Form 10QSB
period 2000-03-31
PIPELINE DATA INC
filed 2000-09-19
CIK 1086533

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from -------------- to ------------------

     Commission file number: 333-79831


                               Pipeline Data Inc.
                               ------------------
                      (Exact name of small business issuer
                          as specified in its charter)

               Delaware                                     13-3953764
  ----------------------------------------------------------------------------
     (State or other  jurisdiction                          (IRS Employer
   of incorporation  or  organization)                   Identification No.)

                      250 East Hartsdale Avenue, Suite 21,
                       Hartsdale NY 10530; (914) 725-7028
         --------------------------------------------------------------
          (Address and telephone number of principal executive offices, principal place of business,

     and name, address and telephone number of agent for service of process)
                                 Jack Rubinstein
                      250 East Hartsdale Avenue, Suite 21,
                              Hartsdale NY 10530
                                 (914) 725-7028

     Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. N/A

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 12, 2000, the Company there are 3,080,758 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                               PIPELINE DATA INC.

                  JUNE 30, 2000 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                     Page Number
                                                                     -----------

Special Note Regarding Forward Looking Information......................  3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements............................................  4
Item 2. Management's Discussion and Analysis of
    Financial Condition and Results of Operations....................... 10
Item 3. Quantitative and Qualitative Disclosures About Market Risk...... 13

PART II - OTHER INFORMATION

Item 1. Legal Proceedings............................................... 13
Item 2. Changes in Securities and Use of Proceeds....................... 13
Item 3. Defaults Upon Senior Securities................................. 14
Item 4. Submission of Matters to a Vote of Security Holders............. 14
Item 5. Other Information............................................... 14
Item 6. Exhibits and Reports on Form 8-K................................ 14


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward- looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                                     PART I

                              FINANCIAL INFORMATION

        Item 1. Financial Statements

     The condensed financial statements for the periods ended March 31, 2000 included herein have been prepared by Pipeline Data, Inc., (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of March 31, 2000, and the results of operations and cash flows for the three month periods ended March 31, 1999 and 2000.

     The Company's results of operations during the three months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year.

     The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal years ended December 31, 1999.

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

STATEMENTS

Report of Reviewing Independent Accountant.....................       5
Balance Sheet as of March 31, 2000 and
   December 31, 1999...........................................       6
Statement of Operations for the three months
   ended March  31, 2000 and 1999..............................       7
Statement of Cash Flows for the three months
   ended March 31, 2000 and 1999...............................       8
Statement of Stockholders' Equity for the
   three months ended March 31,  2000..........................       9
Notes to Consolidated Financial Statements.....................      10

                               PIPELINE DATA, INC.
                          (a development stage company)
                                  BALANCE SHEET


                                                 December 31,    March 31, 2000
                                                    1999           Unaudited
                                                 ------------    --------------

                                     Assets

Current assets

  Cash                                             $114,868        $106,039
                                                   --------        --------
  Total current assets                              114,868         106,039


Total assets                                       $114,868        $106,039
                                                   ========        ========


                      Liabilities and Stockholders' Equity

Current liabilities

  Accrued expenses                                 $ 21,000        $ 23,250
                                                   ---------       --------
  Total current liabilities                          21,000          23,250


Stockholders' equity

Preferred stock authorized 5,000,000 shares;
 $0.001 par value each.

Common Stock authorized 20,000,000 shares,
   $0.001  par value each.                            2,325           2,325

Additional paid in capital                          631,346         631,346

Deficit accumulated during the development stage   (539,803)       (550,882)
                                                   ---------       ---------
Total stockholders' equity                           93,868          82,789
                                                   ---------       ---------
Total liabilities and stockholders' equity         $114,868         $106,039
                                                   =========       =========



                 See accompanying notes to financial statements.

                               PIPELINE DATA, INC.
                          (a development stage company)
                             STATEMENT OF OPERATIONS


                                                                                 For the period
                                              For the three    For the three     from inception,
                                               months ended     months ended     June 23, 1997, to
                                              March 31, 1999   March 31, 2000    March 31, 2000
                                                Unaudited         Unaudited        Unaudited
                                              --------------   ---------------   ----------------


Revenue                                    $24,962           $12,000             $64,500

Costs of goods sold                            -0-               -0-                 -0-

Gross profit                                24,962            12,000              64,500

Operations:
  General and administrative                 3,988            23,079             214,108
  Non cash compensation -
    legal and consulting fee                                 394,000
  Depreciation and  amortization                                                   2,852
  Total expense                              3,988            23,079             610,960

Loss from operations                        26,012           (11,079)           (546,460)

Other income and expense
  Interest expense                           1,050                                 4,422
                                             1,050                                 4,422

Net income (loss)                          $24,062          $(11,079)          $(550,882)

Net income (loss) per share-basic               $0.02            $(0.00)
Number of shares outstanding-basic       1,039,236         2,325,000


                 See accompanying notes to financial statements.

                               PIPELINE DATA, INC.
                          (a development stage company)
                             STATEMENT OF CASH FLOWS

                                                                                 For the period
                                              For the three    For the three     from inception,
                                               months ended     months ended     June 23, 1997, to
                                              March 31, 1999   March 31, 2000    March 31, 2000
                                                Unaudited         Unaudited        Unaudited
                                              --------------   ---------------   ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                 24,962           $(11,079)        $(550,882)
Adjustments to reconcile net loss
   to cash used in operating
Add items not affecting cash
  Non cash compensation consulting fees
    paid with shares of                                               394,000
  Depreciation                                                                            2,852
Changes in non-cash operating accounts
  Accrued expenses                                   2,250             23,250
TOTAL CASH FLOWS FROM OPERATIONS                    24,962             (8,829)         (130,780)

CASH FLOWS FROM FINANCING ACTIVITIES
  Officer loan payable                               1,050                                   -0-
  Sale of shares of common stock                                                         124,850
  Capital contribution                                                                   114,821
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES           1,050                               239,671

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of office equipment                                                            (2,852)
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES

NET INCREASE (DECREASE) IN CASH                     26,012               8,829           106,039
CASH BALANCE BEGINNING OF PERIOD                     4,367             114,868               -0-
CASH BALANCE END OF PERIOD                         $30,379            $106,039          $106,039






                See accompanying notes to financial statements.

                               PIPELINE DATA, INC.
                          (a development stage company)
                        STATEMENT OF STOCKHOLDERS EQUITY


                                                                                         Deficit
                                      Common Stock    Common Stock     Additional      accumulated during
Date                                                                 paid in capital    developent stage    Total
-------------                         ------------    ------------   ---------------   ------------------  ------


June 24, 1994                                  100             $1          $9,748                        $  9,749

Forward split of shares                  1,000,000          1,000           8,749                           9,749
Cancellation of shares                    (750,000)          (750)            750
Net loss                                                                                        (38,620)  (38,620)
December 31, 1997 restated                 250,000            250           9,499               (38,620)  (28,871)

Shares issued for consulting fees          752,500            752         187,373                         188,125
Net loss                                                                                       (236,509) (236,509)
Balance December 31, 1998                1,002,500          1,002        $196,872              (275,129)  (77,255)

Sale of shares                           1,247,500          1,248         310,627                         311,875
Capital contribution                                                      105,172                         105,172
Cancellation of shares                     (25,000)           (25)         (6,225)                         (6,250)
Issuance of shares for legal fees          100,000            100          24,900                          25,000
Net loss                                                                                       (264,674) (264,674)
Balance December 31, 1999                2,325,000         $2,325        $631,346              (539,803) $ 93,868

Unaudited

Net loss                                                                                        (11,079)  (11,079)
Balances March 31, 2000                  2,325,000         $2,325        $631,346             $(550,882) $ 82,789





                See accompanying notes to financial statements.

                               PIPELINE DATA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

     NOTE  A--BASIS  OF  PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted principles for interim financial information as set forth in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of Pipeline Data, Inc. (the "Company") for the three months ended March 31, 1999 and 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

     NOTE B--EARNINGS PER SHARE

     Basic loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. During the three month periods through March 31, 2000, there were no dilutive securities outstanding

     NOTE C - INCOME TAXES

     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 1999 and March 31, 2000, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward and was fully offset by a valuation allowance.

     At March 31, 2000, the Company has net operating loss carry forwards for income tax purposes of $550,882. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2010.

     The components of the net deferred tax asset as of March 31, 2000 are as follows:

          Deferred tax asset:
         Net operating loss carry forward                          $  187,300
         Valuation allowance                                        $(187,300)
         Net deferred tax asset                                     $     -0-


     The Company recognized no income tax benefit from the loss generated for the period from the date of inception to March 31, 2000. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.

     NOTE F - COMMITMENTS AND CONTINGENCIES

     a. Lease agreements

     The company occupies office space at the office of the President at 250 East Hartsdale Avenue, Hartsdale, New York, 10530 at a monthly rental of $500.

     b. Officer Compensation

     For the period from inception, June 23, 1997, to mARCH 31, 2000, the company has accrued a minimal compensation of $500 per month as compensation to Mr. Rubinstein as consideration for services while the company is in the development stage of development.

Item 2. Management's Discussion and Analysis or Plan of Operation.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF


                             FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
            MARCH 31, 1999 AND 2000 AND FOR THE PERIOD FROM INCEPTION
                       (JUNE 23, 1997) TO MARCH 31, 2000.

     The following discussion relates to the results of our operations to date, and our financial condition:

     This prospectus contains forward looking statements relating to our company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Development stage activities.

     The company has been a development stage enterprise from its inception June 23, 1997 to March 31, 2000. The company is in the process of developing a web site on the World Wide Web for the purpose of selling health care products and sharing its expertise by doing consulting.

     During this period, management devoted the majority of its efforts to initiating the process of the web site design and development, obtaining new customers for sale of consulting services, developing sources of supply, developing and testing its marketing strategy and finding a management team to begin the process of: completing its marketing goals; furthering its research and development for its products; completing the documentation for and selling initial shares through the company's private placements; and completing the documentation for the company's initial public offering. These activities were funded by the company's management and investments from stockholders. The company has not yet generated sufficient revenues during its limited operating history to fund its ongoing operating expenses, repay outstanding indebtedness, or fund its web site and product development activities. There can be no assurance that development of the web site will be completed and fully tested in a timely manner and within the budget constraints of management and that the company's marketing research will provide a profitable path to utilize the company's marketing plans. Further investments into web site development, marketing research as defined in the company's operating plan will significantly reduce the cost of development, preparation, and processing of purchases and orders by enabling the company to effectively compete in the electronic market place.

     During this developmental period, the company has been financed through officer's loans with a balance of $43,672 from Jack Rubinstein, which were converted to additional paid in capital as of June 30, 1999. The company also financed its activities through the sale of shares of common stock aggregating $230,022.

Results of Operations for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999.

     For the three months ended March 31, 2000, the company generated net sales of $12,000 as compared to $24,962 for the three months ended March 31, 1999 representing an decrease of $12,962 . The company's cost of goods sold for the three months ended March 31, 2000 was $-0- as compared to $-0- for the three months ended March 31, 1999. The company's gross profit on sales was approximately $12,000 for the three months ended March 31, 2000 as compared to $24,962 for the three months ended March 31, 1999. The decrease in gross profit is the result of offering for sale technology that was learned as a result of organizing the business.

        The company's general and administrative costs aggregated approximately $23,079 for the three months ended March 31, 2000 as compared to $3,988 for the three months ended March 31, 1999 representing an increase of $19,091. An analysis of expenses for the three months ended March 31, 2000 includes spending for professional fees of $11,260, rent of $1,500, office expense of $8,819, officer compensation of $1,500.

Results of Operations for the period from inception (June 23, 1997) to March 31, 2000.

     For the period from the company's inception, June 23, 1997, through March 31, 2000, a period of approximately 33 months, the company generated net sales of $64,500 (an average of $1,954 per month). The company's cost of goods sold on sales was approximately $-0- for the period from the company's inception June 23, 1997, through March 31, 2000. The gross profit from sales for this 33 month period is $64,500. Management believes the gross profit of an average of approximately $1,954 per month for the period from inception, June 23, 1997, through March 31, 2000, will improve and stabilize once the company's web site facilities become realized at the completion of the public offering and its marketing plans become fully implemented.

     The company's general and administrative costs aggregated approximately $610,960 for the period from inception, June 23, 1997, through March 31, 2000. Of these initial startup costs, approximately $41,500 is attributed to wages, telephone of $13,105, professional fees of $84,547, rent of $21,375, and office and computer expenses of $38,433, $394,000 in consulting expenses paid with shares of common stock and $18,000 in officer compensation.

Liquidity and Capital Resources.

     The company increased its cash position to $106,039 at March 31, 2000 from a cash balance of $-0- at June 23, 1997. Working capital at March 31, 2000 was positive at $82,789. The Company expended cash through its negative cash flows from operations of $8,829 for the three months ended March 31, 2000

     Management believes that it will be able to fund the company through its present cash position and the continuation of offering consulting services and the receipt of additional capital contributions until the company's web site is developed and on-line and the process of a public offering is completed.

Capital Commitments and Future Expenditures

     Our  web  site  located  at   http://www.healthpipeline.com   is  currently
operational and may be "clicked on" for inspection. We believe that expansion and modification of the web site and business will occur in several stages.

     The first stage consists of initial web site construction and collection of health-related data from existing web sites and service providers and equipping our facility with hardware, primarily workstations and dedicated data feed supply lines. This has been partially completed. To complete the development of our web-site, we require:

o a web-enabled platform by which we can implement an Internet application that will be scalable (capable of growing to support additional users) enough to handle hundreds or thousands of users, yet flexible enough to meet continually changing business requirements and

o highly defined customization enabling a subscriber to specify his/her fields of interest within the entire spectrum of health, medicine, and pharmacy. Through this feature, we will be able to create a database of user profiles (a knowledgebase of subscribers) which we can market to medical research companies, companies involved in clinical trials, marketers and other sources of revenue generation.

     This phase of development will commence upon receipt of the minimum proceeds from this offering. The completion of this portion of our development is dependent upon the receipt of the maximum proceeds from this offering. In the event that we do not raise the maximum amount sought by this offering, we will have to seek alternative sources of financing. We cannot assure you that we will be able to secure financing from other sources. Assuming we raise the maximum offering amount, we anticipate the completion of our website development around the second quarter of 2001.

     Neither the purchase/installation of workstations and dedicated T-1 supply lines nor the development of a web enabled platform with highly defined customization has taken place. Hardware requirements require approximately $30,000 of capital expenditures and T-1 supply lines can be leased for approximately $1500-$2000 per month. Thus, completion of workstation/T-1 supply lines portion would require approximately $54,000 and to complete the development of the web-site would require a total of approximately $175,000 during the next twelve (12) months. The next stage of operation/expansion consists of marketing/advertising expenditures. To refine and commence our marketing strategy, we require, among other things:

o a market study on the largest recruiters of clinical trial participants and their recruitment methods in the hopes of tapping this potential revenue producing source upon the commercialization of our site. We expect to be completed the third quarter of 2000. We expect to commence this campaign upon receipt of the minimum proceeds;

o the execution of a consumer public relations and advertising campaign to raise awareness of the site and subsequently attract visitors to the site. This campaign will include on-line and off-line activities. As a first step, we have retained Rainbow Media to act as our promotional agent. Among their activities will be arranging for media interviews and press coverage, distributing news releases, and any other activity that might raise the profile of our company and our services. We expect to commence this campaign after the completion of our website, which we anticipate occurring no earlier than the second quarter 2001. This will be an ongoing campaign;

o the execution of a business-to-business public relations and advertising campaign to attract pharmaceutical firms, pharmacy chains, medical device manufacturers, clinical trial companies, biotechnology firms and other health care marketers, as well as their advertising agencies, as advertisers and/or sponsors. We expect to commence this campaign during the third quarter of 2000. This will be an ongoing campaign; and

o the execution of an ongoing effort to build relationships with strategic organizations in the healthcare and information technology sectors. These organizations would include healthcare marketers including pharmaceutical firms, medical service companies--as well as charitable research foundations and publishers, pharmacies, clinical trial organizations, allied health-care groups, and customer media. We expect to commence this campaign upon receipt of the minimum proceeds. This will be an ongoing campaign.

     We estimate that approximately $175,000 may be needed for this stage of operation/expansion. The completion of this phase of our development is dependent upon the receipt of the maximum proceeds from this offering. In the event that we do not raise the maximum amount sought by this offering, we will have to seek alternative sources of financing. We cannot assure you that we will be able to secure financing from other sources.

     The next stage of operation/expansion consists of attempts to engage in assembling a high quality management team and strategic alliances with health care professionals and organizations having synergies with our company. The exact details of this stage are difficult to predict and a number of different strategies have evolved in the current dynamic information marketplace. In addition, web site development has increased rapidly and web site capabilities maybe achieved by purchasing future, existing sites rather than developing them internally. Several existing health care web sites have been able to recruit health professionals through the use of stock options and other forms of incentive compensation which require little current, out of pocket expenditure. We are unable to predict whether we can replicate this strategy. Accordingly, we estimate that approximately $175,000 may be needed for this stage of operation/expansion, which we will commence upon the receipt of the minimum proceeds of this offering.

     Taken together and using these highest cost estimates, approximately $525,000 of capital expenditures/development costs can be expected in order to effectuate the three step process outlined above. Therefore we anticipate that most of the net proceeds of this offering will be consumed in effectuating this strategy. This is a non-underwritten offering and we cannot predict whether it will be completed successfully. Should we not be able to complete this offering, we would need to seek further financing. We have no present financing commitments and would need to seek further financing. It is not certain that such financing could be obtained, or if obtained, would be available at commercially reasonable rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     All shares sold by the Issuer during the last three years have been registered under the Securities Act of 1933.

ITEM 3. DEFAULTS IN SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

27   Financial Data Schedule

(b)  Reports on Form 8-K.


     None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PIPELINE DATA INC.

                                     By: /s/ Jack Rubinstein

                                       --------------------
                                       Jack Rubinstein

                                       President and Chief Financial Officer

Dated: September 12, 2000