Form 10QSB
period 2000-06-03
PIPELINE DATA INC
filed 2000-09-19
CIK 1086533

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the six month period ended June 30, 2000

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

                      250 East Hartsdale Avenue, Suite 21,
                       Hartsdale NY 10530; (914) 725-7028
         --------------------------------------------------------------
          (Address and telephone number of principal executive offices, principal place of business,


     and name, address and telephone number of agent for service of process)\

                                Jack Rubinstein
                      250 East Hartsdale Avenue, Suite 21,
                               Hartsdale New York 10530
                                 (914) 725-7028

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
Item 2. Management's Discussion and Analysis of
    Financial Condition and Results of Operations....................... 13
Item 3. Quantitative and Qualitative Disclosures About Market Risk...... 16

PART II - OTHER INFORMATION

Item 1. Legal Proceedings............................................... 17
Item 2. Changes in Securities and Use of Proceeds....................... 17
Item 3. Defaults Upon Senior Securities................................. 17
Item 4. Submission of Matters to a Vote of Security Holders............. 17
Item 5. Other Information............................................... 17
Item 6. Exhibits and Reports on Form 8-K................................ 17


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

 PART I
                              FINANCIAL INFORMATION

     Item 1. Financial Statements

     The condensed financial statements for the period ended June 30, 2000 included herein have been prepared by Pipeline Data, Inc., (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of June 30, 2000, and the results of operations and cash flows for the six month periods ended June 30, 1999 and 2000.

     The Company's results of operations during the six months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year.

     The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal years ended December 31, 1999.

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

STATEMENTS

Report of Reviewing Independent Accountant.....................       5
Balance Sheet as of June 30, 2000 and
   December 31, 1999...........................................       6
Statement of Operations for the three months
   ended June 30, 2000 and 1999................................       7
Statement of Cash Flows for the three months
   ended June 30, 2000 and 1999................................       8
Statement of Stockholders' Equity for the
   three months ended June 30,  2000...........................       9
Notes to Consolidated Financial Statements.....................      10

                               PIPELINE DATA, INC.
                          (a development stage company)
                                  BALANCE SHEET


                                                 December 31,    June 30, 2000
                                                    1999           Unaudited
                                                -----------    --------------

                                        Assets
Current assets                                     $114,868        $555,771
                                                   --------        -------
  Total current assets                              114,868         555,771


Total assets                                        $114,868        $555,771
                                                    ========        ========

                        Liabilities and Stockholders' Equity

Current liabilities
  Accrued expenses                                   $21,000         $25,500
                                                     -------         -------
  Total current liabilities                           21,000          25,500


Stockholders' equity
  Preferred stock authorized 5,000,000 shares;
$0.001 par value each.
At December 31, 1999 and June 30, 2000
 there are -0- and -0- shares oustanding.

  Common Stock authorized 20,000,000 shares,
 $0.001  par value each.                             2,325           2,325

At December 31, 1999 and June 30, 2000, there are 2,325,000 and 2,325,000 shares outstanding respectively .

Additional paid in capital                          631,346         631,346

Common stock and warrants subscribed                                453,000

Deficit accumulated during the development stage  (539,803)        (556,400)
                                                  ---------        ---------

Total stockholders' equity                           93,868         530,271
                                                    -------         -------

Total liabilities and stockholders' equity        $ 114,868        $555,771
                                                  =========        ========





                 See accompanying notes to financial statements.

                               PIPELINE DATA, INC.
                          (a development stage company)
                             STATEMENT OF OPERATIONS

                                                                                 For the period
                                             For the six months   For the six    from inception,
                                             months ended        months ended   June 23, 1997, to
                                             June 30, 1999       June 30, 2000   June 30, 2000
                                               Unaudited           Unaudited       Unaudited
                                              --------------   ---------------   ----------------



Revenue                                     $30,000            $-0-             $52,500

Costs of goods sold                             -0-             -0-                -0-

Gross profit                                30,000             -0-              52,500

Operations General and administrative       58,649          16,597              207,626
  Non cash compensation - legal
 and consulting fee                                                             394,000
  Depreciation and  amortization            ------       ---------              2,852
  Total expense                             58,649          16,597              604,478

Loss  from operations                      (28,649)        (16,597)             (551,978)

Other income and expense
  Interest expense                          1,050                               4,422
                                            1,050                               4,422

Net income (loss)                       $(29,699)       $(16,597)               $(556,400)
                                        ---------       --------                ---------

Net income (loss)  per share -basic      $(0.02)         $(0.00)
Number of shares outstanding-basic      1,250,000       2,325,000





                 See accompanying notes to financial statements.

                               PIPELINE DATA, INC.
                          (a development stage company)
                             STATEMENT OF CASH FLOWS


                                                                                For the period
                                               For the six      For the six    from inception,
                                               months ended     months ended    June 23, 1997, to
                                              June 30, 1999   June 30, 2000     June 30, 2000
                                                Unaudited         Unaudited        Unaudited
                                             ---------------  --------------    ----------------
                                                                                      .

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                            $(29,699)           $(16,597)       $(556,400)
Adjustments to reconcile net loss
 to cash used in operating activites
Add items not affecting cash
  Non cash compensation consulting fees
 paid with shares of common stock                                                    394,000
  Depreciation                                                                         2,852
Changes in non-cash operating accounts
  Accrued expenses                                                    4,500           25,500
                                                --------            --------        --------
TOTAL CASH FLOWS USED BY OPERATIONS             (23,699)            (12,097)        (134,048)

CASH FLOWS FROM FINANCING ACTIVITIES
  Officer loan payable                          (72,622)                                 -0-
  Sale of shares of common stock                114,672             453,000          577,750
  Capital contribution                                                               114,921

TOTAL CASH FLOWS FROM FINANCING ACTIVITIES       42,050             453,000          692,671

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of office equipment                                                        (2,852)
                                                -------            ---------         --------
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                                            (2,852)

NET INCREASE (DECREASE) IN CASH                  18,351             440,903          555,771
CASH BALANCE BEGINNING OF PERIOD                  4,367             114,868              -0-
CASH BALANCE END OF PERIOD                     $ 22,718            $555,771         $555,771





                See accompanying notes to financial statements.

                               PIPELINE DATA, INC.
                          (a development stage company)
                        STATEMENT OF STOCKHOLDERS EQUITY


                                                      Additional     Warrants         Deficit
                             Common Stock   Common       paid in                  accumulated during
Date                                         Stock       capital                   developent stage      Total
----                         ------------   -------   -----------    --------      -----------------    -------

June 23,1997                         100          $1        $9,748                                      $9,749

Forward split of shares        1,000,000       1,000         8,749                                       9,749
Cancellation of shares          (750,000)       (750)          750
Net loss                                                                                (38,620)       (38,620)


December 31, 1997 restated        250,000         250        9,499                      (38,620)       (28,871)

Shares issued for                 752,500         752      187,373                                     188,125
consulting fees
Net loss                                                                                (236,509)     (236,509)


Balance December 31, 1998       1,002,500       1,002       $196,872                    (275,129)      (77,255)

Sale of shares                  1,247,500       1,248        310,627                                    311,875
Capital contribution                                         105,172                                    105,172
Cancellation of shares           (25,000)        (25)        (6,225)                                     (6,250)
Issuance of shares for            100,000         100         24,900                                     25,000
legal fees
Net loss                                                                                 (264,674)     (264,674)


Balance December 31, 1999       2,325,000      $2,325       $631,346                     (539,803)       $93,868

Unaudited
Sale of shares and warrants                                             453,000

Net loss                                                                                 (16,597)       (16,597)


Balances June 30, 2000        2,325,000      $2,325       $631,346     $453,000            $(556,400)   $530,271








                See accompanying notes to financial statements.

                               PIPELINE DATA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000


     NOTE A--BASIS OF PRESENTATION The accompanying unaudited financial statements have been prepared in accordance with generally accepted principles for interim financial information, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of Pipeline Data, Inc. (the "Company") for the six months ended June 30, 1999 and 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

     NOTE B--EARNINGS PER SHARE

     Basic loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. During the six month periods through June 30, 2000, there were no dilutive securities outstanding.

     NOTE C - INCOME TAXES

     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 1999 and June 30, 2000, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward and was fully offset by a valuation allowance.

     At June 30, 2000, the Company has net operating loss carry forwards for income tax purposes of $556,400. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2010.

     The components of the net deferred tax asset as of June 30, 2000 are as follows:

       Deferred tax asset:
       Net operating loss carry forward                            $  189,176
       Valuation allowance                                         $ (189,176)
       Net deferred tax asset                                      $     -0-


     The Company recognized no income tax benefit from the loss generated for the period from the date of inception to June 30, 2000. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.

     NOTE F - COMMITMENTS AND CONTINGENCIES

     a. Lease agreements

     The company occupies office space at the office of the President at 250 East Hartsdale Avenue, Hartsdale, New York, 10530 at a monthly rental of $500.

     b. Officer Compensation

     For the period from inception, June 23, 1997, to June 30, the company has accrued a minimal compensation of $500 per month as compensation to Mr. Rubinstein as consideration for services while the company is in the development stage of development.

     NOTE G - PUBLIC OFFERING

     The Company is in the process conducting a public offering of the following securities:

(i)  1,000,000 shares of common stock at a price of $0.50 per share,

(ii) 1,000,000 Class A Redeemable Warrants, at a price of $0.10 per Warrant, and

(iii) 1,000,000 Class B Redeemable Warrants at a price of $0.10 per Warrant.

     The Company also is registering, concurrently with the offering, the sale of 1,250,000 shares of Common Stock owned by shareholders. Any proceeds and profits from their sale will go to these shareholders and not to the Company. The selling shareholders may resell their Common Stock at prices below our initial offering price. They have agreed not to sell any of their shares until one year from the effective date of this Registration Statement.

     As of June 30, 2000, the Company has received subscriptions for an aggregate of 757,690 shares of common stock for an aggregate of 741,550 warrants for an aggregate consideration of $453,000. Subsequent to the date of the financial statements, the Company made delivery of both the share and the warrant certificates.

Item 2. Management's Discussion and Analysis or Plan of Operation.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                             FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
                    JUNE 30, 1999 AND 2000 AND FOR THE PERIOD
                FROM INCEPTION (JUNE 23, 1997) TO JUNE 30, 2000.

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

Development stage activities.

     The company has been a development stage enterprise from its inception June 23, 1997 to June 30, 2000. The company is in the process of developing a web site on the World Wide Web for the purpose of selling health care products and sharing its expertise by doing consulting.

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

     During this developmental period, the company has been financed through officer's loans with a balance of $43,672 from Jack Rubinstein, which were converted to additional paid in capital as of June 30, 1999. The company also financed its activities through the sale of shares of common stock and warrants aggregating $692,671.

     Results of Operations for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999.

     For the six months ended June 30, 2000, the company generated net sales of $-0- as compared to $30,000 for the six months ended June 30, 1999 representing an decrease of $30,000. The company's cost of goods sold for the six months ended June 30, 2000 was $-0- as compared to $-0- for the six months ended June 30, 1999. The company's gross profit on sales was approximately $-0- for the six months ended June 30, 2000 as compared to $30,000 for the six months ended June 30, 1999. The decrease in sales and gross profit is the result of focusing the Company's efforts on completing the website and developing its internet business.

     The company's general and administrative costs aggregated approximately $16,597 for the six months ended June 30, 2000 as compared to $58,649 for the six months ended June 30, 1999 representing an decrease of $42,052. An analysis of expenses for the six months ended June 30, 2000 includes spending for professional fees of $11,260, rent of $3,000, office expense of $87, officer compensation of $2,250.

     Results of Operations for the period from inception (June 23, 1997) to June 30, 2000.

     For the period from the company's inception, June 23, 1997, through June 30, 2000, a period of approximately 36 months, the company generated net sales of $52,500 (an average of $1,458 per month). The company's cost of goods sold on sales was approximately $-0- for the period from the company's inception June 23, 1997, through June 30, 2000. The gross profit from sales for this 36 month period is $52,500. Management believes the gross profit of an average of approximately $1,458 per month for the period from inception, June 23, 1997, through June 30, 2000, will improve and stabilize once the company's web site facilities become realized at the completion of the public offering and its marketing plans become fully implemented.

     The company's general and administrative costs aggregated approximately $604,478 for the period from inception, June 23, 1997, through June 30, 2000. Of these initial startup costs, approximately $40,000 is attributed to wages, telephone of $12,804, professional fees of $68,798, rent of $22,875, and office and computer expenses of $47,251, $394,000 in consulting expenses paid with shares of common stock and $18,750 in officer compensation.

Liquidity and Capital Resources.

     The company increased its cash position to $555,771 at June 30, 2000 from a cash balance of $-0- at June 23, 1997. The Company has increased its cash position by approximately $453,000 through the sale of an aggregate of 757,690 shares of common stock for an aggregate of 741,550 warrants. Working capital at June 30, 2000 was positive at $530,271. The Company expended cash through its negative cash flows from operations of $12,097 for the six months ended June 30, 2000.

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