Form 10QSB
period 2000-09-30
PIPELINE DATA INC
filed 2000-11-14
CIK 1086533

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the nine month period ended September 30, 2000

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ______________ to __________________

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

                                Jack Rubinstein
                      250 East Hartsdale Avenue, Suite 21,
                       Hartsdale NY 10530; (914) 725-7028
         --------------------------------------------------------------
          (Address and telephone number of principal executive offices, principal place of business,
     and name, address and telephone number of agent for service of process)



     Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. N/A

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 6, 2000, there are 3,116,890 shares of our company's common stock issued and outstanding and 785,210 warrants outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                               PIPELINE DATA INC.

                  SEPTEMBER 30, 2000 QUARTERLY REPORT ON FORM 10-QSB
                               TABLE OF CONTENTS

                                                                   Page Number
                                                                   -----------

Special Note Regarding Forward Looking Information......................  3

PART I - UNAUDITED FINANCIAL INFORMATION

Item 1. Financial Statements............................................  4
Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations................... 11
Item 3. Quantitative and Qualitative Disclosures About Market Risk...... 14

PART II - OTHER INFORMATION

Item 1. Legal Proceedings............................................... 15
Item 2. Changes in Securities and Use of Proceeds....................... 15
Item 3. Defaults Upon Senior Securities................................. 15
Item 4. Submission of Matters to a Vote of Security Holders............. 15
Item 5. Other Information............................................... 15
Item 6. Exhibits and Reports on Form 8-K................................ 15

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this quarterly report as well as in our prospectus dated April 26, 2000.

 PART I
                              FINANCIAL INFORMATION

     Item 1. Financial Statements

     The financial statements for the period ended September 30, 2000, included herein have been prepared by Pipeline Data Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of company as of September 30, 2000 and the results of operations and cash flows for the nine month periods ended September 30, 1999 and 2000.

     The company's results of operations during the nine months of our current fiscal year are not necessarily indicative of the results to be expected for the full fiscal year.

     The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.


STATEMENTS

Balance Sheet as of September 30, 2000 and
   December 31, 1999.........................................................5
Statement of Operations for the three months and nine months ended
   September 30, 2000 and 1999 and from inception to September 30, 2000......6
Statement of Cash Flows for the nine months ended September 30, 2000 and 1999 and from inception to September 30, 2000.........................7
Statement of Stockholders' Equity from inception to
   September 30, 2000........................................................8
Notes to Financial Statements................................................9

                               PIPELINE DATA INC.
                          (a development stage company)
                                  Balance Sheet

                                                                               September 30,
                                                                December 31,      2000
                                                                   1999        (Unaudited)
                                                                   ----        -----------

                               Assets

Current assets
Cash and equivalents                                            $   114,868    $   552,267
                                                                -----------    -----------
  Total current assets                                              114,868        552,267
                                                                -----------    -----------
Total assets                                                    $   114,868    $   552,267
                                                                ===========    ===========

                  Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable &  accrued expenses                           $    21,000    $    40,084
                                                                -----------    -----------

  Total current liabilities                                          21,000         40,084
                                                                -----------    -----------


Stockholders' equity:
Preferred stock authorized 5,000,000 shares; $0.001 par value
At December 31, 1999 and September 30, 2000 there are -0- and -0- shares outstanding

Common Stock authorized 20,000,000 shares, $0.001 par value           2,325          3,119
At  December 31, 1999 and  September 30, 2000,
there are 2,325,000 and 3,116,890 shares outstanding
shares outstanding respectively

Additional paid-in capital                                          631,346      1,105,028

Deficit accumulated during the development stage                   (539,803)      (595,964)
                                                                -----------    -----------

Total stockholders' equity                                           93,868        512,183
                                                                -----------    -----------

Total liabilities and stockholders' equity                      $   114,868    $   552,267
                                                                ===========    ===========



                 See accompanying notes to financial statements.




                                                                  PIPELINE DATA INC.
                                                             (a development stage company)
                                                                Statement of Operations
                                                                      (UNAUDITED)


                                                                                                                     For the period
                                   For the three      For the three        For the nine        For the nine        from inception,
                                   months ended        months ended        months ended        months ended       June 23, 1997 to
                                September 30, 1999  September 30, 2000  September 30, 1999  September 30, 2000  September 30, 2000
                                    -----------        -----------         -----------          -----------          -----------

Revenue                                   $-0-                $  -0-          $ 30,000            $   -0-               $ 52,500

Costs of goods sold                        -0-                   -0-               -0-                -0-                   -0-
                                       ---------             -------          --------            --------              --------

Gross profit                                                                    30,000                 --                 52,500
                                       ---------             -------          --------            --------              --------
Operations:
  General and administrative             10,870              42,037             69,519              57,634               248,663
  Non-cash compensation - legal
  and consulting fee                                                                                 1,000               395,000
  Depreciation                                                                                          --                 2,852
                                       ---------             -------          --------            --------              --------
  Total expense                          10,870              42,037            69,519               58,634               646,515
                                       ---------             ------           --------            --------               -------

Income (loss) from operations           (10,870)            (42,037)          (39,519)             (58,634)             (594,015)
                                       ---------             ------           --------            --------               -------

Other income (expense)
  Interest income                                              2,473                --               2,473                 2,473
  Interest expense                                                --            (1,050)                 --                (4,422)

Total other income (expense)                  --               2,473            (1,050)              2,473                (1,949)
                                       ---------             -------          --------            --------              --------
Net (loss)                             $ (10,870)         $  (39,564)        $ (40,569)          $ (56,161)           $ (595,964)
                                       ==========         ===========       ===========          ==========           ===========


Net (loss)  per share - basic            $ (0.01)           $ (0.01)          $ (0.04)             $ (0.02)
Number of shares outstanding - basic     977,500          3,116,982           977,500            2,476,158




                 See accompanying notes to financial statements.





                                                       PIPELINE DATA INC.
                                                  (a development stage company)
                                                     Statement of Cash Flows
                                                           (UNAUDITED)

                                                                                                        For the period
                                                                For the nine        For the nine        from inception,
                                                                months ended        months ended       June 23, 1997 to
                                                             September 30, 1999  September 30, 2000   September 30, 2000
                                                             ------------------  ------------------   ------------------

 CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                                   $ (40,569)          $ (56,161)          $  (595,964)
 Adjustments to reconcile net loss
  to cash used in operating activities
 Add items not affecting cash
   Non cash compensation consulting fees
  paid with shares of common stock                                                      1,000               395,000
   Depreciation                                                                                               2,852
 Changes in non-cash operating accounts
   Accrued expenses                                                 9,000              19,084                40,084
                                                                  -------             -------              --------

 TOTAL CASH FLOWS USED BY OPERATIONS                              (31,569)            (36,077)             (158,028)
                                                                  -------             -------              --------

 CASH FLOWS FROM FINANCING ACTIVITIES
   Officer loan payable repayment                                 (72,622)
   Sale of shares of common stock and warrants                     24,750             473,476               598,226
   Capital contribution                                           105,172                                   114,921
                                                                  -------             -------              --------

 TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                        57,300             473,476               713,147
                                                                  -------             -------              --------

 CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of office equipment                                                                              (2,852)
                                                                  -------             -------              --------
 TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                                                                  (2,852)
                                                                  -------             -------              --------


 NET INCREASE (DECREASE) IN CASH                                   25,731             437,399               552,267

 CASH BALANCE BEGINNING OF PERIOD                                   4,367             114,868                    -0-
                                                                  -------             -------              --------

 CASH BALANCE END OF PERIOD                                      $ 30,098           $ 552,267             $ 552,267
                                                                 =========          ==========            ==========




                See accompanying notes to financial statements.





                                                        PIPELINE DATA, INC.
                                                   (A development stage company)
                                                 Statement of Stockholders' Equity

                                                                                                      Deficit
Date                                          Common Stock        Common         Additional      accumulated during        Total
                                                (Shares)          Stock       paid-in capital     development stage
                                           ---------------------------------------------------------------------------------------

June 23, 1997                                     100              $1                 $9,748                              $ 9,749
                                           =======================================================================================
Forward split of shares                     1,000,000           1,000                  8,749                                9,749
Cancellation of shares                       (750,000)           (750)                   750
Net income (loss)                                                                                        (38,620)         (38,620)
                                            ---------         -------            -----------          ----------        ---------

December 31, 1997 restated                    250,000             250                  9,499             (38,620)         (28,871)

Shares issued for consulting fees             752,500             752                187,373                              188,125
Net (loss)                                                                                              (236,509)        (236,509)
                                            ---------         -------            -----------          ----------        ---------

Balance, December 31, 1998                  1,002,500           1,002                196,872            (275,129)         (77,255)

Sale of shares for cash and services        1,247,500           1,248                310,627                              311,875
Capital contribution                                                                 105,172                              105,172
Cancellation of shares                        (25,000)            (25)                (6,225)                              (6,250)
Issuance of shares for legal fees             100,000             100                 24,900                               25,000
Net  (loss)                                                                                             (264,674)        (264,674)
                                            ---------         -------            -----------          ----------        ---------

Balance, December 31, 1999                  2,325,000           2,325                631,346            (539,803)          93,868


    UNAUDITED

Issuance of shares for services                 2,000               2                    998                                1,000
Sale of shares and warrants                   789,890             792                472,684                              473,476
Net (loss)                                                                                               (56,161)         (56,161)
                                            ---------         -------            -----------          ----------        ---------

Balance, September 30, 2000                 3,116,890         $ 3,119            $ 1,105,028          $ (595,964)       $ 512,183
                                           =============   ==============   ===================    ================   ============


                See accompanying notes to financial statements.

                               PIPELINE DATA INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of Pipeline Data Inc. for the nine months ended September 30, 1999 and 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

NOTE B - EARNINGS PER SHARE

     Basic loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. During the nine month periods through September 30, 2000, there were no dilutive securities outstanding.

NOTE C - INCOME TAXES

     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 1999 and September 30, 2000, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward and was fully offset by a valuation allowance.

     At September 30, 2000, the Company has net operating loss carry forwards for income tax purposes of $595,964. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2010.

     The components of the net deferred tax asset as of September 30, 2000 are as follows:

    Deferred tax asset:
    Net operating loss carry forward              $ 202,627
    Valuation allowance                            (202,627)
                                                  ----------
    Net deferred tax asset                        $   -0-
                                                  ==========

     The Company recognized no income tax benefit from the loss generated for the period from the date of inception to September 30, 2000. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.

NOTE D - COMMITMENTS AND CONTINGENCIES

     a. Lease agreements

     The company occupies office space at the office of the president at 250 East Hartsdale Avenue, Hartsdale, New York, 10530 at a monthly rental of $500.

     b. Officer Compensation

     For the period from inception, June 23, 1997, to September 30, 2000, the company has accrued a minimal compensation of $500 per month as compensation to Mr. Rubinstein as consideration for services while the company is in the development stage of development.


NOTE E - PUBLIC OFFERING

     The company conducted an initial public offering of its common stock and common stock purchase warrants and has sold 789,890 shares of common stock and 785,210 Class A redeemable warrants for aggregate proceeds for $473,466. No class B redeemable warrants were sold.

     Additionally, 2,000 shares of common stock were issued for $1,000 or $0.50 per share for printing services.

     As of September 30, 2000 the company has reserved 785,210 shares of common stock pending the conversion of the warrants into shares of common stock.

     Class A warrants are exercisable into shares of common stock at $3.00 per share until the third anniversary of the effective date of the offering (April 25, 2000). Class B warrants are exercisable into shares of common stock at $5.00 per share until the fifth anniversary of the effective date of the offering.

     The company also registered the sale of 1,250,000 shares of common stock owned by prior shareholders. Any proceeds and profits from their sale will go to these shareholders and not to the company. They have agreed not to sell any of their shares until one year from the effective date of the Registration Statement, April 26, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                             FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
                 SEPTEMBER 30, 1999 AND 2000, AND FOR THE PERIOD
              FROM INCEPTION (JUNE 23, 1997) TO SEPTEMBER 30, 2000.

     The following discussion relates to the results of our operations to date, and our financial condition:

     This quarterly report contains forward looking statements relating to our company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Development stage activities.

     The company has been a development stage enterprise from its inception June 23, 1997 to September 30, 2000. The company is in the process of developing a web site on the World Wide Web for the purpose of selling health care products and sharing its expertise in business and information dissemination by doing consulting.

     During this period, management devoted the majority of its efforts to initiating the process of the web site design and development, developing sources of supply, developing and testing its marketing strategy and finding a management team to begin the process of: completing its marketing goals; furthering the research and development for its products and services; and completing the documentation for the company's initial public offering and self underwriting this offering. These activities were funded by the company's management and investments from stockholders. The company has not yet generated sufficient revenues during its limited operating history to fund its ongoing operating expenses, repay outstanding indebtedness, or fund its web site and product development activities. There can be no assurance that development of the web site will be completed and fully tested in a timely manner and within the budget constraints of management and that the company's marketing research will provide a profitable path to utilize the company's marketing plans. Further investments into web site development, marketing research as defined in the company's operating plan will significantly reduce the cost of development, preparation, and processing of purchases and orders by enabling the company to effectively compete in the electronic market place.

     During this developmental period, the company has been financed through officer's loans with a balance of $43,672 from Jack Rubinstein, which were converted to additional paid in capital as of September 30, 1999. The company also financed its activities through the sale of shares of common stock and warrants aggregating $692,671.

     Results of Operations for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

     For the nine months ended September 30, 2000, the company generated net sales of $-0- as compared to $30,000 for the nine months ended September 30, 1999, representing a decrease of $30,000. The company's cost of goods sold for the nine months ended September 30, 2000, was $-0- as compared to $-0- for the nine months ended September 30, 1999. The company's gross profit on sales was approximately $-0- for the nine months ended September 30, 2000, as compared to $30,000 for the nine months ended September 30, 1999. The decrease in sales and gross profit is the result of focusing the Company's efforts on its initial public offering as well as completing the website and developing its internet business.

     The company's general and administrative costs aggregated approximately $58,634 for the nine months ended September 30, 2000, as compared to $69,519 for the nine months ended September 30, 1999, representing an decrease of $10,885. An analysis of expenses for the nine months ended September 30, 2000 includes spending for professional fees of $28,585, rent of $4,500, office expense of $10,614, officer compensation of $4,500, filing fees of $10,175, and other expenses of $260.

     Results of Operations for the period from inception (June 23, 1997) to September 30, 2000.

     For the period from the company's inception, June 23, 1997, through September 30, 2000, a period of approximately 39 months, the company generated net sales of $52,500 (an average of $1,346 per month). The company's cost of goods sold on sales was approximately $-0- for the period from the company's inception June 23, 1997, through September 30, 2000. The gross profit from sales for this 39 month period is $52,500. Management believes the gross profit of an average of approximately $1,346 per month for the period from inception, June 23, 1997, through September 30, 2000, will improve and stabilize once the company's web site facilities become realized at the completion of the public offering and its marketing plans become fully implemented.

     The company's general and administrative costs aggregated approximately $646,515 for the period from inception, June 23, 1997, through September 30, 2000. Of these initial startup costs, approximately $40,000 is attributed to wages, professional fees of $118,319, rent of $25,648, office and computer expenses of $31,886, consulting expenses of $394,000 paid with shares of common stock, $19,500 in officer compensation, filing fees of $10,574, and other expenses of $6,588.

Liquidity and Capital Resources

     The company increased its cash position to $552,267 at September 30, 2000, from a cash balance of $-0- at June 23, 1997. The Company has increased its cash position by approximately $474,476 through the sale of an aggregate of 789,890 shares of common stock and 785,210 warrants. Working capital at September 30, 2000 was positive at $512,183. The Company expended cash through its negative cash flows from operations of $36,077 for the nine months ended September 30, 2000.

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

     Neither the purchase/installation of workstations and dedicated T-1 supply lines nor the development of a web enabled platform with highly defined customization has taken place. Hardware requirements require approximately $30,000 of capital expenditures and T-1 supply lines can be leased for approximately $1500-$2000 per month. Thus, completion of workstation/T-1 supply lines portion would require approximately $54,000 and to complete the development of the web-site would require a total of approximately $175,000 during the next twelve (12) months. The next stage of operation/expansion consists of marketing/advertising expenditures. To refine and commence our marketing strategy, we require, among other things:

o a market study on the largest recruiters of clinical trial participants and their recruitment methods in the hopes of tapping this potential revenue producing source upon the commercialization of our site. We expect to be completed the third quarter of 2000. We retained Rainbow Media to conduct this survey. This has been completed;

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

o the execution of a business-to-business public relations and advertising campaign to attract pharmaceutical firms, pharmacy chains, medical device manufacturers, clinical trial companies, biotechnology firms and other health care marketers, as well as their advertising agencies, as advertisers and/or sponsors. We have commenced this campaign during the third quarter of 2000. This will be an ongoing campaign; and

o the execution of an ongoing effort to build relationships with strategic organizations in the healthcare and information technology sectors. These organizations would include healthcare marketers including pharmaceutical firms, medical service companies--as well as charitable research foundations and publishers, pharmacies, clinical trial organizations, allied health-care groups, and customer media. We have commenced this campaign. This will be an ongoing campaign.

   We estimate that approximately $175,000 may be needed for this stage of operation/expansion. The completion of this phase of our development is dependent upon the receipt of the maximum proceeds from this offering. We did not raise the maximum offering amount and may be forced to seek alternative sources of financing. We cannot assure you that we will be able to secure financing from other sources.

   The next stage of operation/expansion consists of attempts to engage in assembling a high quality management team and strategic alliances with health care professionals and organizations having synergies with our company. The exact details of this stage are difficult to predict and a number of different strategies have evolved in the current dynamic information marketplace. In addition, website development has increased rapidly and web site capabilities maybe achieved by purchasing future, existing sites rather than developing them internally. Several existing health care web sites have been able to recruit health professionals through the use of stock options and other forms of incentive compensation which require little current, out of pocket expenditure. We are unable to predict whether we can replicate this strategy. Accordingly, we estimate that approximately $175,000 may be needed for this stage of operation/expansion, which we have commenced.

   Taken together and using these highest cost estimates, approximately $525,000 of capital expenditures/development costs can be expected in order to effectuate the three step process outlined above. Therefore we anticipate that most of the net proceeds of our recent offering will be consumed in effectuating this strategy. We may need to seek additional financing in the future. It is not certain that such financing could be obtained, or if obtained, would be available at commercially reasonable rates.

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not Applicable.

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     None.

ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS

     All shares sold by the Pipeline Data during the last three years have been registered under the Securities Act of 1933.

     Our company's initial public offering, as registered on Form SB-2 (Registration No. 333-79831), was declared effective on April 26, 2000. Pursuant to this registration, we offered our president shares our common stock at $0.50 per share, class A redeemable warrants at $0.10 per warrant and class B redeemable warrants at $0.10 per warrant. No underwriter or broker was utilized for the sale of our securities and no commissions were paid.

     Our company closed this offering on June 27, 2000, but did not physically issue certificates until this current quarter. Our company sold 789,890 shares of our common stock, 785,210 class A warrants and no class B warrants. The aggregate proceeds of this offering were $473,466. Additionally, 2,000 shares of our common stock were issued for $0.50 per share for printing services.

     The company will award 5,000 shares of common stock to Rainbow Media for services associated with the initial public offering.

     All expenses associated with the offering have been prepaid and not deducted from the proceeds of the company's initial public offering.

     During this current quarter ending September 20, 2000, our company incurred $57,634 in general and administrative expenses of which we have paid $8,550. These expenses were paid out of working capital and are primarily attributable to ongoing accounting, legal and salary and other office expenses. Expenses paid includes $10,000 paid to Sheila Corvino Esquire for certain corporate legal services. Corvino was appointed assistant secretary of our corporation, on an interim basis, for certain ministerial functions.

ITEM 3. DEFAULTS IN SENIOR SECURITIES

     None.

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5      OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

   27 Financial Data Schedule

(b)        Reports on Form 8-K.

   None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            PIPELINE DATA INC.

                            By: /s/ Jack Rubinstein
                                --------------------
                                Jack Rubinstein
                                President, Chief Financial Officer and Director

Dated: November 13, 2000