Form 10KSB
period 2000-12-31
PIPELINE DATA INC
filed 2001-04-10
CIK 1086533

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               PIPELINE DATA INC.
                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
    For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

     For the transition period from ---------------- to -------------------

           Delaware                                 13-3953764
           --------                                 ----------
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)             Identification No.)

             250 East Hartsdale Avenue, Suite 21, Hartsdale NY 10530
         ---------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (914) 725-7028
Securities registered under Section 12(g) of the Exchange Act: NA

Check whether the issuer

     (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

     (2) has been subject to such filing requirements for the past 90 days.

     [X] Yes [ ] No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

     State issuer's revenues for its most recent fiscal year. -0-

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 28, 2001, there were 3,116,890 shares of the registrant's common stock, par value $0.001 issued and outstanding. As of March 28, 2001, the market value of securities held by non-affiliates is $1,599,423 based on the average of the high and low bid prices as reported by Yahoo.com. for the 60 day period ending March 28, 2001. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions. (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,116,890 shares of common stock, par value $0.001, as of March 28, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). N/A.

     Transitional Small Business  Disclosure Format (Check one): Yes [ ]; No [X]

                                TABLE OF CONTENTS

Item Number and Caption

PART I

ITEM 1. Business.............................................................. 2

ITEM 2. Properties............................................................ 6

ITEM 3. Legal Proceedings..................................................... 6

ITEM 4. Submission of Matters to a Vote of Security Holders................... 6

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters.............. 6

ITEM 6. Management's Discussion and Analysis of Financial Condition and
        Results of Operations................................................. 8

ITEM 7. Financial Statements................................................. 11

ITEM 8. Changes in and Disagreements with Accountants on
        Accounting and Financial Matters..................................... 11

PART III

ITEM 9. Directors and , Executive Officers................................... 12

ITEM 10. Executive Compensation.............................................. 12

ITEM 11. Security Ownership of Certain Beneficial Owners
         and Management...................................................... 15

ITEM 12. Certain Relationships and Related Transactions...................... 15

ITEM 13. Exhibits and Reports on Form 8-K.................................... 16

               ANNUAL REPORT ON FORM 10KSB FOR PIPELINE DATA INC.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Annual Report on Form 10-KSB for the year ended December 31, 2000 discusses financial projections, information or expectations about the products or markets of our company, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Annual Report, in "Management's Discussion and Analysis". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report. When considering such forward-looking statements, readers should keep in mind the risks referenced above and the other cautionary statements in this Annual Report.

                                     PART I

     Item 1. Business.

     a. Business Development.

     We are a Delaware, development stage, corporation that was incorporated in June 1997. We are presently developing our business model. During 1998, we made progress in researching and developing an online system to easily access and deliver requested information from members of the healthcare, pharmaceutical and biotechnology industries to subscribers to our site. This research focused on refining the process in which we receive the relevant information from the individual, quickly relate this information to the healthcare and/or pharmaceutical customer, and then relay back to the customer the relevant medical and pharmaceutical information he or she requested.

     We    launched    the    initial    beta-version    of   our   website   at
http:/www.healthpipeline.com in August 1999. This beta version contains the initial collection of an on-line library of current healthcare, pharmaceutical and biotechnology information. Our beta site has limited functionality and we have received very limited revenue from it through sales of advertisements. We plan to continue the development of our company through various phases.

     We have commenced our next phase of development. We anticipate that we will remain in this phase of development through the year 2001. This phase contemplates the refinement and commencement of our marketing strategy and the further research and development of our site's operating infrastructure. To complete the development of our web-site, we require:

     o a web-enabled platform by which we can implement an Internet application that will be scalable (capable of growing to support additional users) enough to handle hundreds or thousands of users, yet flexible enough to meet continually changing business requirements and

     o highly defined customization enabling a subscriber to specify his/her fields of interest within the entire spectrum of health, medicine, and pharmacy. Through this feature, we will be able to create a database of user profiles (a knowledge base of subscribers) which we can market to medical research companies, companies involved in clinical trials, marketers and other sources of revenue generation.

     o To refine and commence our marketing strategy, we require, among other things:

     o a market study on the largest recruiters of clinical trial participants and their recruitment methods in the hopes of tapping this potential revenue producing source upon the commercialization of our site;

     o the execution of a consumer public relations and advertising campaign to raise awareness of the site and subsequently attract visitors to the site. This campaign will include on-line and off-line activities. As a first step, we have retained Rainbow Media to act as our promotional agent. Among their activities will be arranging for media interviews and press coverage, distributing news releases, and any other activity that might raise the profile of our company and our services. In addition Rainbow Media was engaged to commence an updated market study. Rainbow Media reported consolidations and weakness in the Medical Internet sector. They presented a negative view of the potential for success in this market. However, they reported that the provisions of data to the public vis-a-vis the Internet has good business potential. While we can give no assurances, we are continuing to be diligent in our efforts to seek the best avenue to market our company and services and to grow our business. We are aiming to develop a successful Internet site and are considering broadening its content to seek the greatest profit potential;

     o the execution of a business-to-business public relations and advertising campaign; and

     o the execution of an ongoing effort to build relationships with strategic organizations in the healthcare and information technology sectors.

     On November 1, 2000, we loaned $200,000 to Accu-Search Inc., a New Jersey corporation. The loan is evidenced by Accu-Search, Inc.'s promissory note which accrues interest at the rate of 12% annually. The principal amount of the promissory note together with accrued interest is due and payable on May 31, 2001. In consideration of the issuance of the loan, Accu-Search, Inc. granted us a perpetual, non-transferable and non-sublicensable royalty free license to utilize an automated software process which will enable us to improve the functionality of our website. Specifically, we anticipate that we will be able to employ the licensed software process in the internal workings of our website to enable us to receive documents in any readable form from our contributors and convert them into an Adobe readable format. We believe that this will enhance accessibility to our website due to the extensive employment by Internet users of Adobe software in order to view documents retrieved from Internet websites. While no assurance can be given, we anticipate that we will maintain an ongoing working relationship with Accu-Search, Inc.

     It is difficult to evaluate our business and prospects. Our revenue and income potential is unproven. Our business model as well as the nature of our market is still emerging. While we plan to utilize the proceeds of this offering to develop our technical and management infrastructure, an effective marketing strategy and strategic relationships, we may never achieve or sustain profitability.

     Our principal offices are located at 250 East Hartsdale Avenue, Suite 21, Hartsdale NY 10530. Our telephone number is 914-725-7028.


     b. Business of Issuer.

     1. Principal products or services and their markets;

     Pipeline Data intends to become an on-line direct marketing agent and referral site designed to assist the healthcare, pharmaceutical and biotechnology and other information providers industries to target directly a valuable and growing volume of individual consumers who have utilized our website to request specific information in the medical and healthcare arena. We are also interested in developing business concepts in all areas of health and science. We actively engage in discussions with business persons and professionals in the fields of medicine, biology, chemistry, technology and the other sciences in the hopes of developing a successful, cutting edge business to maximize the value of our company as well as our stockholders' investment in us.

     Our website, at http://www.healthpipeline.com, is being designed to target healthcare consumers, their families, friends and associates, as well as healthcare professionals. We do not anticipate significant revenue generation until the commercial launch of our website, which we do not expect to occur earlier than the end of 2001.

     2. Distribution methods of the products or services;

     We intend for our method of distribution to be the Internet. Through our Internet website, we intend to deliver a branded, integrated, web-based solution for the healthcare information needs of consumers. We envision our website, located at http://www.healthpipeline.com, to be a single point of access to electronic data interchange services, enhanced communications services, branded healthcare content and other relevant web-based offerings. We want our website to provide premium, branded content to assist consumers in making informed healthcare decisions, personalized information about specific health conditions targeted according to the medical profiles of individual consumers, and content-specific on-line communities that allow consumers to participate in real-time discussions and support networks via the web.

     We intend to be primarily a "direct-to-consumer" marketing channel with a "virtual medical and health information library" on the Internet and world wide web, that will create a high quality content destination that attracts visitors who will find the information valuable. We also intend to reach non-Internet users through newsletters, CD-ROMs, television and other vehicles.


     3. Status of any publicly announced new product or service.

     There have been no publicly announced new products or services by our company.

     4.  Competitive   business  conditions  and  the  small  business  issuer's
competitive position in the industry and methods of competition;

          The market for healthcare information services is intensely competitive, rapidly evolving and subject to rapid technological change. Many of our competitors have greater financial, technical, product development, marketing and other resources than we have. These organizations may be better known and have more customers than us. We may be unable to compete successfully against these organizations.

     Many of our competitors have announced or introduced Internet strategies that will compete with our proposed applications and services. We have many competitors, including:

     o healthcare information software vendors, including McKesson HBOC and Shared Medical Systems Corporation;

     o  healthcare  electronic  data  interchange  companies,   including  ENVOY
Corporation and National Data Corporation;

     o large information technology consulting service providers, including Andersen Consulting, International Business Machines Corporation and

     In addition, we expect that major software information systems companies and others specializing in the healthcare industry will offer competitive applications or services. Some of our large customers may also compete with us. We will also compete for subscribers, consumers, content and service providers, advertisers, sponsors and acquisition candidates with the following categories of companies:

     o online services or web sites targeted to the healthcare industry and healthcare consumers generally, including medscape.com, pol.net, ivillage.com, medcareonline.com, mediconsult.com, betterhealth.com, drkoop.com, onhealth.com, healthcentral.com, and thriveonline.com;

     o publishers and distributors of traditional offline media, including those targeted to healthcare professionals, many of which have established or may establish web sites;

     o general purpose consumer online services and portals which provide access to healthcare-related content and services;

     o  public  sector  and  non-profit   web  sites  that  provide   healthcare
information without advertising or commercial sponsorships;

     o vendors of healthcare information, products and services distributed through other means, including direct sales, mail and fax messaging; and

     o web search and retrieval services and other high-traffic web sites.

     Rainbow Media was engaged to commence an updated market study. Rainbow Media reported consolidations and weakness in the Medical Internet sector. They presented a negative view of the potential for success in this market. However, they reported that the provisions of data to the public vis-a-vis the Internet has good business potential. While we can give no assurances, we are continuing to be diligent in our efforts to seek the best avenue to market our company and services and to grow our business. However, there can be no guarantee that our company will ever generate substantial revenues or ever be profitable.

     5. Sources and Availability of Raw Materials and the Names of Principal Suppliers.

     Our company does not utilize raw materials in our business.

     6. Dependence on one or a few major customers.

     We do not depend on one or a few major customers. We will try hard toraise awareness of our site and attract visitors to the site. We will also intend to build relationships with strategic organizations in the information technology sectors.

     7.  Patents,  trademarks,   licenses,  franchises,   concessions,   royalty
agreements or labor contracts, including duration;

     We have no patents, trademarks, franchises, concessions, royalty agreements or labor contracts. In November, 2000, the Company loaned $200,000 to Accu-Search, Inc. as evidenced by a Note Receivable which is due on May 31, 2001 with interest at 12% per annum. In consideration for the Note, Accu-Search, Inc. granted Pipeline Data Inc. a perpetual license in an automated software process to convert multiple inputted documents into transmittable Adobe PDA formats.

     8. Need for any government approval of principal products or services. If government approval is necessary and the small business issuer has not yet received that approval, discuss the status of the approval within the government approval process;

     We do not anticipate the need for any Government approval for our services. In connection with the operation of our business, it may be noted that operating costs are affected by increases in the minimum hourly wage, unemployment tax rates, sales taxes and similar costs over which our company will have no control.

     It may be further noted that, as a public company, we are subject to the reporting requirements, anti-fraud and other Federal and State Securities laws.

     9. Effect of existing or probable governmental regulations on the business;

     As previously stated, increases in the minimum wage and taxes could result in an increase of our costs and, ultimately, a decrease in our revenues. Any such increases could affect the profitability of future operations. With reference to the requirement to comply with the Federal and State Securities laws, the failure to comply with any of these laws, rules or regulations could have a material adverse effect on our company.

     10. Estimate of the amount spent during each of the last two fiscal years on research and development activities, and if applicable the extent to which the cost of such activities are borne directly by customers;


     The company's general and administrative costs aggregated approximately $106,420 for the year ended December 31, 2000 as compared to $89,849 for the year ended December 31, 1999 representing an increase of $16,571. An analysis of expenses for the year ended December 31, 2000 includes spending for accounting fees of $20,650; consulting fees of $15,000; legal expense of $31,760; accrued rent of $6,000; accrued salaries of $9,000; and office expenses of $24,010.

     11. Costs and effects of compliance with environmental laws (federal, state and local).

     Our company is not impacted directly by the costs and effects of compliance with environmental laws.

     12.   Number of total employees and number of full time employees.

     As of the date of this filing, we had one full-time employee and three part-time employees. Our employees are not represented by any labor union, and we consider our relationship with them to be good. (c) Reports to security holders.

     As a reporting company, we are required to file annual and quarterly reports, proxy and information statements, and other information regarding our company with the Securities and Exchange Commission. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, like us, that file electronically with the SEC at (http://www.sec.gov).

     Item 2. Properties.

          Our principal place of business is at 250 East Hartsdale Avenue, Suite 21, Hartsdale, New York, in space provided to us by Mr. Jack Rubinstein, our President, pursuant to a tenancy at will, for which we pay $500 per month plus associated expenses. We believe that we could readily secure office space in the future should we need to, although we would be required to pay prevailing rental rates.

     Item 3. Legal Proceedings.

     The are no material legal proceedings pending or, to our knowledge, threatened against us.

     Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

     Item 5. Market for Common Equity and Related Stockholder Matters.

     (a) Market information.

     Our common stock is quoted on the OTC Bulletin Board under the symbol "PPDA." Our stock commenced quotation on the OTC Bulleting Board on October 19, 2000 at $0.375. The following table sets forth the high and low bid prices as reported by Yahoo.com, Inc. for the period ending December 31, 2000 and prior. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions. As of December 31, 2000 there were 85 shareholders of Common Stock.

                                               High            Low
                                               -----           ----
2000

Fourth Quarter                                 2.625            0.71

     (b) Holders.

     As of December 31, 2000 there were 85 holders of shares of common stock.

     (c) Dividends.

     Our company has never declared or paid any cash dividends on its capital stock. We currently intend to retain all available funds and any future earnings of our business for use in the operation of our business and do not anticipate paying any cash dividends in the foreseeable future. The declaration, payment and amount of future dividends, if any, will depend upon the future earnings, results of operations, financial position and capital requirements of our company, among other factors, and will be at the sole discretion of our board of directors.

     Under the Delaware General Corporation Law, our company may only pay dividends out of capital and surplus, or out of certain enumerated retained earnings, as those terms are defined in the Delaware General Corporation Law. The payment of dividends on our common stock is, therefore, subject to the availability of capital and surplus or retained earnings as provided in the Delaware General Corporation Law.

     (d) Recent sales of securities.

     Mr. Scott Barter gifted 20,000 shares of his common stock to a family member with whom he does not reside and 20,000 shares of his common stock to a family member with whom he does reside.

     Item 6. Management's Discussion and Analysis or Plan of Operation.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS FOR THE YEAR ENDING
                            DECEMBER 31, 1999 AND 2000

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

Development stage activities.

     The company has been a development stage enterprise from its inception June 23, 1997 through December 31, 2000. The company is in the process of developing a web site on the World Wide Web for the purpose of selling health care products and sharing its expertise by doing consulting.

     During this period, management devoted the majority of its efforts to initiating the process of the web site design and development, obtaining new customers for sale of consulting services, developing sources of supply, developing and testing its marketing strategy and finding a management team to begin the process of: completing its marketing goals; furthering its research and development for its products; completing the documentation for and selling initial shares through the company's private placements; and completing the documentation for the company's initial public offering. These activities were funded by the company's management and investments from stockholders. The company has not yet generated sufficient revenues during its limited operating history to fund its ongoing operating expenses, repay outstanding indebtedness, or fund its web site and product development activities. There can be no assurance that development of the web site will be completed and fully tested in a timely manner and within the budget constraints of management and that the company's marketing research will provide a profitable path to utilize the company's marketing plans. It should be noted that Rainbow Media has been engaged to commence more than one market study. In a recently updated market study, Rainbow Media reported consolidations and weakness in the Medical Internet sector. They presented a negative view of the potential for success in this market. However, they reported that the provisions of data to the public vis-a-vis the Internet has good business potential. No assurances can be given that the company will be successful in their efforts.

     During this developmental period, the company has been financed through officer's loans with a balance of $43,672 from Jack Rubinstein, which were converted to additional paid in capital as of June 30, 1999. The company also financed its activities through an initial public offering of its common stock and common stock purchase warrants and sold 789,890 shares of common stock and 785,210 class A redeemable warrants for aggregate proceeds for $473,466.


     Results of Operations for the year ended December 31, 2000 as compared to the year ended December 31, 1999.

     For the year ended December 31, 1999, the company generated net revenues of $-0- as compared to $30,000 for the year ended December 31, 1999 representing an decrease of $30,000. The company's cost of goods sold for the year ended December 31, 2000 was $-0- as compared to $-0- for the year ended December 31, 1999. The company's gross profit on sales was approximately $-0- for the year ended December 31, 2000 as compared to $30,000 for the year ended December 31, 1999. The decrease in gross profit is the result of the Company concentrating its efforts on corporate development, research, website design and strategic alliances for merchendise and computer programming talent to complete the Company's website and marketing goals.

     The company's general and administrative costs aggregated approximately $106,420 for the year ended December 31, 2000 as compared to $89,849 for the year ended December 31, 1999 representing an increase of $16,571. An analysis of expenses for the year ended December 31, 2000 includes spending for accounting fees of $20,650; consulting fees of $15,000; legal expense of $31,760; accrued rent of $6,000; accrued salaries of $9,000; and office expenses of $24,010.

     Results of Operations for the period from inception (June 23, 1997) to December 31, 2000.

     For the period from the company's inception, June 23, 1997, through December 31, 2000, a period of approximately 42 months, the company generated net sales of $52,500 (an average of $1,250 per month). The company's cost of goods sold on sales was approximately $-0- for the period from the company's inception June 23, 1997, through December 31, 2000. The gross profit from sales for this 42 month period is $52,500. Management believes the gross profit of an average of approximately $1,250 per month for the period from inception, June 23, 1997, through December 31, 2000, will improve and stabilize once the company's web site facilities become realized at the completion of the public offering and its marketing plans become fully implemented.

     The company's general and administrative costs aggregated approximately $695,301 for the period from inception, June 23, 1997, through December 31, 2000. Of these initial startup costs, approximately $41,500 is attributed to wages, telephone of $15,175, professional fees of $125,697, rent of $26,625, and office and computer expenses of $65,804, $395,000 in consulting expenses paid with shares of common stock and $25,500 in officer compensation.

     Results of Operations for the three months ended December 31, 1999 as compared to the three months ended December 31, 2000.

     For the three months ended December 31, 2000, the company generated net sales of $-0- as compared to $-0- for the three months ended December 31, 1999. The company's cost of goods sold on sales for the three months ended December 31, 2000, was approximately $-0- as compared to $-0- for the three months ended December 31, 1999. The company believes sales will improve and stabilize once the company's website facilities become realized as the completion of the public offering and its marketing plans become more fully realized.

     The company's general and administrative costs aggregated approximately $47,785 for the three months ended December 31, 2000, as compared to $20,330 for the three months ended December 31, 1999, representing a increase of $27,455. An analysis of expenses for the three months ended December 31, 2000 includes spending for professional fees of $20,325, rent of $1,500, office expense of $14,173 and officer compensation of $2,250.

Liquidity and Capital Resources.

     The company increased its cash position to $301,013 at December 31, 2000 from a cash balance of $-0- at June 23, 1997. Working capital at December 31, 2000 was positive at $470,929. The company continued to be funded in part through officer loans aggregating $72,622 for the period from inception, June 23, 1997, to December 31, 2000, of which, an officer loan balance of $43,672 was converted to additional paid in capital at June 30, 1999 and the balance of $28,950 was paid off by the company. In addition, the company also sold 1,247,500 shares of common stock for an aggregate of $311,875 and received $105,172 as additional capital contributions from stockholders. As of December 31, 2000, the Company sold an additional 789,890 shares of common stock for an aggregate consideration of $473,715.

     As of December 31, 2000, we expended cash for the development of the business and absorbed cash losses aggregating $97,654 for the year ended December 31, 2000 and $637,457 for the period from inception to December 31, 2000 and issued 752,500 shares of common stock in consideration for non cash expenses of $395,000 for the period from inception, June 23, 1997, to December 31, 2000. In November, 2000, the Company loaned $200,000 to Accu-Search, Inc. as evidenced by a Note Receivable which is due on May 31, 2001 with interest at 12% per annum. This loan served as an inducement to enter into a perpetual royalty-free license agreement with Accu-Search a perpetual, non-transferable and non-sublicensable royalty free license to utilize an automated software process which will enable us to improve the functionality of our website. Specifically, we anticipate that we will be able to employ the licensed software process in the internal workings of our website to enable us to receive documents in any readable form from our contributors and convert them into an Adobe readable format. We believe that this will enhance accessibility to our website due to the extensive employment by Internet users of Adobe software in order to view documents retrieved from Internet websites. While no assurance can be given, we anticipate that we will maintain an ongoing working relationship with Accu-Search, Inc.

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

     This phase of development has commenced. Neither the purchase/installation of workstations and dedicated T-1 supply lines nor the development of a web enabled platform with highly defined customization has taken place. Hardware requirements require approximately $30,000 of capital expenditures and T-1 supply lines can be leased for approximately $1500-$2000 per month. Thus, completion of workstation/T-1 supply lines portion would require approximately $54,000 and to complete the development of the web-site would require a total of approximately $175,000 during the next twelve (12) months.

     The next stage of operation/expansion consists of marketing/advertising expenditures for market studies and public relations and advertising campaigns. We estimate that approximately $175,000 may be needed for this stage of operation/expansion.

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

     Taken together and using these cost estimates, approximately $525,000 of capital expenditures/development costs can be expected in order to effectuate the three step process outlined above.

Item 7. Financial Statements.

     The financial statements of our company and supplementary data are included beginning immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.

     Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     There have been no changes in, and no disagreements with, our company's public accountants.

                                    PART III

     Item 9. Directors, Executive Officers, Promoters and Control Personst.

     (a) Executive Officers and Directors

     The names, ages, positions and offices held by each of our officers and directors are shown on the following table.

                               Age               Position
                               ---               --------

Jack Rubinstein                51               Chairman of the Board, Secretary

Richard Cohen                  50               President and Treasurer

Douglas Harrison-Mills         49               Director

     Our board of directors is comprised of only one class of director. Each director is elected to hold office until the next annual meeting of shareholders and until his successor has been elected and qualified. Officers are elected annually by our board of directors and hold office until successors are duly elected and qualified. Our president, Jack Rubinstein has held office since inception. Richard Cohen has held office since January 2, 2001. R. Scott Barter resigned from the board of directors on February 28, 2001 due to commitments to other business ventures. The following is a brief account of the business experience during the past five years of each director and executive officer of our company.


Jack Rubinstein, CEO, Secretary and Board Chairman

     Mr. Rubinstein, age 51, is, since commencement of its operations in 1991, the General Partner of DICA Partners, an investment hedge fund located in Hartsdale, New York. Mr. Rubinstein also acts as a management and financial consultant to various public companies in the telecommunications industry. He was a founding public board member of CD Radio, Inc. and aided in the funding of the Molloy Group, a help desk software developer. Mr. Rubinstein is also a founding member of The Capital Market Advisors Network, a consortium of consultants aiding the capital market needs of emerging private and smaller public companies.

     Mr. Rubinstein began his business career as a securities analyst with Shearson Hammill & Co., specializing in the electrical equipment and business services industries. After seven years as an analyst, he joined Bear Stearns & Co. where he was a Director, managing the proceeds of corporate insider securities sales. At Bear Stearns, he also managed the derivatives investments of several senior officers, as well as a few select individual clients. In 1988, Mr. Rubinstein joined Morgan Stanley & Co. where, in addition to serving corporate officers and select individual clients, he provided his expertise to private investment partnerships. Mr. Rubinstein is a graduate of Cornell University and received an MBA in Finance from New York University.

Richard M. Cohen, President, Treasurer

     Mr. Cohen, age 49, will serve our president commencing on January 2, 2001. He has been president of Richard M. Cohen Consultants, which provides financial consulting services primarily in the multimedia industry, since 1996. From 1993 to 1995 he was president of General Media, Inc., a publishing company with international market presence. Mr. Cohen serves on the Boards of Directors of Greg Manning Auctions, Inc., Directrix, Inc., Symposium Corp. and Dey & Co.


Douglas Harrison-Mills, Director

     Mr. Harrison-Mills, age 49, is a Director of Unifund Financial Group, Inc. since August 1994 and Unifund America, Inc. since September 1995 and has an extensive background in financial services and communications, working both in the City of London and on Wall Street. He is also currently a Director of Haversham Consulting Ltd, a UK-based consulting firm and has been since December 1991. Prior to founding Haversham, he was Marketing Manager of Elders Investment Management Ltd. (a European subsidiary of the investment banking arm of the international conglomerate, formerly known as Elders IXL) and was responsible for the marketing of EIM's products and services throughout the UK, Europe and North America.

     He has been registered as a Representative with the UK National Association of Securities Dealers and Investment Managers (now FSA), has held both a Principal's and a Representative's license to deal in securities from the UK Department of Trade and Industry and has been registered with IMRO (the Investment Managers Regulatory Organization).

         Mr. Harrison-Mills has advised clients from a variety of business sectors in England, Europe, the United States and Australia; and his work has won a number of international creative awards: a "Clio" plus eight Clio Certificates of Excellence; a Federation of Commercial Television Stations Award and a National Retail Merchants Association Award. His business development experience, on both the client and consultancy side, has spanned most facets of strategic planning, corporate communications and corporate finance, involving him in a number of new product launches and company start-up situations.

     (b) Significant Employees.

     The participation of Mr. Jack Rubinstein and Mr. Richard Cohen in our company is significant to our success. Our company presently does not have an employment agreement with Mr. Rubinstein. We are presently completing an agreement with Mr. Cohen.

     (c) Family relationships. None.

     (d) Involvement in certain legal proceedings

     To our knowledge, none of our officers and directors is a party to any legal proceedings.

     Item 10. Executive Compensation.

     The following table sets forth the compensation paid during the fiscal year ended December 31, 2000, to our company's Chief Executive Officer and each of our company's officers and directors. No person received compensation equal to or exceeding $100,000 in fiscal 2000 and no bonuses were awarded during fiscal 2000.

                           SUMMARY COMPENSATION TABLE


                                                        Long Term Compensation

                           Anual Compensation   Awards                   Payouts


 (a)          (b)    (c)     (d)   (e)          (f)        (g)            (h)         (i)
===============================================================================================

                                                Restricted  Securities
Name and                           Other Annual Stock       Underlying    LTIP     All Other
Principal             Salary Bonus Compensation Award(s)    Options/SARs  Payouts  Compensation
Position        Year  ($)    ($)   ($)          ($)         (#)          ($)       ($)
--------        ----  ------ ----- ------------ ---------- -------------  -------  -------------

Jack
Rubinstein#     2000  -0-    -0-   -0-          -0-         -0-           -0-      -0-
Chief Executive
Officer,
Secretary and
Director        1999  -0-    -0-   -0-          -0-         -0-           -0-      -0-
                1998  -0-    -0-   -0-          -0-         -0-           -0-      -0-

Richard         2000  -0-    -0-   -0-          -0-         -0-           -0-      -0-
Cohen#
President and
Treasurer       1999    Not Applicable


Douglas
Harrison-Mills# 2000  -0-    -0-   -0-          -0-         -0-           -0-      -0-
Director        1999  -0-    -0-   -0-          -0-         -0-           -0-      -0-
                1998  -0-    -0-   -0-          -0-         -0-           -0-      -0-

R. Scott
Barter#*        2000  -0-    -0-   -0-          -0-         -0-           -0-      -0-
Director        1999  -0-    -0-   -0-          -0-         -0-           -0-      -0-
                1998  -0-    -0-   -0-          -0-         -0-           -0-      -0-


--------------------------

     # No Board of Directors' fees have been paid.

     * On February 28, 2001, Mr. R. Scott Barter resigned from the Board of Directors.

     Item 11. Security Ownership of Certain Beneficial Owners and Management.

                           Shares Beneficially Owned

                           -------------------------

                                                              Percentage
Directors and Executive Officers        Shares Held(1)        Owned
--------------------------------        --------------       -----------

Jack Rubinstein                         748,750              24.02%
Unifund Financial Group, Inc.2          998,750              32.04%
R. Scott Barter3                        330,000              10.30%
Douglas Harrison-Mills                   50,000               1.60%
(All officers and directors as a
group - 4 persons)
       Totals                         2,127,500              67.96%

     --------------------------

     (1) All shares held are of our common stock.
     (2) This entity is controlled by Mr. Barter and its share ownership in us is attributed to him.
     (3) Mr.  Barter  resigned as our director on February 28, 2001.  Initially,
Mr. Barter owned 350,000 shares of our common stock. In the first quarter of 2001, Mr. Scott Barter gifted 20,000 shares of his common stock to a family member with whom he does not reside and 20,000 shares of his common stock to a family member with whom he does reside. The share ownership of the family member, a minor, with whom Mr. Barter resides is attributed to him.

     Item 12. Certain Relationships and Related Transactions.

     There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which our company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to our company to own of record or beneficially more than five percent of our company's Common Stock, or any member of the immediate family of any of the foregoing persons, had a material interest.


     Item 13. Exhibits and Reports on Form 8-K.

     (a) The following documents are filed as part of this report.

     1. Financial Statements

     Report of Thomas P. Monahan, Independent Certified Public Accountant

     Balance Sheet as of December 31, 2000

     Statement of Operations for the years ended December 31, 2000, and 1999

     Statement of Cash Flows for the years ended December 31, 2000 and 1999

     Statement of Stockholders' Equity for the years ended December 31, 2000 and
1999

     Notes to Financial Statements

     2. Exhibits

     (a) The following exhibits are included as part of this report:


EXHIBIT
NUMBER DESCRIPTION LOCATION
---------------------------------------------------------


     (3) Articles of Incorporation and Bylaws:

     3(i) Articles of Incorporation*

     3(ii) Bylaws*

     (8) Consents - Experts:

     (8)(i) Consent of Thomas P. Monahan Filed electronically herewith


     * Previously filed.



                                Thomas P. Monahan
                           Certified Public Accountant
                              208 Lexington Avenue
                           Paterson, New Jersey 07502
                                 (973) 790-8775
                               Fax (973) 790-8845

To The Board of Directors and Shareholders of Pipeline Data, Inc. (a development stage company)

     I have audited the accompanying balance sheet of Pipeline Data, Inc. (a development stage company) as of December 31, 2000 and the related statements of operations, cash flows and shareholders' equity for the years ended December 31, 1999 and 2000 and for the period from inception, June 23, 1987 to December 31, 2000. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I  conducted  my audit  in  accordance  with  generally  accepted  auditing standards.  Those standards  require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining on a test basis,  evidence supporting the amounts and disclosures in the financial statements.  An audit also includes
assessing  the  accounting   principles  and   significant   estimates  made  by
management,  as well as evaluating the overall financial statement presentation.
I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pipeline Data, Inc. (a development stage company) as of December 31, 2000 and the results of its operations, shareholders' equity and cash flows for the years ended December 31, 1999 and 2000 and for the period from inception, June 23, 1997 to December 31, 2000 in conformity with generally accepted accounting principles.

     The  accompanying  financial  statements  have been prepared  assuming that
Pipeline  Data,  Inc. (a  development  stage  company)  will continue as a going concern.  As more fully described in Note 2, the company has incurred  operating losses  since the date of  reorganization  and  requires  additional  capital to
continue  operations.   These  conditions  raise  substantial  doubt  about  the
company's ability to continue as a going concern. Management's plans as to these matters are  described in Note 2. The  financial  statements  do not include any
adjustments  to  reflect  the  possible  effects  on  the   recoverability   and
classification of assets or the amounts and  classifications of liabilities that may result from the possible  inability of Pipeline  Data,  Inc. (a  development stage company) to continue as a going concern.



Thomas P. Monahan, CPA

March 20, 2001
Paterson, New Jersey




                               PIPELINE DATA, INC.
                          (A development stage company)

                                  BALANCE SHEET


                                               December 31,
                                                   2000
                                               -----------

                                     Assets
Current assets
  Cash and cash equivalents                       $  301,013
  Note receivable                                    206,000
                                                     -------
Total current assets                                 507,013

Property and equipment                                 -0-
                                                     -------


Total assets                                     $   507,013
                                                     =======

                      Liabilities and Stockholders' Equity
Current liabilities
  Accrued expenses                               $    36,084
                                                      ------
         Total current liabilities                    36,084

Stockholders' Equity
Preferred  stock  authorized
 5,000,000  shares,  $.001 par value each.
 At December 31, 2000 there are -0-
 shares outstanding

Common  stock  authorized  20,000,000
 shares,  $.001  par value  each.  At
 December 31, 2000 there are 3,116,890
 shares outstanding, respectively                      3,117

Additional paid in capital                         1,105,269
Deficit accumulated during development stage     (   637,457)
                                                   ---------
Total stockholders' equity                           470,929
                                                   ---------
Total liabilities and stockholders' equity       $   507,013
                                                   =========


                 See accompanying notes to financial statements

                                PIPELINE DATA, INC.
                          (A development stage company)
                             STATEMENT OF OPERATIONS


                                                        For the period
                                For the      For the    from inception,
                               year ended  year ended   June 23, 1997,
                              December 31, December 31, to December 31,
                                 1999        2000           2000
                              ----------- ------------  --------------


Revenue                       $30,000        $   -0-         $52,500

Cost of goods sold               -0-             -0-            -0-
                               ------          ------        -------

Gross profit                   30,000            -0-          52,500


Operations
General and administrative     89,849         106,420        297,449

Non cash compensation legal
and consulting fee            205,875           1,000        395,000
Depreciation and
 amortization                   -0-              -0-           2,852
                             --------       ---------     ----------

Total expense                 295,724         107,420        695,301
                               ------       ---------     ----------

Income (loss) from
 operations                  (265,724)       (107,420)      (642,801)


Other income and
 expenses
 Interest income                -0-             9,766          9,766
  Interest expense              -0-              -0-      (    4,422)
                              ------         --------       ---------

Total other
  expenses                      -0-             9,766          5,344
                              ------         --------       ---------

Income (loss)               $(264,674)       $(97,654)     $(637,457)
                              =======         =======       ========
Net income (loss)
 per share - basic            $(0.21)           $(0.04)
                             =====             ========
Number of
 shares outstanding
 - basic                     1,250,000         2,522,472
                             =========           =======



                 See accompanying notes to financial statements

                               PIPELINE DATA, INC.
                          (A development stage company)
                             STATEMENT OF OPERATIONS


                             For the three            For the three
                             months Ended              months  Ended
                             December 31,             December 31,
                                 1999                    2000
                             -----------              ------------

Revenue                           $-0-                    $-0-

Cost of goods sold                 -0-                     -0-

Gross profit                       -0-                     -0-
                                ----------              ----------

Operations
General and administrative         20,330                  47,785

Non  cash   compensation   legal
and consulting fee                205,875                   1,000
Depreciation and amortization       -0-                     -0-
                                ---------               ----------

Total expense                     226,205                 48,785
                                   ------                  ------

Income (loss) from operations    (226,205)                (48,785)

Other income and expenses
     Interest income                2,100                   7,293
     Interest expense                -0-                     -0-
                                ----------              ------------

Total other expenses                 -0-                   7,293
                                  ----------            ------------

Income (loss)                   $(224,105)               $(41,492)
                                  ========                 ======

Net income (loss) per share -
  basic
                                 $   (0.18)               $  (0.02)
                                 ============            ============

Number of shares outstanding -
  basic
                                 1,250,000               2,522,472
                                 =========               =========

                 See accompanying notes to financial statements

                               PIPELINE DATA, INC.
                          (A development stage company)
                             STATEMENT OF CASH FLOWS
                                                       For the period
                                For the      For the    from inception,
                               year ended  year ended   June 23, 1997,
                              December 31, December 31, to December 31,
                                 1999        2000           2000
                              ----------- ------------  --------------
Cash Flows From
   Operating Activities
   Net income (loss)              $(264,674) $  (97,654)  $ (637,457)
     Add items not affecting cash
     Non cash compensation    -
     consulting  fees paid
  with shares of common stock       205,875       1,000     395,000
     Depreciation                    -0-            -0-       2,852
     Changes in non cash
     Operating accounts
     Accrued interest receivable                 (6,000)     (6,000)
     Accrued expenses                12,000      15,084      36,084
                                  ---------     ---------  ---------
     Total Cash Flows From
      Operations                   (46,799)     (87,570)  (209,521)
Cash Flows From
   Investing Activities
     Note receivable                           (200,000)  (200,000)
     Purchase of office equipment    -0-           -0-      (2,852)
                                   -------      --------- ---------
     Total Cash Flows From
      Investing Activities           -0-       (200,000)  (202,852)
Cash Flows From
   Financing Activities

    Officer loans payable        (72,622)         -0-       -0-
     Sale of common stock         124,750      473,715     598,465
     Capital contribution         105,172         -0-      114,921
                               ----------      -------     -------
    Total Cash Flows From
      Financing Activities        157,300      473,715     713,386

Net increase (decrease) in
   Cash                           110,501      186,145     301,013
Cash balance -
 beginning of period                4,367      114,868       -0-
                                 --------      -------    --------
Cash balance - end of period     $114,868     $301,013    $301,013
                                  =======      =======    ========
Non cash activities
     Issuance  of  common   stock  in
     consideration   for   consulting
     services                          $118,125         -0-

                 See accompanying notes to financial statements

                               PIPELINE DATA, INC.
                          (A development stage company)
                        STATEMENT OF STOCKHOLDERS EQUITY

                                                       Deficit
                                                     accumulated
                        Common  Common  Additional     during
  Date                  Stock   Stock     paid in   development
                                          capital      stage        Total
 ----                 --------- -------- ---------- -----------     -----


June 24, 1997                 100   $ 1   $  9,748       -          $ 9,749
                              ===    ===   =======   =======     ==========

Forward split of shares
December 18, 1998      1,000,000 $ 1,000 $    8,749       -          $ 9,749
Cancellation of shares
December 18, 1998      (750,000)   (750)       750
Net (loss)                                             (38,620)     (38,620)
                    -----------   ------ ---------   ---------     --------
December 31, 1997
 restated               250,000     250    $ 9,499  $  (38,620)   $ (28,871)

Shares issued
 for consulting fees    752,500     752    187,373        -         188,125
Net (loss)                                            (236,509)    (236,509)
                   -----------   ------  ---------    -------       -------
December 31, 1998     1,002,500   $1,002 $  196,872   $(275,129)   $ (77,255)

Sale of shares       1,247,500    1,248    310,627                  311,875
Capital contribution                       105,172                  105,172
Cancellation of shares (25,000)     (25)    (6,225)                  (6,250)
Shares issued
for legal fees         100,000     100      24,900                   25,000
Net (loss)                                            (264,674)    (264,674)
                   -----------    ----     -------     -------     --------
December 31, 1999    2,325,000   $2,325 $  631,346   $(539,803)   $  93,868

Shares issued for
 services                2,000        2       998                     1,000
Sale of shares and
 warrants              789,890      790   472,925                   473,715
Net (loss)                                           (  97,654)   (  97,654)
                  -----------    -----   --------     --------     --------
Balances
 December 31,
2000                3,116,890   $3,117 $1,105,269   $ (637,457)  $  470,929

                   =========     =====  =========      =======      =======


                 See accompanying notes to financial statements

                               PIPELINE DATA, INC.
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

     a.  Organization of company and issuance of common stock

     Pipeline Data, Inc., (the "company") was formed under the laws of Delaware on June 23, 1997 and was originally authorized to issue 2,000 shares of common stock, $0.001 par value each and 1,000 shares of preferred stock, $0.001 par value each. In May, 1999, the company amended its certificate of incorporation increasing the authorized number of shares of common stock to 20,000,000, $0.001 par value each and increasing the authorized number of shares of preferred stock to 5,000,000, $0.001 par value each.

     b.  Description of the company

     The company is considered to be a development stage business that is in the process of developing a web site on the World Wide Web for the purpose of selling health care products and sharing its expertise by doing consulting.

     c.  Issuance of shares of common stock

     On June 24, 1997, the company sold 1,000,000 shares to Mr. Jack Rubinstein in consideration for $100 cash.

     Between June 20, 1997 and August 20, 1997, Mr. Rubinstein contributed to the company's capital an additional $9,649 in expenses paid on behalf of the company.

     On December 18, 1998, Mr. Rubinstein remitted back to the company 750,000 shares of common stock for cancellation.

     On December 18, 1998, the company issued 752,500 shares of common stock for consulting services valued at $188,125 or $0.25 per share to the following individuals and companies and in the following amounts: 123,750 shares to Jack Rubinstein; 100,000 to R. Scott Barter; 50,000 shares to Douglas Harrison-Mills; 50,000 shares to Brad Smith; 25,000 shares to Alan Scott; and 403,750 to Unifund Financial Group, Inc.


    The company sold an aggregate of 247,500 shares of common stock for an aggregate consideration of $61,875 which includes partial payment with cash aggregating $24,750 or $0.10 per share and in consideration of the payment of consulting fees aggregating $37,125 or $.15 per share.

     For the period April 1, 1999 to September 30, 1999, the company received an
aggregate  of  $105,172  as  an  additional   contribution  to  capital  from  a
shareholder of the company.

     On October 1, 1999, Sheila Corvino was awarded 50,000 shares of our common stock in partial consideration of legal services rendered to our company valued at $12,500 or $.25 per share.

     The company has  canceled  the  issuance of 25,000  shares of common  stock
issued  to  Alan  Scott  and  has  adjusted   operations  for  the  cancellation
aggregating $3,125 or $.25 per share.

     On December 31, 1999, Kaplan Gottbetter & Levenson LLP was awarded 50,000 shares of our common stock in partial consideration of legal services rendered to our company aggregating $12,500 or $.25 per share.

     As of December 31, 1999, the company sold an aggregate of 1,000,000 shares of common stock for an aggregate consideration of $250,000 which includes partial payment of cash aggregating $100,000 or $0.10 per share and in consideration of the payment of consulting fees, aggregating $150,000 or $.15 per share.

     As of September 30, 2000, the Company issued 2,000 shares of common stock for $1,000 or $0.50 per share for printing services.

         The company conducted an initial public offering of its common stock and common stock purchase warrants and has sold 789,890 shares of common stock and 785,210 class A redeemable warrants for aggregate proceeds for $473,715. No class B redeemable warrants were sold.

      Note 2- Summary of Significant Accounting Policies

     a.  Basis of Financial Statement Presentation

     The accompanying unaudited financial statements have been prepared on a going concern basis of accounting principles applicable to a "going concern", which assumes that the company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

     Several conditions and events cast doubt about the Company's ability as a "going concern". The Company has incurred losses before interest expense of $633,035 for the period from inception June 23, 1997, to December 31, 2000, has a working capital deficiency and requires additional financing for its operations and to complete web site development. The company conducted an initial public offering of its common stock and common stock purchase warrants and has sold 789,890 shares of common stock and 785,210 class A redeemable warrants for aggregate proceeds for $473,715. The company is anticipating that with the completion of this initial public offering and with the increase in working capital, the company will be able to complete its web site and experience an increase in sales. The company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing. The company's future capital requirements will depend on numerous factors including, but not limited to, continued progress developing its source of inventory of health care products, regulations relating to the Internet marketing business and initiating marketing penetration. The company plans to engage in such ongoing financing efforts on a continuing basis.

     These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern". While management believes that the actions already taken or planned as described above, will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

     The financial statements presented consist of the balance sheet of the company as at December 31, 2000 and the related statements of operations and cash flows for the years ending December 31, 1999 and 2000 and for the period from inception, June 23, 1997 to December 31, 2000 and for the period from inception, June 23, 1997 to December 31, 2000.


    b.  Cash and cash equivalents

     The company treats temporary investments with a maturity of less than three months as cash.

     c.  Revenue recognition

     Revenue is recognized when products are shipped or services are rendered.

     d.  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     e.  Asset Impairment

         The company adopted the provisions of SFAS No. 121, Accounting for the impairment of long lived assets and for long-lived assets to be disposed of effective January 1, 1996. SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. There was no effect of such adoption on the company's financial position or results of operations.

     f.  Research and Development Expenses

     Research and development expenses are charged to operations when incurred.

     g.  Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives using the straight line methods over a period of seven years. Maintenance and repairs are charged against operations and betterment's are capitalized.

     h.  Significant Concentration of Credit Risk

     At December 31, 2000, the company has concentrated its credit risk by maintaining deposits in several banks. The maximum loss that could have resulted from this risk totaled $201,013 which represents the excess of the deposit liabilities reported by the banks over the amounts that would have been covered by the federal insurance.

     i.  Recent Accounting Pronouncements

     In March, 1998, the American Institute of Certified Public Accountants issued Statements of Position 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. The implementation of SOP 98-1 does not have a material impact on the Company's financial position or results of operations. Computer software costs that are incurred in the preliminary project stage are expensed as incurred. Once the capitalization criteria of the SOP have been met, costs incurred when developing computer software for internal are capitalized.

     Note 3 - Related Party transactions

     a.  Issuance of shares of common stock

     On June 24, 1997, the company sold 1,000,000 shares to Mr. Jack Rubinstein in consideration for $100 cash.

     Between June 20, 1997 to August 20, 1997, Mr. Rubinstein contributed to the company's capital an additional $9,649 in expenses paid on behalf of the company.

     On December 18, 1998, Mr. Rubinstein remitted back to the company 750,000 shares of common stock for cancellation.

     On December 18, 1998, the company issued 752,500 shares of common stock for consulting services valued at $188,125 or $0.25 per share to the following individuals and companies and in the following amounts: 123,750 shares to Jack Rubinstein; 100,000 to R. Scott Barter; 50,000 shares to Douglas Harrison-Mills; 50,000 to Brad Smith; 25,000 shares to Alan Scott; and 403,750 to Unifund Financial Group, Inc.

     For the period April 1, 1999 to September 30, 1999, the company received $105,172 as an additional contribution to capital from a shareholder of the company.

     Mr. Jack Rubinstein, converted the balance of his officer loan payable aggregating $43,672 to additional paid in capital.

     b.  Office Location

     The company occupies office space at the office of the President at 250 East Hartsdale Avenue, Hartsdale, New York, 10530 at a monthly rental of $500.

         For the period from inception, June 23, 1997, to December 31, 2000 and for the year ending December 31, 2000, rent expense was $27,148 and $9,000 respectively.

     c.  Officer Compensation

     For the period from inception, June 23, 1997, to December 31, 2000, the company has accrued a minimal compensation of $500 per month as compensation to Mr. Rubinstein as consideration for services while the company is in the development stage of development as follows: $15,000 and $6,000 respectively.

         Note 4 - Note Receivable

             In November, 2000, the Company advanced $200,000 to Accu-Search, Inc. as evidenced by a Note Receivable which is due on May 31, 2001 with interest at 12% per annum. As a further inducement for the Note, Accu-Search, Inc. gave Pipeline Data Inc. a perpetual non transferrable license in an automated software process to convert multiple inputted documents into transmittable Adobe PDA formats. The software may only be use the Licensed Technology to increase the functionality of its own web-site by being able to convert any documentation it receives into Adobe PDF format. The Company has not placed a valuation on this asset.


     Note 5 - Commitments and Contingencies

     At December 31, 2000, the company has not entered into any contracts or commitments.

     Note 6 - Income Taxes

     The company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 2000, the company had no material current tax liability, deferred tax assets, or liabilities to impact on the company's financial position because the deferred tax asset related to the company's net operating loss carryforward and was fully offset by a valuation allowance.

     At December 31, 2000, the company has net operating loss carry forwards for income tax purposes of $637,457 respectively. This carryforward is available to offset future taxable income, if any, and expires in the year 2010. The company's utilization of this carryforward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the company of more than 50 percent.

     The components of the net deferred tax asset as of December 31, 2000 are as follows:

              Deferred tax asset:
                  Net operating loss carry forward                $ 216,735
                  Valuation allowance                             $(216,735)
                                                                    -------
                  Net deferred tax asset                      $         -0-
                                                                -----------

     The company recognized no income tax benefit for the loss generated in the period from inception, June 23, 1997, to December 31, 2000.

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

     Note 7 - Property and Equipment

     Capital Assets consisted of the following at December 31,2000:

                                    Asset        Accumulated
                                    Cost         Depreciation        Total

         Office equipment           $2,582            $2,852        $  -0-

     Note 8 - Preferred Stock

     The company's authorized capital stock consists of 5,000,000 shares of preferred stock, par value $.001 per share.

     The board of directors of the company has the authority to establish and designate any shares of stock in series or classes and to fix any variations in the designations, relative rights, preferences and limitations between series as it deems appropriate, by a majority vote.

     The preferred stock may be issued in series, each of which may vary, as determined by the board of directors, as to the designation and number of shares in such series, voting power of the holders thereof, dividend rate, redemption terms and prices, voluntary and involuntary liquidation preferences, and conversion rights and sinking fund requirements, if any, of such series.

     As of December 31, 2000, the number of shares outstanding is -0-.


     Note 9 - Business and Credit Concentrations

     The amount reported in the financial statements for cash approximates fair market value. Because the difference between cost and the lower of cost or market is immaterial, no adjustment has been recognized and investments are recorded at cost.

     Financial instruments that potentially subject the company to credit risk consist principally of trade receivables. Collateral is generally not required.

     Note 10 - Public Offering

     The company conducted an initial public offering of its common stock and common stock purchase warrants and has sold 789,890 shares of common stock and 785,210 class A redeemable warrants for aggregate proceeds for $473,476. No class B redeemable warrants were sold.

     As of December 31, 2000 the company has reserved 785,210 shares of common stock pending the conversion of the warrants into shares of common stock.

     class A redeemable warrants are exercisable into shares of common stock at $1.50 per share until the third anniversary of the effective date of the offering (April 25, 2000). class B redeemable warrants are exercisable into shares of common stock at $2.50 per share until the fifth anniversary of the effective date of the offering.

     The company also registered the sale of 1,250,000 shares of common stock owned by prior shareholders. Any proceeds and profits from their sale will go to these shareholders and not to the company. They have agreed not to sell any of their shares until one year from the effective date of the registration statement, April 26, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                             PIPELINE DATA INC.


Date: March 30, 2001
                              By: /s/ Richard Cohen
                                    --------------------
                                  Richard Cohen
                                   President, Treasurer and Director

Date: March 30, 2001


                               By: Jack Rubinstein
                                     ------------------
                                    Jack Rubinstein,
                                    Chairman of the Board and Secretary

Date: March 30, 2001

                             By: /s/ Douglas Harrison-Mills
                                         --------------------
                                         Douglas Harrison-Mills
                                         President, Treasurer and Director