Form 10QSB
period 2001-03-31
PIPELINE DATA INC
filed 2001-05-17
CIK 1086533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               PIPELINE DATA INC.
                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
    For the quarter ended March 31, 2001

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

     [X] Yes [ ] No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,116,890 shares of common stock, par value $0.001, as of May 15, 2001.

PIPELINE DATA, INC.
MARCH 31, 2001 QUARTERLY REPORT ON FORM 10-QSB
TABLE OF CONTENTS Page Number

Special Note Regarding Forward Looking Information............................ 1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements...................................................2
Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................10
Item 3. Quantitative and Qualitative Disclosures About Market Risk........... 14

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.................................................... 15
Item 2. Changes in Securities and Use of Proceeds............................ 15
Item 3. Defaults Upon Senior Securities...................................... 15
Item 4. Submission of Matters to a Vote of Security Holders...................15
Item 5. Other Information.................................................... 15
Item 6. Exhibits and Reports on Form 8-K..................................... 15

QUARTERLY REPORT ON FORM 10QSB FOR PIPELINE DATA INC.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001 discusses financial projections, information or expectations about the products or markets of our company, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, readers should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I
                              FINANCIAL INFORMATION

        Item 1. Financial Statements

     The condensed financial statements for the three month periods ended March 31, 2001 included herein have been prepared by Pipeline Data, Inc., (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of March 31, 2001, and the results of operations and cash flows for the three month periods ended March 31, 2000 and 2001.

     The Company's results of operations during the three months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year.

     The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal years ended December 31, 2001.

STATEMENTS

Report of Independent Accountants..............................................3
Balance Sheet as of March 31, 2001 and December 31, 2000.......................4
Statement of Operations for the three months and
     six months ended March 31, 2001 and 2000................................. 5
Statement of Cash Flows for the three months ended March 31, 2001 and 2000.... 6
Statement of Stockholders' Equity for the three months ended March 31,  2001.. 7
 Notes to Consolidated Financial Statements................................... 8

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of
  Pipeline Data Inc. (a development stage company)

     I have reviewed the accompanying balance sheet of Pipeline Data Inc. (a development stage company) as of March 31, 2001, and the related statements of operations and of cash flows for the three month periods ended March 31, 2000 and 2001. These financial statements are the responsibility of the Company's management.

     I have conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

     Based on my review, I are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements referred to above for them to be in conformity with generally accepted accounting principles.

     I previously audited in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000, and the related statements of operations, of changes in shareholders' equity and of cash flows for the year then ended (not presented herein), and in my report dated March 20, 2001, that was prepared assuming that Pipeline Data Inc. (a development stage company) will continue as a going concern. As more fully described in Note 2, the Company has incurred operating losses since the date of inception and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are described in Note 2. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of Pipeline Data Inc. (a development stage company) to continue as a going concern. In my opinion, the accompanying balance sheet information as of December 31, 2000, is fairly stated, in all material respects in relation to the balance sheet from which it has been derived.


Thomas Monahan Certified Public Accountant
Paterson, New Jersey
May 8, 2001

                               PIPELINE DATA, INC.
                          (A development stage company)

                                  BALANCE SHEET

                                               December 31,   March 31,
                                                   2000         2001
                                                              Unaudited
                                               -----------    ---------
                                     Assets
Current assets
  Cash and cash equivalents                       $  301,013   $  225,810
  Note receivable                                    206,000      212,000
                                                     -------      -------
Total current assets                                 507,013      437,810
Property and equipment                                 -0-          -0-
                                                     -------      -------
Total assets                                     $   507,013   $  437,810
                                                     =======      =======

                      Liabilities and Stockholders' Equity
Current liabilities
  Accrued expenses                               $    36,084   $  42,334
                                                      ------      ------
         Total current liabilities                    36,084      42,334

Stockholders' Equity
Preferred  stock  authorized
 5,000,000  shares,  $.001 par value each.
 At December 31, 2000 and March 31, 2001
 there are -0- and -0- shares outstanding respectively.

Common  stock  authorized  20,000,000
 shares,  $.001  par value  each.  At
 December 31, 2000 and March 31, 2001
 there are 3,116,890 and 3,116,890
 shares outstanding, respectively.                     3,117      3,117

Additional paid in capital                         1,105,269  1,105,269
Deficit accumulated during development stage     (   637,457) ( 712,910)
                                                   ---------  ---------
Total stockholders' equity                           470,929    395,476
                                                   ---------  ---------
Total liabilities and stockholders' equity       $   507,013 $  437,810
                                                   =========  =========

                 See accompanying notes to financial statements

                               PIPELINE DATA, INC.
                          (A development stage company)
                             STATEMENT OF OPERATIONS
                                    UNAUDITED


                                For the        For the   For the period
                               three months three months  from inception,
                                   ended       ended     June 23, 1997,
                                March 31,     March  31, to March 31,
                                 2000           2001           2001
                              ----------- ------------  --------------
Revenue                         $12,000        $   -0-         $52,500

Cost of goods sold               -0-               -0-            -0-
                               ------            ------        -------
Gross profit                    12,000             -0-          52,500

Operations
General and administrative      23,079          82,174         379,623

Non cash compensation legal
and consulting fee                                             395,000
Depreciation and
 amortization                    -0-              -0-            2,852
                              --------       ---------     ----------
Total expense                   23,079         82,174          777,475
                               ------       ---------     ----------

Income (loss) from
 operations                  (  11,079)       ( 82,174)      (724,975)

Other income and
 expenses
 Interest income                -0-             6,721         16,487
  Interest expense              -0-              -0-      (    4,422)
                               ------         --------       ---------

Total other
  expenses                      -0-             6,721         12,065
                              ------         --------       ---------

Income (loss)              $(  11,079)       $(75,453)     $(712,910)
                              =======         =======       ========
Net income (loss)
 per share - basic            $(0.00)          $(0.02)
                               =====            =====
Number of
 shares outstanding
 - basic                     2,325,000         3,116,890
                             =========         =========


                 See accompanying notes to financial statements

                               PIPELINE DATA, INC.
                          (A development stage company)
                             STATEMENT OF CASH FLOWS
                                   UNAUDITED

                               For the        For the   For the period
                               three months three months  from inception,
                                   ended       ended     June 23, 1997,
                                March 31,     March  31, to March 31,
                                 2000           2001           2001
                              ----------- ------------  --------------

Cash Flows From
   Operating Activities
   Net income (loss)              $( 11,079) $  (75,453)  $ (712,910)
     Add items not affecting cash
     Non cash compensation    -
     consulting  fees paid
  with shares of common stock                                395,000
     Depreciation                    -0-            -0-       2,852
     Changes in non cash
     Operating accounts
     Accrued interest receivable                 (6,000)    (12,000)
     Accrued expenses                12,000       6,250      42,334
                                  ---------     ---------  ---------
     Total Cash Flows From
      Operations                    ( 8,829)     (75,203)  (284,724)
Cash Flows From
   Investing Activities
     Note receivable                                       (200,000)
     Purchase of office equipment    -0-           -0-       (2,852)
                                   -------      --------- ---------
     Total Cash Flows From
      Investing Activities           -0-           -0-     (202,852)
Cash Flows From
   Financing Activities

     Sale of common stock                                   598,465
     Capital contribution                                   114,921
                                                            -------
    Total Cash Flows From
      Financing Activities                                  713,386

Net increase (decrease) in
   Cash                            (8,829)      (75,203)    225,810
Cash balance -
 beginning of period              114,868       301,013       -0-
                                 --------      -------     --------
Cash balance - end of period     $106,039     $ 225,810    $225,810
                                  =======       =======    ========
Non cash activities
  Interest                          $-0-           $-0-
  Corporate income taxes            $-0-           $-0-

                 See accompanying notes to financial statements

                               PIPELINE DATA, INC.
                          (A development stage company)
                        STATEMENT OF STOCKHOLDERS EQUITY

                                                       Deficit
                                                    accumulated
                        Common    Common Additional   during
  Date                  Stock     Stock   paid in  development
                                         capital        stage      Total
 ----                 --------- -------- ---------- -----------     -----


June 24, 1997                 100   $ 1   $  9,748       -          $ 9,749
                              ===    ===   =======   =======     ==========

Forward split of shares
December 18, 1998      1,000,000 $ 1,000 $    8,749       -          $ 9,749
Cancellation of shares
December 18, 1998      (750,000)   (750)       750
Net (loss)                                             (38,620)     (38,620)
                    -----------   ------ ---------   ---------     --------
December 31, 1997
 restated               250,000     250    $ 9,499  $  (38,620)   $ (28,871)

Shares issued
 for consulting fees    752,500     752    187,373        -         188,125
Net (loss)                                            (236,509)    (236,509)
                   -----------   ------  ---------    -------       -------
December 31, 1998     1,002,500   $1,002 $  196,872   $(275,129)   $ (77,255)

Sale of shares       1,247,500    1,248    310,627                  311,875
Capital contribution                       105,172                  105,172
Cancellation of shares (25,000)     (25)    (6,225)                  (6,250)
Shares issued
for legal fees         100,000     100      24,900                   25,000
Net (loss)                                            (264,674)    (264,674)
                   -----------    ----     -------     -------     --------
December 31, 1999    2,325,000   $2,325 $  631,346   $(539,803)   $  93,868

Shares issued for
 services                2,000        2       998                     1,000
Sale of shares and
 warrants              789,890      790   472,925                   473,715
Net (loss)                                           (  97,654)   (  97,654)
                  -----------    -----   --------     --------     --------
Balances
 December 31,
2000                3,116,890   $3,117 $1,105,269   $ (637,457)  $  470,929

Unaudited
Net loss                                                 ( 75,453) ( 75,453)
                   ----------- ----- -------- --------    --------
Balances
March 31, 2001       3,116,890  $3,117  $1,105,269  $ (712,910)     $395,476

                    ===========   ======  =========      =======      =======


                 See accompanying notes to financial statements

                               PIPELINE DATA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001


     NOTE  A--BASIS  OF  PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted principles for interim financial information as set forth in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of Pipeline Data, Inc. (the "Company") for the three months ended March 31, 2000 and 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

        NOTE B--EARNINGS PER SHARE

     Basic loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. During the three month periods through March 31, 2001, there were no dilutive securities outstanding

         NOTE C - INCOME TAXES

     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 2000 and March 31, 2001, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward and was fully offset by a valuation allowance.

     At March 31, 2001, the Company has net operating loss carry forwards for income tax purposes of $712,910. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2010.

     The  components  of the net  deferred  tax asset as of  are as follows:

         Deferred tax asset:
         Net operating loss carry forward                             $  242,389
         Valuationallowance                                           $(242,389)
         Net deferred tax asset                                       $     -0-


     The Company recognized no income tax benefit from the loss generated for the period from the date of inception to March 31, 2001. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.

         NOTE D - COMMITMENTS AND CONTINGENCIES

a.       Lease agreements

     The company occupies office space at the office of the President at 250 East Hartsdale Avenue, Hartsdale, New York, 10530 at a monthly rental of $500.

    b. Officer Compensation

     For the period from inception, June 23, 1997, to March 31, 2001, the company has accrued a minimal compensation of $500 per month as compensation to Mr. Rubinstein as consideration for services while the company is in the development stage of development.

         NOTE E - NOTE RECEIVABLE

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


         NOTE F - PUBLIC OFFERING

     The company conducted an initial public offering of its common stock and common stock purchase warrants and has sold 789,890 shares of common stock and 785,210 class A redeemable warrants for aggregate proceeds for $473,476. No class B redeemable warrants were sold.

     As of December  31,  2000 and March 31,  2001,  the  company  has  reserved
785,210 shares of common stock pending the conversion of the warrants into shares of common stock.

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

Development stage activities.

     The company has been a development stage enterprise from its inception June 23, 1997 to March 31, 2001. The company is in the process of developing a web site on the World Wide Web for the purpose of selling health care products and sharing its expertise by doing consulting.

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

     During this developmental period, the company has been financed through officer's loans with a balance of $43,672 from Jack Rubinstein, which were converted to additional paid in capital as of June 30, 1999. The company also financed its activities through the sale of shares of common stock aggregating $713,386.

 Results of Operations for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000.

     For the three months ended March 31, 2001, the company generated net revenues of $-0- as compared to $12,000 for the three months ended March 31, 2000 representing an decrease of $12,000. The company's cost of goods sold for the three months ended March 31, 2001 was $-0- as compared to $-0- for the three months ended March 31, 2000. The company's gross profit on sales was approximately $-0- for the three months ended March 31, 2001 as compared to $12,000 for the three months ended March 31, 2001. The decrease in gross profit is the result of the Company concentrating its efforts on corporate development, research, website design and strategic alliances for merchandise and computer programming talent to complete the Company's website and marketing goals.

     The company's general and administrative costs aggregated approximately $82,174 for the three months ended March 31, 2001 as compared to $23,079 for the three months ended March 31, 2000 representing an increase of $59,095. An analysis of expenses for the three months ended March 31, 2001 includes spending for accounting fees of $8,000; consulting fees of $20,000; legal expense of $43,213; accrued rent of $1,500; accrued salaries of $2,250; and office expenses of $7,211.

     Results of Operations for the period from inception (June 23, 1997) to March 31, 2001.

     For the period from the company's inception, June 23, 1997, through March 31, 2001, a period of approximately 45 months, the company generated net sales of $52,500 (an average of $1,167 per month). The company's cost of goods sold on sales was approximately $-0- for the period from the company's inception June 23, 1997, through March 31, 2001. The gross profit from sales for this 45 month period is $52,500. Management believes the gross profit of an average of approximately $1,167 per month for the period from inception, June 23, 1997, through March 31, 2001, will improve and stabilize once the company's web site facilities become realized at the completion of the public offering and its marketing plans become fully implemented.

     The company's general and administrative costs aggregated approximately $777,475 for the period from inception, June 23, 1997, through March 31, 2001. Of these initial startup costs, approximately $43,750 is attributed to wages, telephone of $15,817, professional fees of $196,909, rent of $28,125, and office and computer expenses of $72,374, $395,000 in consulting expenses paid with shares of common stock and $25,500 in officer compensation.

Liquidity and Capital Resources.

     The company increased its cash position to $225,810 at March 31, 2001 from a cash balance of $-0- at June 23, 1997. Working capital at December 31, 2000 was positive at $395,476. The company continued to be funded in part through officer loans aggregating $72,622 for the period from inception, June 23, 1997, to March 31, 2001, of which, an officer loan balance of $43,672 was converted to additional paid in capital at June 30, 1999 and the balance of $28,950 was paid off by the company. In addition, the company also sold 1,247,500 shares of common stock for an aggregate of $311,875 and received $105,172 as additional capital contributions from stockholders. As of December 31, 2000, the Company sold an additional 789,890 shares of common stock for an aggregate consideration of $473,715.

     As of December 31, 2000, we expended cash for the development of the business and absorbing cash losses aggregating $75,453 for the three months ended March 31, 2001 and $712,910 for the period from inception to December 31, 2000 and issued 752,500 shares of common stock in consideration for non cash expenses of $395,000 for the period from inception, June 23, 1997, to December 31, 2000. In November, 2000, the Company loaned $200,000 to Accu-Search, Inc. as evidenced by a Note Receivable which is due on May 31, 2001 with interest at 12% per annum

     Management believes that it will be able to fund the company through its present cash position and the continuation of offering consulting services and the receipt of additional capital contributions until the company's web site is developed and on-line and the process of a public offering is completed.

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

     The first stage consists of initial web site construction and collection of health-related data from existing web sites and service providers and equipping our facility with hardware, primarily workstations and dedicated data feed supply lines. This has been partially completed. To complete the development of our web-site, we require:

     o a web-enabled platform by which we can implement an Internet application that will be scaleable (capable of growing to support additional users) enough to handle hundreds or thousands of users, yet flexible enough to meet continually changing business requirements and

     o highly defined customization enabling a subscriber to specify his/her fields of interest within the entire spectrum of health, medicine, and pharmacy. Through this feature, we will be able to create a database of user profiles (a knowledge base of subscribers) which we can market to medical research companies, companies involved in clinical trials, marketers and other sources of revenue generation.

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

     o the execution of a business-to-business public relations and advertising campaign to attract pharmaceutical firms, pharmacy chains, medical device manufacturers, clinical trial companies, biotechnology firms and other health care marketers, as well as their advertising agencies, as advertisers and/or sponsors. We expect to commence this campaign during the third quarter of 2000. This will be an ongoing campaign; and

     o the execution of an ongoing effort to build relationships with strategic organizations in the healthcare and information technology sectors. These organizations would include healthcare marketers including pharmaceutical firms, medical service companies --as well as charitable research foundations and publishers, pharmacies, clinical trial organizations, allied health-care groups, and customer media. We expect to commence this campaign upon receipt of the minimum proceeds. This will be an ongoing campaign.


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

     The next stage of operation/expansion consists of attempts to engage in assembling a high quality management team and strategic alliances with health care professionals and organizations having synergism with our company. The exact details of this stage are difficult to predict and a number of different strategies have evolved in the current dynamic information marketplace. In addition, web site development has increased rapidly and web site capabilities maybe achieved by purchasing future, existing sites rather than developing them internally. Several existing health care web sites have been able to recruit health professionals through the use of stock options and other forms of incentive compensation which require little current, out of pocket expenditure. We are unable to predict whether we can replicate this strategy. Accordingly, we estimate that approximately $175,000 may be needed for this stage of operation/expansion, which we will commence upon the receipt of the minimum proceeds of this offering.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

     No legal proceedings were brought, are pending or are threatened during the quarter.


Item 2. Changes in Securities

     None

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security-Holders

     None.

Item 5. Other information

 None.

Item 6. Exhibits and Reports on Form 8-K

 No 8-K has been filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                             PIPELINE DATA INC.


Date: May 15, 2001
                              By: /s/ Richard Cohen
                                    --------------------
                                  Richard Cohen
                                   President, Treasurer

Date: May 15, 2001


                               By: Jack Rubinstein
                                     ------------------
                                    Jack Rubinstein,
                                    Chairman of the Board and Secretary

Date: May 15, 2001

                             By: /s/ Douglas Harrison-Mills
                                         --------------------
                                         Douglas Harrison-Mills
                                         Director