Form 10QSB
period 2001-06-30
PIPELINE DATA INC
filed 2001-08-16
CIK 1086533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               PIPELINE DATA INC.
                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
    For the quarter ended June 30, 2001

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

     [X] Yes [ ] No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,116,890 shares of common stock, par value $0.001, as of August 15, 2001.

PIPELINE DATA, INC.
JUNE 30, 2001 QUARTERLY REPORT ON FORM 10-QSB
TABLE OF CONTENTS Page Number

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

QUARTERLY REPORT ON FORM 10QSB FOR PIPELINE DATA INC.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the  information  presented in this Quarterly  Report on
Form  10-QSB  for  the  quarter  ended  June 30,  2001   discusses   financial
projections, information or expectations about the products or markets of our company, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, readers should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I
                              FINANCIAL INFORMATION

        Item 1. Financial Statements

     The condensed financial statements for the three month periods ended June 30, 2001 included herein have been prepared by Pipeline Data, Inc., (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of June 30, 2001, and the results of operations and cash flows for the three month periods ended June 30, 2000 and 2001.

     The Company's results of operations during the three months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year.

     The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal years ended December 31, 2000.

STATEMENTS

Report of Independent Accountants..............................................3
Balance Sheet as of June 30, 2001 and December 31, 2000........................4
Statement of Operations for the three months and
     six months ended June 30, 2001 and 2000.................................. 5
Statement of Cash Flows for the three months ended June 30, 2001 and 2000..... 6
Statement of Stockholders' Equity for the three months ended June 3031,  2001. 7
 Notes to Consolidated Financial Statements................................... 8

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of
  Pipeline Data Inc. (a development stage company)

     I have reviewed the accompanying balance sheet of Pipeline Data Inc. (a development stage company) as of June 30, 2001, and the related statements of operations and of cash flows for the six month periods ended June 30, 2000 and 2001. These financial statements are the responsibility of the Company's management.

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



Thomas Monahan Certified Public Accountant
Paterson, New Jersey
August 3, 2001

                               PIPELINE DATA, INC.
                          (A development stage company)

                                  BALANCE SHEET

                                               December 31,   June 30,
                                                   2000         2001
                                    Unaudited
                                               -----------    ---------
                                     Assets
Current assets
  Cash and cash equivalents                       $  301,013   $  197,856
  Note receivable                                    206,000      218,000
                                                     -------      -------
Total current assets                                 507,013      415,856
Property and equipment                                 -0-          -0-
                                                     -------      -------
Total assets                                     $   507,013   $  415,856
                                                     =======      =======

                      Liabilities and Stockholders' Equity
Current liabilities
  Accrued expenses                               $    36,084   $  46,084
                                                      ------      ------
         Total current liabilities                    36,084      46,084

Stockholders' Equity
Preferred  stock
authorized  5,000,000 shares,
$.001 par value each.
At December 31, 2000 and
June 30, 2001  there are -0- and
-0- shares outstanding respectively.

Common stock authorized
95,000,000 shares, $.001 par value each. At December 31,
2000 and June 30, 2001
there are 3,116,890 and 3,116,890
shares outstanding, respectively.                     3,117      3,117

Additional paid in capital                         1,105,269  1,105,269
Deficit accumulated during development stage     (   637,457) ( 738,614)
                                                   ---------  ---------
Total stockholders' equity                           470,929    369,772
                                                   ---------  ---------
Total liabilities and stockholders' equity       $   507,013 $  415,856
                                                   =========  =========

                 See accompanying notes to financial statements

                              PIPELINE DATA, INC.
                          (A development stage company)
                             STATEMENT OF OPERATIONS
                                  UNAUDITED


                                For the        For the   For the period
                               six months   six months  from inception,
                                  Ended        ended     June 23, 1997,
                                June 30,     June 30,       to June 30,
                                 2000           2001           2001
                              ----------- ------------  --------------
Revenue                        $ -0-           $   -0-        $52,500

Cost of goods sold               -0-               -0-           -0-
                               ------            ------        -------
Gross profit                     -0-               -0-         52,500

Operations
General and administrative      16,597          114,384       411,833

Non cash compensation legal
and consulting fee                                            395,000
Depreciation and
 amortization                    -0-               -0-          2,852
                              --------       ---------     ----------
Total expense                   16,597         114,384        809,685
                               ------        ---------     ----------

Income (loss) from
 operations                  (  16,597)       (114,384)      (757,185)

Other income and
 expenses
 Interest income                -0-             13,227         22,993
  Interest expense              -0-              -0-       (    4,422)
                               ------         --------       ---------

Total other
  expenses                      -0-            13,227          18,571
                              ------         --------       ---------

Income (loss)              $(  16,597)      $(101,157)      $(738,614)
                              =======         =======        ========
Net income (loss)
 per share - basic            $(0.00)          $(0.02)
                               =====            =====
Number of
 shares outstanding
 - basic                     2,325,000         3,116,890
                             =========         =========


                 See accompanying notes to financial statements

                               PIPELINE DATA, INC.
                          (A development stage company)
                             STATEMENT OF OPERATIONS

                    For the three For the three
                     months ended   months ended
                         June 30,     June 30,
                           2000        2001
                        Unaudited    Unaudited
                      -----------    -----------

Revenue                   $-0-          $-0-

Cost of goods sold         -0-           -0-
                        -------         ------
Gross profit               -0-           -0-
Operations
General and
 Administrative          5,518         32,210

Depreciation and
 Amortization             -0-              -0-
                      ---------        -------

Total expense            5,518         32,210
                      ---------         ------
Income (loss) from
 Operations             (5,518)       (32,210)

Other income and expenses
     Interest income                    6,506
     Interest expense     -0-            -0-
                      ----------      --------
Total other expenses      -0-           6,506
                      ----------      --------
Income (loss)          $ (5,518)     $(25,704)
                        ========       ======

Net income (loss) per share -
  basic
                       $ (0.00)        $(0.01)
                        =======      =======

Number of shares outstanding -
  basic
                      3,116,890       3,116,890
                      =========       =========
                 See accompanying notes to financial statements

                              PIPELINE DATA, INC.
                          (A development stage company)
                                   UNAUDITED

                               For the        For the   For the period
                               six months    six months  from inception,
                                 ended        ended     June 23, 1997,
                                June 30,     June 30,      to June 30,
                                 2000           2001           2001
                              ----------- ------------  --------------

Cash Flows From
   Operating Activities
   Net income (loss)              $( 16,597) $ (101,157) $ (738,614)
     Add items not affecting cash
     Non cash compensation    -
     consulting  fees paid
  with shares of common stock                               395,000
     Depreciation                    -0-            -0-       2,852
     Changes in non cash
     Operating accounts
     Accrued interest receivable                (12,000)    (18,000)
     Accrued expenses                 4,500      10,000      46,084
                                  ---------     ---------  ---------
     Total Cash Flows From
      Operations                    (12,097)   (103,157)   (312,678)
Cash Flows From
   Investing Activities
     Note receivable                                       (200,000)
     Purchase of office equipment    -0-           -0-       (2,852)
                                   -------      --------- ---------
     Total Cash Flows From
      Investing Activities           -0-           -0-     (202,852)
Cash Flows From
   Financing Activities

     Sale of common stock          453,000                  598,465
     Capital contribution                                   114,921
                                   -------                  -------
    Total Cash Flows From
      Financing Activities         453,000                  713,386

Net increase (decrease) in
   Cash                            440,903     (103,157)    197,856
Cash balance -
 beginning of period               114,868      301,013       -0-
                                 --------      -------     --------
Cash balance - end of period     $ 555,771    $ 197,856    $197,856
                                  =======       =======    ========
Non cash activities
  Interest                          $-0-           $-0-
  Corporate income taxes            $-0-           $-0-


                 See accompanying notes to financial statements

                               PIPELINE DATA, INC.
                          (A development stage company)
                        STATEMENT OF STOCKHOLDERS EQUITY

                                                       Deficit
                                                    accumulated
                        Common    Common Additional   during
  Date                  Stock     Stock   paid in   development
                                          capital        stage      Total
 ----                 --------- -------- ---------- -----------     -----


June 24, 1997                 100   $ 1   $  9,748       -          $ 9,749
                              ===    ===   =======   =======     ==========

Forward split of shares
December 18, 1998      1,000,000 $ 1,000 $    8,749       -          $ 9,749
Cancellation of shares
December 18, 1998      (750,000)   (750)       750
Net (loss)                                             (38,620)     (38,620)
                    -----------   ------ ---------   ---------     --------
December 31, 1997
 restated               250,000     250    $ 9,499  $  (38,620)   $ (28,871)

Shares issued
 for consulting fees    752,500     752    187,373        -         188,125
Net (loss)                                            (236,509)    (236,509)
                   -----------   ------  ---------    -------       -------
December 31, 1998     1,002,500   $1,002 $  196,872   $(275,129)   $ (77,255)

Sale of shares       1,247,500    1,248    310,627                  311,875
Capital contribution                       105,172                  105,172
Cancellation of shares (25,000)     (25)    (6,225)                  (6,250)
Shares issued
for legal fees         100,000     100      24,900                   25,000
Net (loss)                                            (264,674)    (264,674)
                   -----------    ----     -------     -------     --------
December 31, 1999    2,325,000   $2,325 $  631,346   $(539,803)   $  93,868

Shares issued for
 services                2,000        2       998                     1,000
Sale of shares and
 warrants              789,890      790   472,925                   473,715
Net (loss)                                           (  97,654)   (  97,654)
                  -----------    -----   --------     --------     --------
Balances
 December 31,
2000                3,116,890   $3,117 $1,105,269   $ (637,457)  $  470,929

Unaudited
Net loss                                              (101,157)    (101,157)
                  -----------    -----   --------     --------     --------
Balances
June 30, 2001      3,116,890   $3,117 $1,105,269   $ ( 738,614)  $  369,772

                  ===========   ======  =========      =======      =======


                 See accompanying notes to financial statements

                               PIPELINE DATA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001


     NOTE A--BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted principles for interim financial information as set forth in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of Pipeline Data, Inc. (the "Company") for the six months ended June 30, 2000 and 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

     NOTE B--EARNINGS PER SHARE

     Basic loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. During the six month periods through June 30, 2001, there were no dilutive securities outstanding


     NOTE C - INCOME TAXES

     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 2000 and June 30, 2001, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward and was fully offset by a valuation allowance.

     At June 30, 2001, the Company has net operating loss carry forwards for income tax purposes of $738,614. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2010.

     The components of the net deferred tax asset as of are as follows:

          Deferred tax asset:
         Net operating loss carry forward                             $  251,129
         Valuation allowance                                          $(251,129)
                                                                      ----------
         Net deferred tax asset                                       $     -0-


     The Company recognized no income tax benefit from the loss generated for the period from the date of inception to June 30, 2001. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.

     NOTE D - COMMITMENTS AND CONTINGENCIES

     a. Lease agreements

     The company occupies office space at the office of the President at 250 East Hartsdale Avenue, Hartsdale, New York, 10530 at a monthly rental of $500.

     b. Officer Compensation

     For the period from inception, June 23, 1997, to June 30, 2001, the company has accrued a minimal compensation of $500 per month as compensation to Mr. Rubinstein as consideration for services while the company is in the development stage of development.

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

     Subsequent to the date of the financial statements, the due date of the Note has been extended December 31, 2001. The Note agreement has been modified to permit the Company to purchase 25,000 shares of common stock of Accu-Search at $4.00 per share. This right is exercisable at any time.

     NOTE F - PUBLIC OFFERING

     The company conducted an initial public offering of its common stock and common stock purchase warrants and has sold 789,890 shares of common stock and 785,210 class A redeemable warrants for aggregate proceeds for $473,476. 1,000,000 class B redeemable warrants were issued in January 2001 for no consideration.

     As of December 31, 2000 and June 30, 2001, the company has reserved 1,785,210 shares of common stock pending the conversion of the warrants into shares of common stock.

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


Development stage activities.

     The company has been a development stage enterprise from its inception June 23, 1997 to June 30, 2001. The company is in the process of developing a web site on the World Wide Web for the purpose of selling health care products and sharing its expertise by doing consulting.

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

     Results of Operations for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

     For the six months ended June 30, 2001, the company generated net revenues of $-0- as compared to $-0- for the six months ended June 30, 2000 representing an decrease of $-0-. The company's cost of goods sold for the six months ended June 30, 2001 was $-0- as compared to $-0- for the six months ended June 30, 2000. The company's gross profit on sales was approximately $-0- for the six months ended June 30, 2001 as compared to $-0- for the six months ended June 30, 2001. The decrease in gross profit is the result of the Company concentrating its efforts on corporate development, research, website design and strategic alliances for merchandise and computer programming talent to complete the Company's website and marketing goals.

     The company's general and administrative costs aggregated approximately $114,384 for the six months ended June 30, 2001 as compared to $16,597 for the six months ended June 30, 2000 representing an increase of $97,787. An analysis of expenses for the six months ended June 30, 2001 includes spending for accounting fees of $12,000; consulting fees of $37,500; legal expense of $44,857; accrued rent of $3,000; accrued salaries of $3,000; and office expenses of $14,027.

     Results of Operations for the period from inception (June 23, 1997) to June 30, 2001.

     For the period from the company's inception, June 23, 1997, through June 30, 2001, a period of approximately 48 months, the company generated net sales of $52,500 (an average of $1,094 per month). The company's cost of goods sold on sales was approximately $-0- for the period from the company's inception June 23, 1997, through June 30, 2001. The gross profit from sales for this 48 month period is $52,500. Management believes the gross profit of an average of approximately $1,094 per month for the period from inception, June 23, 1997, through June 30, 2001, will improve and stabilize once the company's web site facilities become realized at the completion of the public offering and its marketing plans become fully implemented.

     The company's general and administrative costs aggregated approximately $809,685 for the period from inception, June 23, 1997, through June 30, 2001. Of these initial startup costs, approximately $45,250 is attributed to wages, telephone of $16,270, professional fees of $198,669, rent of $29,625, and office and computer expenses of $96,519, $395,000 in consulting expenses paid with shares of common stock and $25,500 in officer compensation and depreciation and amortization of $2,852.


     Liquidity and Capital Resources.

     The company's cash position decreased $301,013 at December 31, 2000 and to $197,856 at June 30, 2001 from a cash balance of $-0- at June 23, 1997. Working capital at December 31, 2000 and June 30, 2001 was positive at $470,929 and $369,772 respectively. The company continued to be funded in part through officer loans aggregating $72,622 for the period from inception, June 23, 1997, to December 31, 2000 and $-0- at June 30, 2000, of which, an officer loan balance of $43,672 was converted to additional paid in capital at June 30, 1999 and the balance of $28,950 was paid off by the company. In addition, the company also sold 1,247,500 shares of common stock for an aggregate of $311,875 and received $105,172 as additional capital contributions from stockholders. As of June 30, 2001, the Company sold an additional 789,890 shares of common stock for an aggregate consideration of $473,715.

     As of December 31, 2000, we expended cash for the development of the business and absorbing cash losses aggregating $97,654 for the year ended December 31, 2000 and $637,457 for the period from inception to December 31, 2000 and issued 752,500 shares of common stock in consideration for non cash expenses of $197,774 for the period from inception, June 23, 1997, to December 31, 2000. In November, 2000, the Company loaned $200,000 to Accu-Search, Inc. as evidenced by a Note Receivable which is due on May 31, 2001 with interest at 12% per annum. Subsequent to the date of the financial statements the due date of the Note Receivable was extended to December 31, 2001.

     As June 30, 2001, we expended cash for the development of the business and absorbing cash loss from operations of $103,157.

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

     This phase of development commenced upon receipt of the minimum proceeds from our initial offering. The completion of this portion of our development was dependent upon the receipt of the maximum proceeds from this offering. While we did not raise the maximum amount, we continue to develop our site and our company. We anticipate that we will have to seek alternative sources of financing. We cannot assure you that we will be able to secure financing from other sources. Unfortunately, the timing of our fund raising to commence our business plan coincided with the onset of a negative economic environment for development stage companies. In light of this economic environment, our management made two decisions. We decided to husband cash while still developing our website in order to maintain our ongoing economic viability. We also decided to actively seek strategic partnerships that will leverage on our business plan and our management. We anticipate the completion of our website development around the second quarter of 2002.

     Neither the purchase/installation of workstations and dedicated T-1 supply lines nor the development of a web enabled platform with highly defined customization has taken place. Hardware requirements require approximately $30,000 of capital expenditures and T-1 supply lines can be leased for approximately $1500-$2000 per month. Thus, completion of workstation/T-1 supply lines portion would require approximately $54,000 and to complete the development of the web-site would require a total of approximately $175,000 during the next twelve (12) months. The next stage of operation/expansion consists of marketing/advertising expenditures. To refine and commence our marketing strategy, we require, among other things:

     o a market study on the largest recruiters of clinical trial participants and their recruitment methods in the hopes of tapping this potential revenue producing source upon the commercialization of our site. We commenced this campaign upon receipt of the minimum proceeds from our initial offering;

     o the execution of a consumer public relations and advertising campaign to raise awareness of the site and subsequently attract visitors to the site. This campaign will include on-line and off-line activities. As a first step, we have retained Rainbow Media to act as our promotional agent. Among their activities will be arranging for media interviews and press coverage, distributing news releases, and any other activity that might raise the profile of our company and our services. We expect to commence this campaign after the completion of our website, which we anticipate occurring no earlier than the second quarter 2002. This will be an ongoing campaign;

     o the execution of a business-to-business public relations and advertising campaign to attract pharmaceutical firms, pharmacy chains, medical device manufacturers, clinical trial companies, biotechnology firms and other health care marketers, as well as their advertising agencies, as advertisers and/or sponsors. We expect to commence this campaign during the fourth quarter of 2001. This will be an ongoing campaign; and

     o the execution of an ongoing effort to build relationships with strategic organizations in the healthcare and information technology sectors. These organizations would include healthcare marketers including pharmaceutical firms, medical service companies --as well as charitable research foundations and publishers, pharmacies, clinical trial organizations, allied health-care groups, and customer media. We commenced this campaign upon receipt of the minimum proceeds. This will be an ongoing campaign.


     We estimate that approximately $175,000 may be needed for this stage of operation/expansion. We anticipate having to seek alternative sources of financing. We cannot assure you that we will be able to secure financing from other sources.

     The next stage of operation/expansion consists of attempts to engage in assembling a high quality management team and strategic alliances with health care professionals and organizations having synergism with our company. The exact details of this stage are difficult to predict and a number of different strategies have evolved in the current dynamic information marketplace. In addition, web site development has increased rapidly and web site capabilities maybe achieved by purchasing future, existing sites rather than developing them internally. Several existing health care web sites have been able to recruit health professionals through the use of stock options and other forms of incentive compensation which require little current, out of pocket expenditure. We are unable to predict whether we can replicate this strategy. Accordingly, we estimate that approximately $175,000 may be needed for this stage of operation/expansion, which commenced upon the receipt of the minimum proceeds of this offering.

     Taken together and using these highest cost estimates, approximately $525,000 of capital expenditures/development costs can be expected in order to effectuate the six step process outlined above. Therefore we anticipate that most of the net proceeds of this offering will be consumed in effectuating this strategy. We will need to seek further financing. We have no present financing commitments and would need to seek further financing and it is not certain that such financing could be obtained, or if obtained, would be available at commercially reasonable rates. We have decided to husband our cash while developing our website and business plan in light of the present economic environment and the troubles experienced by many Internet start-ups.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

     No legal proceedings were brought, are pending or are threatened during the quarter.


Item 2. Changes in Securities

     On May 29, 2001, we amended our certificate of incorpration to increase our authorized common stock from 20,000,000 to 95,000,000 shares.

     Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security-Holders

     None.

Item 5. Other information

     Mr. R. Scott Barter resigned form our board of directors on March 2, 2001. Mr. Douglas Harrison-Mills resigned from our board of directors on July 31, 2000.

Item 6. Exhibits and Reports on Form 8-K

 No 8-K has been filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                             PIPELINE DATA INC.


Date: August 15, 2001
                              By: /s/ Richard Cohen
                                    --------------------
                                  Richard Cohen
                                   President, Treasurer

Date: August 15, 2001


                               By: Jack Rubinstein
                                     ------------------
                                    Jack Rubinstein,
                                    Chairman of the Board and Secretary