Form 10QSB
period 2001-09-30
PIPELINE DATA INC
filed 2001-11-16
CIK 1086533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               PIPELINE DATA INC.
                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
    For the quarter ended September 30, 2001

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

     [X] Yes [ ] No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,386,890 shares of common stock, par value $0.001, as of November 15, 2001.

PIPELINE DATA, INC.
September 30, 2001 QUARTERLY REPORT ON FORM 10-QSB
TABLE OF CONTENTS Page Number

Special Note Regarding Forward Looking Information............................ 1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements...................................................2
Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations................................................. 9
Item 3. Quantitative and Qualitative Disclosures About Market Risk........... 11

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.................................................... 11
Item 2. Changes in Securities and Use of Proceeds............................ 11
Item 3. Defaults Upon Senior Securities...................................... 11
Item 4. Submission of Matters to a Vote of Security Holders...................11
Item 5. Other Information.................................................... 11
Item 6. Exhibits and Reports on Form 8-K..................................... 11

QUARTERLY REPORT ON FORM 10QSB FOR PIPELINE DATA INC.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001 discusses financial projections, information or expectations about the products or markets of our company, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, readers should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I
                              FINANCIAL INFORMATION

        Item 1. Financial Statements

     The condensed financial statements for the nine month periods ended September 30, 2001 included herein have been prepared by Pipeline Data, Inc., (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of September 30, 2001, and the results of operations and cash flows for the nine month periods ended September 30, 2000 and 2001.

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

STATEMENTS

Report of Independent Accountants. . . . . . . . . . . . . . . . . . . . . . .
Balance Sheet as of September 30, 2001 and December 31, 2000. . . . . . .      6
Statement of Operations for the nine months ended
       September 30, 2001 and 2000.........................................    7
Statement of Cash Flows for the nine months ended
       September 30, 2001 and 2000.........................................    8
Statement of Stockholders' Equity for the nine months ended
       September 30, 2001...................................................   9
Notes to Consolidated Financial Statements................................... 10




                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of
  Pipeline Data Inc. (a development stage company)

     I have reviewed the accompanying balance sheet of Pipeline Data Inc. (a development stage company) as of September 30, 2001, and the related statements of operations and of cash flows for the nine month periods ended September 30, 2000 and 2001. These financial statements are the responsibility of the Company's management.

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



Thomas Monahan Certified Public Accountant
Paterson, New Jersey
November 1, 2001


                               PIPELINE DATA, INC.
                          (A development stage company)

                                  BALANCE SHEET

                                               December 31,   September 30,
                                                   2000         2001
                                                              Unaudited
                                               -----------    ---------
                                     Assets
Current assets
  Cash and cash equivalents                       $  301,013   $  160,600
  Note receivable                                    206,000      224,000
                                                     -------      -------
Total current assets                                 507,013      384,600
Property and equipment                                 -0-          -0-
                                                     -------      -------
Total assets                                     $   507,013   $  384,600

                                                     =======      =======

                      Liabilities and Stockholders' Equity
Current liabilities
  Accrued expenses                               $    36,084   $  49,834
                                                      ------      ------
         Total current liabilities                    36,084      49,834

     Stockholders' Equity Preferred stock
authorized 5,000,000 shares, $.001 par
value each.  At December 31, 2000 and
September 30, 2001 there are -0- and -0-shares outstanding respectively.

Common stock authorized 20,000,000 shares,
$.001 par value each. At December 31,
2000 and September 30, 2001 there are
3,116,890 and 3,386,890
shares outstanding, respectively.                     3,117      3,387

Additional paid in capital                         1,105,269  1,172,499
Deficit accumulated during development stage     (   637,457) ( 841,120)
                                                   ---------  ---------
Total stockholders' equity                           470,929    334,766
                                                   ---------  ---------
Total liabilities and stockholders' equity       $   507,013 $  384,600
                                                   =========  =========

                 See accompanying notes to financial statements

                              PIPELINE DATA, INC.
                          (A development stage company)
                             STATEMENT OF OPERATIONS
                                    UNAUDITED


                                For the        For the   For the period
                               nine months   nine months  from inception,
                                  Ended        ended     September 23, 1997,
                             September 30,  September 30, to September 30,
                                 2000           2001           2001
                              ----------- ------------  --------------
Revenue                        $ -0-           $   -0-        $52,500

Cost of goods sold               -0-               -0-           -0-
                               ------            ------        -------
Gross profit                     -0-               -0-         52,500

Operations
General and administrative      57,634          155,786       453,235
Non cash compensation legal
and consulting fee               1,000           67,500       462,500
Depreciation and
 amortization                    -0-               -0-          2,852
                              --------       ---------     ----------
Total expense                   58,634         223,286        918,587
                               ------        ---------     ----------

Income (loss) from
 operations                  (  58,634)       (223,286)      (866,087)

Other income and
 expenses
 Interest income                 2,473          19,623         29,389
  Interest expense              -0-              -0-       (    4,422)
                               ------         --------       ---------

Total other
  Expenses                       2,473          19,623          24,967
                              ------         --------       ---------

Income (loss)              $(  56,161)      $(203,663)      $(841,120)
                              =======         =======        ========
Net income (loss)
 per share - basic            $(0.00)          $(0.06)
                               =====            =====
Number of
 shares outstanding
 - basic                     2,325,000         3,129,390
                             =========         =========

o
                 See accompanying notes to financial statements

                               PIPELINE DATA, INC.
                          (A development stage company)
                             STATEMENT OF OPERATIONS

                      For the three For the three
                       months ended months ended
                      September 30, September 30,
                           2000       2001
                        Unaudited    Unaudited
                      -----------    -----------

Revenue                   $-0-          $-0-

Cost of goods sold         -0-           -0-
                        -------         ------
Gross profit               -0-           -0-
Operations
General and
 Administrative          41,037         41,399

Non cash compensation
 consulting fee           1,000         67,500

Depreciation and
 Amortization             -0-              -0-
                      ---------        -------

Total expense            42,037        108,899
                      ---------         ------
Income (loss) from
 Operations             (42,037)      (108,899)

Other income and expenses
     Interest income                     6,393
     Interest expense     -0-            -0-
                      ----------      --------
Total other expenses      -0-            6,393
                      ----------      --------
Income (loss)          $(42,037)    $(102,506)
                        ========       ======

Net income (loss) per share -
  basic
                       $ (0.00)        $(0.03)
                        =======      =======

Number of shares outstanding -
  basic
                      3,116,890       3,129,390
                      =========       =========
                 See accompanying notes to financial statements

                              PIPELINE DATA, INC.
                          (A development stage company)
                                    UNAUDITED

                               For the        For the   For the period
                               nine months    nine months  from inception,
                                 Ended         ended     September 23, 1997,
                              September 30,  September 30,  to September 30,
                                 2000           2001           2001
                              ----------- ------------  --------------


Cash Flows From
   Operating Activities
   Net income (loss)              $( 58,411) $ (203,663) $ (841,120)
     Add items not affecting cash
     Non cash compensation    -
     consulting  fees paid
  with shares of common stock                   67,500      462,500
     Depreciation                    -0-            -0-       2,852
     Changes in non cash
     Operating accounts
     Accrued interest receivable                (18,000)    (24,000)
     Accrued expenses                 4,500      13,750      49,834
                                  ---------     ---------  ---------
     Total Cash Flows From
      Operations                    (15,601)   (140,413)   (349,934)
Cash Flows From
   Investing Activities
     Note receivable                                       (200,000)
     Purchase of office equipment    -0-           -0-       (2,852)
                                   -------      --------- ---------
     Total Cash Flows From
      Investing Activities           -0-           -0-     (202,852)
Cash Flows From
   Financing Activities

     Sale of common stock          453,000                  598,465
     Capital contribution                                   114,921
                                   -------        -------   -------
    Total Cash Flows From
      Financing Activities         453,000                  713,386

Net increase (decrease) in
   Cash                            437,399     (140,413)    160,600
Cash balance -
 beginning of period               114,868      301,013       -0-
                                 --------      -------     --------
Cash balance - end of period     $ 552,267    $ 160,600    $197,856
                                  =======       =======    ========
Non cash activities
  Interest                          $-0-           $-0-
  Corporate income taxes            $-0-           $-0-


                 See accompanying notes to financial statements

                               PIPELINE DATA, INC.
                          (A development stage company)
                        STATEMENT OF STOCKHOLDERS EQUITY

                                                       Deficit
                                                    accumulated
                        Common  Common   Additional during
  Date                  Stock   Stock    paid in   development
                                         capital        stage      Total
 ----                 --------- -------- ---------- -----------    -----


June 24, 1997                 100   $ 1   $  9,748       -          $ 9,749
                              ===    ===   =======   =======     ==========

Forward split of shares
December 18, 1998      1,000,000 $ 1,000 $    8,749       -          $ 9,749
Cancellation of shares
December 18, 1998      (750,000)   (750)       750
Net (loss)                                             (38,620)     (38,620)
                    -----------   ------ ---------   ---------     --------
December 31, 1997
 restated               250,000     250    $ 9,499  $  (38,620)   $ (28,871)

Shares issued
 for consulting fees    752,500     752    187,373        -         188,125
Net (loss)                                            (236,509)    (236,509)
                   -----------   ------  ---------    -------       -------
December 31, 1998     1,002,500   $1,002 $  196,872   $(275,129)   $ (77,255)

Sale of shares       1,247,500    1,248    310,627                  311,875
Capital contribution                       105,172                  105,172
Cancellation of shares (25,000)     (25)    (6,225)                  (6,250)
Shares issued
for legal fees         100,000     100      24,900                   25,000
Net (loss)                                            (264,674)    (264,674)
                   -----------    ----     -------     -------     --------
December 31, 1999    2,325,000   $2,325 $  631,346   $(539,803)   $  93,868

Shares issued for
 services                2,000        2       998                     1,000
Sale of shares and
 warrants              789,890      790   472,925                   473,715
Net (loss)                                           (  97,654)   (  97,654)
                  -----------    -----   --------     --------     --------
Balances
 December 31,
2000                3,116,890   $3,117 $1,105,269   $ (637,457)  $  470,929

Unaudited
Issuance of shares
Of common stock for
Legal and consulting
Fees                               270     67,230                    67,500
Net loss                                              (203,663)    (203,663)
                  -----------    -----   --------     --------     --------
Balances
September 30, 2001  3,116,890   $3,387 $1,172,499   $ (841,120)  $  334,766

                  ===========   ======  =========      =======      =======


                 See accompanying notes to financial statements

                                     PART I
                              FINANCIAL INFORMATION

        Item 1. Financial Statements

     The condensed financial statements for the nine month periods ended September 30, 2001.

                                     PART I
                              FINANCIAL INFORMATION

        Item 1. Financial Statements

     The condensed financial statements for the nine month periods ended September 30, 2001 included herein have been prepared by Pipeline Data, Inc., (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of September 30, 2001, and the results of operations and cash flows for the nine month periods ended September 30, 2000 and 2001.

     The Company's results of operations during the nine months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year.

     The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal years ended December 31, 2001.




                              PIPELINE DATA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


     NOTE  A--BASIS  OF  PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted principles for interim financial information as set forth in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of Pipeline Data, Inc. (the "Company") for the nine months ended September 30, 2000 and 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

     NOTE B--EARNINGS PER SHARE

     Basic loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. During the nine month periods through September 30, 2001, there were no dilutive securities outstanding


     NOTE C - INCOME TAXES

     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 2000 and September 30, 2001, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward and was fully offset by a valuation allowance.

     At September 30, 2001, the Company has net operating loss carry forwards for income tax purposes of $841,120. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2010.

     The components of the net deferred tax asset as of are as follows:

          Deferred tax asset:
         Net operating loss carry forward                         $  285,980
         Valuation allowance                                      $(285,980)
         Net deferred tax asset                                   $     -0-


     The Company recognized no income tax benefit from the loss generated for the period from the date of inception to September 30, 2001. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.

     NOTE D - COMMITMENTS AND CONTINGENCIES

     a. Lease agreements

     The company occupies office space at the office of the President at 250 East Hartsdale Avenue, Hartsdale, New York, 10530 at a monthly rental of $500.

    b. Officer Compensation

     For the period from inception, June 23, 1997, to September 30, 2001, the company has accrued a minimal compensation of $500 per month as compensation to Mr. Rubinstein as consideration for services while the company is in the development stage of development.

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

     As of December 31, 2000 and September 30, 2001, the company has reserved 785,210 shares of common stock pending the conversion of the warrants into shares of common stock.

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

     NOTE G - ISSUANCE OF SHARES OF COMMON STOCK

     On July 1, 2001, the Company issued an aggregate of 50,000 shares of common stock to Richard Cohen in consideration of consulting services valued $12,500 or $0.25 per share.

     On September 30, 2001, the Company issued an aggregate of 50,000 shares of common stock to Sheila Corvino, Esq. in consideration for legal services valued at an aggregate of $12,500 or $0.25 per share.

     On September 30, 2001, the Company issued an aggregate of 170,000 shares of common as follows: 10,000 shares to Jose Fernandez in consideration for business services and 160,000 shares to Fali Rubenstein in consideration for business services valued at an aggregate of $42,500 or $0.25 per share.


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

     Development stage activities.

     The company has been a development stage enterprise from its inception June 23, 1997 to September 30, 2001. The company is in the process of developing a web site on the World Wide Web for the purpose of selling health care products and sharing its expertise by doing consulting.

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

     Results of Operations for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

     For the nine months ended September 30, 2001, the company generated net revenues of $-0- as compared to $-0- for the nine months ended September 30, 2000 representing an decrease of $-0-. The company's cost of goods sold for the nine months ended September 30, 2001 was $-0- as compared to $-0- for the nine months ended September 30, 2000. The company's gross profit on sales was approximately $-0- for the nine months ended September 30, 2001 as compared to $-0- for the nine months ended September 30, 2001. The decrease in gross profit is the result of the Company concentrating its efforts on corporate development, research, website design and strategic alliances for merchandise and computer programming talent to complete the Company's website and marketing goals.

     The company's general and administrative costs aggregated approximately $155,786 for the nine months ended September 30, 2001 as compared to $57,634 for the nine months ended September 30, 2000 representing an increase of $98,152. An analysis of expenses for the nine months ended September 30, 2001 includes spending for accounting fees of $19,000; consulting fees of $52,500; legal expense of $60,291; accrued rent of $4,500; accrued salaries of $6,750; and office expenses of $12,745.

     Results of Operations for the period from inception (June 23, 1997) to September 30, 2001.

     For the period from the company's inception, June 23, 1997, through September 30, 2001, a period of approximately 51 months, the company generated net sales of $52,500 (an average of $1,029 per month). The company's cost of goods sold on sales was approximately $-0- for the period from the company's inception June 23, 1997, through September 30, 2001. The gross profit from sales for this 51 month period is $52,500. Management believes the gross profit of an average of approximately $1,029 per month for the period from inception, June 23, 1997, through September 30, 2001, will improve and stabilize once the company's web site facilities become realized at the completion of the public offering and its marketing plans become fully implemented.

     The company's general and administrative costs aggregated approximately $918,587 for the period from inception, June 23, 1997, through September 30, 2001. Of these initial startup costs, approximately $45,250 is attributed to wages, telephone of $16,270, professional fees of $198,669, rent of $31,125, and office and computer expenses of $96,388, $462,500 in consulting expenses paid with shares of common stock and $29,250 in officer compensation and depreciation and amortization of $2,852.


Liquidity and Capital Resources.

     The company's cash position decreased $301,013 at December 31, 2000 and to $160,600 at September 30, 2001 from a cash balance of $-0- at June 23, 1997. Working capital at December 31, 2000 and September 30, 2001 was positive at $470,929 and $334,766 respectively. The company continued to be funded in part through officer loans aggregating $72,622 for the period from inception, June 23, 1997, to December 31, 2000 and $-0- at September 30, 2000, of which, an officer loan balance of $43,672 was converted to additional paid in capital at September 30, 1999 and the balance of $28,950 was paid off by the company. In addition, the company also sold 1,247,500 shares of common stock for an aggregate of $311,875 and received $105,172 as additional capital contributions from stockholders. As of December 31, 2000, the Company sold an additional 789,890 shares of common stock for an aggregate consideration of $473,715.

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

      As September 30, 2001, we expended cash for the development of the business and absorbing cash loss from operations of $140,544.

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

                             PIPELINE DATA INC.

Date: November 15, 2001


                               By: Jack Rubinstein
                                     ------------------
                                    Jack Rubinstein,
                                    Chairman of the Board,
                                    Secretary and
                                    Treasurer