Form 10KSB
period 2001-12-31
PIPELINE DATA INC
filed 2002-04-15
CIK 1086533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           Registration No. 333-79831

                               PIPELINE DATA INC.
                                   Form 10-KSB

           X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF    1934
             For the fiscal year ended December 31, 2001

          _ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES  EXCHANGE ACT    OF 1934

For the transition period from ---------------- to -------------------

                Delaware                         13-3953764
              ------------                    ----------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year. -0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 15, 2002, there were 3,386,890 shares of the registrant's common stock, par value $0.001 issued and outstanding. As of April 5, 2002, the market value of securities held by non-affiliates is $1,299,599 based on the average of the high and low bid prices as reported by Yahoo.com. for the 60 day period ending April 5, 2002. These calculations do not reflect the SecurePay transaction. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions. (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,386,890 shares of common stock, par value $0.001, as of March 15, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). Post-effective Amendment No. 2 to our registration statement as filed on September 20, 2001.

Transitional Small Business Disclosure Format (Check one): Yes _ ; No X

                                TABLE OF CONTENTS

Item Number and Caption

PART I

ITEM 1. Business............................................................. 2

ITEM 2. Properties........................................................... 6

ITEM 3. Legal Proceedings.................................................... 6

ITEM 4. Submission of Matters to a Vote of Security Holders..... ............ 6

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters............. 6

ITEM 6. Management's Discussion and Analysis of Financial Condition and
       Results of Operations................................................. 8

ITEM 7. Financial Statements................................................ 11

ITEM 8. Changes in and Disagreements with Accountants on
       Accounting and Financial Matters..................................... 11

PART III

ITEM 9. Directors and Executive Officers.................................... 12

ITEM 10. Executive Compensation............................................. 12

ITEM 11. Security Ownership of Certain Beneficial Owners
        and Management...................................................... 15

ITEM 12. Certain Relationships and Related Transactions..................... 15

ITEM 13. Exhibits and Reports on Form 8-K................................... 16

               ANNUAL REPORT ON FORM 10KSB FOR PIPELINE DATA INC.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Annual Report on Form 10-KSB for the year ended December 31, 2001 discusses financial projections, information or expectations about the products or markets of our company, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Annual Report, in "Management's Discussion and Analysis". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report. When considering such forward-looking statements, readers should keep in mind the risks referenced above and the other cautionary statements in this Annual Report.

                                     PART I

Item 1. Business.

a.   Business Development.

We are a Delaware, development stage, corporation that was incorporated in June 1997. We launched the initial beta-version of our website at
http:/www.healthpipeline.com in August 1999. This beta version contains the initial collection of an on-line library of current healthcare, pharmaceutical and biotechnology information. Our beta site has limited functionality. We plan to continue the development of our company through various phases.

To complete the development of our web-site, we require:

     o    a  web-enabled   platform  by  which  we  can  implement  an  Internet
          application that will be scalable (capable of growing to support additional users) enough to handle hundreds or thousands of users, yet flexible enough to meet continually changing business requirements and

     o highly defined customization enabling a subscriber to specify his/her fields of interest within the entire spectrum of data.

We engaged Rainbow Media in 1999 to act as our promotional agent. Rainbow Media commenced a market study upon retention. We asked them to update this study in 2000. Rainbow Media reported consolidations and weakness in the Medical Internet sector. They presented a negative view of the potential for success in this market. However, they reported that the provisions of data to the public vis-a-vis the Internet has good business potential.

On November 1, 2000, we loaned $200,000 to Accu-Search Inc., a New Jersey corporation. In consideration of the issuance of the loan, Accu-Search, Inc. granted us a perpetual, non-transferable and non-sublicensable royalty free license to utilize an automated software process which will enable us to improve the functionality of our website. Specifically, we anticipate that we will be able to employ the licensed software process in the internal workings of our website to enable us to receive documents in any readable form from our contributors and convert them into an Adobe readable format. The loan was evidenced by Accu-Search, Inc.'s promissory note that accrues interest at the rate of 12% annually. The principal amount of the promissory note together with accrued interest was due and payable on December 31, 2001.

On March 14, 2002, Accu-Search renegotiated their note with us. As of December 31, 2002, the balance of principal and interest due aggregated $230,000. We agreed to settle this balance due as follows. We shall convert the $228,000 into preferred stock of Accu-Search. They will also pay an upfront payment of $4,000 in cash. In addition, Accu-Search pay our company 3% interest quarterly equally $6,840, per quarter and will provide Pipeline Data two years web access to Accu-Search's on-line data and map system. Final contracts are being finalized and it is expected that this transaction should be signed and monies delivered on or about April 30th.

Our relationship with Accu-Search and our report from Rainbow Media helped result in our concentrating more on the data-base delivery aspect of our business. A consequence of this was commencement of negotiations to aquire National Pre-Planning, Inc. While a letter of intent was signed on October 31, 2001, no deal was ever consummated.

On March 8th, 2002, Jack Rubinstein, our chairman of the board, lent our company $100,000 for working capital purposes. The promissory note evidencing this transaction has a term of one year and bears simple interest at the rate of 8%. The principal and interest of the note is convertible into common stock of Pipeline at the then current market price of $0.35 per share. In consideration for the loan, Mr. Rubinstein received warrants to purchase 100,000 shares of our common stock for the current market price of $0.35 per share.

Effective March 19, 2002, we acquired SecurePay, Inc., an integrated provider of transaction processing services, gateway services, related software application products and value added services to wireless and Internet merchants. SecurePay supplies transaction processing support for all major credit and charge cards, including Visa, MasterCard, American Express, Discover, Diners Club, and JCB. The company also offers access to check verification services. SecurePay provides merchants with a broad range of transaction processing services, including transaction authorization, data transmission and billing dispute resolution. The company is an industry leader in the development of software applications that can be delivered through its proprietary host network. SecurePay utilizes multiple channels to market its products and services. The company holds various strategic alliances with PDA device manufacturers and software developers, as well as with industry leaders in Internet banking and processing.

As a result of this transaction, SecurePay becomes our wholly owned subsidiary. The acquisition of SecurePay was accomplished by a stock for stock exchange in which we acquired all of the issued and outstanding common stock of SecurePay in exchange for the issuance of seven million six hundred thousand (7,600,000) newly issued shares of our common stock. The former shareholders of SecurePay have certain earn-in capabilities based upon revenue milestones achieved within a specified period of time. Seven million six hundred thousand (7,600,000) shares of our common stock are being held in escrow. If and when SecurePay's gross revenue run rate reaches $100,000 per month as determined by our most recent Form 10Q or Form 10K, then we shall issue an additional 3,800,000 shares of our common stock to former shareholders of SecurePay. If and when SecurePay's gross revenue run rate reaches $200,000 per month as determined by the most recent Form 10Q or Form 10K then we shall issue an additional 3,800,000 of our shares of common stock to former SecurePay shareholders. The deadline for meeting these revenue targets terminates on March 31, 2005.

While no assurance can be given, we believe that with this acquisition, we will have the revenues, infrastructure, and personnel necessary to rapidly expand our services. With the acquisition of SecurePay, Mr. Rubinstein will remain as our chairman of the board. MacAllister Smith will join our board of Pipeline and will become our president and chief executive officer. Mr. Smith has held ownership positions in two transaction processing companies that have successfully merged with public companies, Pinnacle Financial Technologies, Access Services, Inc. Previously, he was regional vice president for NOVA Information Systems, Inc. (NYSE: NIS). Mr. Anthony Reynolds will become our chief technology officer. Ms. Maureen Bell will become the chief operating officer of SecurePay. Ms. Bell has many years of management experience in the credit card processing industry on both the acquiring and issuing sides with such major card processing companies as TSYS, Inc. and Lynk Systems, Inc.

Our principal offices are located at 250 East Hartsdale Avenue, Suite 21, Hartsdale NY 10530. Our telephone number is 914-725-7028. Our website is located at http://www.healthpipeline.com. The offices of our subsidiary, SecurePay, are located at 1599 Washington Street, Braintree, MA at 8 Dartmouth Street,
Humarock, MA. at 8 Dartmouth Street, Humarock, MA. The operations center for SecurePay is located at 13339 North Central Expressway Suite 100, Dallas, Texas. SecurePay's main office telephone number is (800)932-5708. Its website is located at http://www.securepay.com.

b.   Business of Issuer.

1.   Principal products or services and their markets;

Pipeline Data
-------------

While Pipeline Data intends to become an on-line direct marketing agent and referral site, the market study updated for us by Rainbow Media in 2000 reported consolidations and weakness in the Medical Internet sector. They presented a negative view of the potential for success in this market. However, they reported that the provisions of data to the public vis-a-vis the Internet has good business potential. We will continue to execute our business plan to be a pipeline of data to the public. We believe that our acquisition of SecurePay as our wholly owned subsidiary transitions our business plan from solely that of an information outsource service provider in the healthcare industry to an information and money transactions platform for government and merchant Internet users.

Our Subsidiary SecurePay
------------------------

Our subsidiary, SecurePay Corporation, is an integrated provider of transaction processing services, gateway services, related software application products and value added services primarily to small-to-medium sized merchants operating either in the physical "brick and mortar" world, mobile merchant (wireless) or the virtual world of the Internet. SecurePay developed and began marketing technologies and services that provide secure, convenient means of making and accepting payments over the Internet, wireless devices and Web (TCP/IP) connected PC and cash registers. SecurePay provides transaction processing support for all major credit and charge cards, including Visa, MasterCard, American Express, Discover, Diner's Club and JCB, and also provides access to debit card processing and check verification services. It provides merchants with a broad range of transaction processing services, including authorizing card transactions at the point-of-sale, capturing and transmitting transaction data, effecting the settlement of payments and assisting merchants in resolving billing disputes with their customers. In addition, SecurePay has developed several value-added software applications that can be delivered to its customers and updated via its proprietary host network (the "SecurePay Host"). The capabilities of the SecurePay Host result in rapid response time and its substantial bandwidth facilitates the delivery of sophisticated value added services. SecurePay's ability to effectively employ technology, together with the capabilities of the SecurePay Host, enable it to respond quickly and effectively to the changing and diverse needs of its merchant customers.

Merchant Services Provided By SecurePay
---------------------------------------

Authorization Services

SecurePay provides electronic transaction authorization services for all major credit and charge cards originating from wireless devices and the Internet. Authorization generally involves approving a cardholder's purchase at the point-of-sale after verifying that the card is not lost or stolen and that the purchase amount is within the cardholder's credit or account limit. The electronic authorization process for a credit card transaction begins when the merchant "swipes" the card through its POS terminal or via the Internet and enters the dollar amount of the purchase. After capturing the data, the POS terminal transmits the authorization request via the SecurePay Host to the Company's switching center, where the data is routed to the appropriate credit card association for authorization. The transaction is approved or declined by the credit card association, and the response is transmitted back to SecurePay's switching center, where it is routed to the appropriate merchant.

Data Capture and Reporting Services

At the time of authorization, data relating to the transaction, such as the purchase price and card number, is stored by the SecurePay Host. This maximizes accurate transaction reconciliation with each merchant and protects against potential loss of data. The file is maintained by SecurePay in its database to allow it to run its proprietary fraud detection software program against each of the day's transactions processed via the SecurePay Host and to provide customized reporting applications. This information also allows SecurePay to provide merchants with information services such as specialized management reports, accounting export files and to assist in its other customer service operations. Merchants can access this archived information through the SecurePay Host which allows the merchant direct access to its database through a PC or wireless device.


Software Application Products And Value-Added Services

In addition to card transaction processing, SecurePay offers related software application products and value-added services to its merchant customers. These products and services are designed to run on Internet connected Windows-based PCs and wireless devices. Offering a broad range of products and services historically unavailable to small-to-medium sized merchants is an integral part of SecurePay's strategy of focusing on these merchants and differentiating itself among the banks and ISO's serving this market segment. Management believes that the quality and reliability of its products and services enhance SecurePay's ability to attract and retain merchant customers.

SecurePay currently offers a variety of products and services, each with a differing application, including the following:
----------------------------------------------

Virtual Terminal

SecurePay's virtual terminal is the core SecurePay Host product which allows payment processing via any Internet connected device. Its virtual terminal is the only virtual terminal that allows a card reader attached to a PC to read the entire magnetic stripe across the Internet, thereby qualifying a merchant for the lowest possible fees for card acceptance. The virtual terminal can process sales, voids, forces and returns. The address verification system (AVS) confirms shipping and cardholder address information to protect merchants from fraud. It will process recurring transactions and allows access to the entire suite of reporting functions. All transactions are encrypted using industry standard SSL.

Shopping Cart Technology

The shopping cart (Easy Shop) is one of the most powerful, yet user-friendly carts on the market that is fully integrated to a proprietary gateway. The shopping cart gives merchants an easy way to create either a "Buy Now" button on their Web site or a simple HTML link to the Easy Shop cart. It can be used with any Web site. Core features include sales tax and shipping cost calculations, real-time card processing, automatic customer configuration and e-mail order notification, advance cart support for product size and color selections, unlimited number of products supported, product import and export to accounting applications, support of downloadable items (soft goods) such as documents, program images and audio files, promotion of items and coupons, and allowance of order viewing summaries by date or order detail via quick link technologies.

Gateway

SecurePay's gateway solutions allow VAR's and programmers access to the card authorization systems by integrating their product to SecurePay for card processing. The company supports five different program interfaces, allowing flexibility to programmers who wish to create their own custom applications.
SecurePay's largest competitor, Verisign, by contrast, only supports one interface.

Palm VII PDA Devices

SecurePay has developed a proprietary payment application utilizing Palm OS and Windows CE to allow the acceptance of card payment over a wireless Internet connected PDA device. In addition to the many third-party applications available, the SecurePDA applications provide functionality and value added features that previously were the domain of only the largest companies. The SecurePDA application features include: store and forward, signature capture, error correction, full reporting and customizable data fields and a price point less than any other wireless device on the market. The company has further enhanced the Palm VII by adding Global Positioning System (GPS) technologies to allow location information to be relayed through the SecurePay Host to dispatch offices. SecurePay currently is under contract to deploy five-hundred GPS enabled payment devices to a large independent cab company where the product is being beta tested for national distribution. The wireless solution enables it to process transactions utilizing airwaves, as opposed to traditional phone lines, for wireless transaction authorization and processing. Wireless enabled transaction authorization and processing in environments where traditional phone lines are unavailable, inconvenient and/or prohibitively expensive, affords merchants increased flexibility, mobility and security in processing card transactions. Further, wireless technology allows merchants that have relied on paper-based processing, where the ability to check if a card is stolen or credit limits exceeded is generally unavailable or inconvenient, to convert to electronic processing. In so doing, such merchants can also avoid the higher rates imposed by both Visa and MasterCard for paper-based transactions or key entered transactions.

Cellular Digit Packet Data

The use of Cellular Digit Packet Data (CDPD) and WAP servers allows SecurePay to process transactions utilizing cellular airwaves and cell phones, as opposed to traditional phone lines, enabling wireless transaction authorization and processing. CDPD enables transaction authorization and processing in environments where traditional phone lines are unavailable, inconvenient and/or prohibitively expensive, affording merchants increased flexibility, mobility and security in processing card transactions. Further, CDPD will allow merchants that have relied on paper-based processing, where the ability to check if a card is stolen or credit limits exceeded is generally unavailable or inconvenient, to convert to electronic processing. In so doing, such merchants can also avoid the higher rates imposed by both Visa and MasterCard for paper-based transactions.

Procurement and Purchasing Cards

Corporate procurement and purchasing cards are growing in popularity and flexibility of use, and SecurePay is exploring opportunities intended to take advantage of this emergence. Procurement and purchasing cards, although very similar in most respects to bank and charge cards, are tailored to a specific business and functionality. Purchasing cards may be used, for example, to replace the traditional use of paper-based purchase orders, confirmations and invoices with electronically authorized, processed and recorded transactions. Another illustrative use of a purchasing card is an insurance company that issues purchasing cards to its policy- holders for the purchase by such policyholders of medical supplies, prescriptions and services from certain health care providers, all of whom have agreed, in advance, to accept the insurance company's purchasing cards. Purchasing cards can be used effectively in these and other capacities to reduce the costs, human error and security issues associated with paper-based transactions, while concurrently offering the benefits of increased flexibility and functionality, including specialized review, reporting and accounting functions.

2.   Distribution methods of the products or services;

Our data base Website:
----------------------

We intend for our method of distribution to be the Internet.

Our subsidiary:
--------------

Marketing

To reach its target market segment in a cost-effective manner and to further its market penetration, SecurePay markets its services through three principal channels: (i) bank alliances through which it offers its services to merchants in cooperation with community and regional banks, allowing SecurePay to capitalize on the presence of those banks in particular geographic markets; (ii) partnering with ISO's that market and sell SecurePay's services to merchants and
(iii) direct sales, to allow cost-effective access to small-to-medium sized merchants dispersed throughout the United States and otherwise to supplement the bank alliance and ISO partnering channels. In addition, SecurePay engages in marketing efforts that include marketing agreements with various trade and other associations and marketing through VAR's that integrate its transaction processing services with specialized business management software. While no assurances can be given, SecurePay's ability to market its services through ISO's and to increase its ISO partnering presence will be expanded greatly as a result of pending Concord EFS (NASDAQ:CEFT) marketing agreements which we believe will add over one-thousand sales agents representing SecurePay wireless devices.

Bank Alliances

SecurePay's marketing efforts are directed at forming bank alliances. Through these relationships, it offers its services to merchants in cooperation with community and regional banks, allowing SecurePay to capitalize on the presence of those banks in particular geographic markets. SecurePay's bank alliances consist of three types of relationships: (i) relationships created as a result of SecurePay's acquisition of a bank's merchant portfolio, pursuant to which it provides transaction processing services on a co-branded basis with such bank ("Acquisition Alliances"); (ii) agent bank relationships where the bank purchases its services and markets and resells those services directly to merchants ("Agent Bank Alliances"); and (iii) bank referral relationships where the bank refers to SecurePay merchants who desire or otherwise inquire about transaction processing services ("Bank Referral Alliances"). These include for example, the Bridgeview Bank and Trust agreement, with its one-hundred active outside sales agents, as well as multiple branch offices that offer SecurePay products.

Acquisition Alliances

An integral part of SecurePay's overall strategy is to offers banks the opportunity to transfer management and operational responsibility for their merchant gateway portfolios to the it, while continuing to offer transaction processing services on a co-branded basis in cooperation with SecurePayt. SecurePay can often effect an invisible transition of services from the merchants' perspective. To further ease the transition process and to assist its Acquisition Alliance partners, SecurePay has created an intensive training program whereby its personnel train and educate its Acquisition Alliance partners in all aspects of SecurePay's transaction processing services, software application products and value-added services.

SecurePay compensates its Bank Alliance Partners through varying means. Acquisition alliance partners typically are compensated by remitting to them a residual for each transaction processed by SecurePay for merchants attributable to the alliance. SecurePay compensates its Bank Referral Alliance partners typically by paying them a one-time referral fee. Agent Bank Alliance partners are not directly compensated by it, rather, they derive revenue by reselling SecurePay's services to merchants at a price determined by the Agent Bank.

ISO Partnering

Generally, ISO partnering involves engaging an ISO to market and sell SecurePay's products and services on a non-exclusive basis. An ISO that desires to refer a merchant customer to SecurePay will procure the merchant and submit it to SecurePay on the merchant's behalf. Thereafter, the ISO will sell or lease hardware and software to the merchant. SecurePay compensates ISO's by paying them a residual for each transaction processed by it for merchants referred to SecurePay by them, or they derive revenue by reselling its services to merchants at a price determined by the ISO. The ISO's determination of whether to refer a particular merchant to SecurePay depends on a variety of factors, including the terms of the residual offered by SecurePay and the industry in which the merchant conducts its business. SecurePay currently has fifteen ISO reseller agreements in place.

Direct Sales

SecurePay continues to expand its direct sales activities. SecurePay intends to deploy a telemarketing sales force to generate further internal growth from existing relationships with regional and community banks, ISO's and merchant trade and other associations. Management believes that its direct sales and telemarketing efforts constitute a significant opportunity to augment its bank alliance and ISO partnering efforts.


Other Marketing Efforts

In  addition  to  bank   alliances,   ISO   partnering   and  direct  sales  and
telemarketing, SecurePay engages in other marketing efforts that management believes complement and diversify further its overall marketing strategy:

Association Marketing

Through its association marketing program, SecurePay negotiates and enters into marketing agreements with various trade and other associations. Pursuant to these relationships, associations endorse and promote to their membership the transaction processing services provided by SecurePay, creating additional opportunities for SecurePay to reach small-to-medium sized merchants.

Marketing Through VAR's and Strategic Partners

SecurePay's marketing efforts are diversified further through the integration of its transaction processing services with the specialized business management software of a growing number of VAR's. VAR's perform a marketing function for SecurePay since their software often is offered on a fully-integrated basis with SecurePay's transaction processing services, creating additional opportunities for the Company to reach small-to-medium sized merchants. SecurePay has fifteen shopping cart VAR's, and numerous ISP's (Internet Service Providers). SecurePay is a Strategic Partner of Palm, Inc. providing it with highly specialized integrated payment solutions.

SecurePay periodically reviews its marketing efforts and distribution channels to minimize channel conflict. Although channel conflict among bank alliances, ISO partnering and direct sales marketing may occur, to date SecurePay has not experienced any significant conflict while pursuing its overall sales strategy.

Customer Service And Support

SecurePay is dedicated to providing reliable and effective customer service and support to its merchant customers. The information access and retrieval capabilities of networked systems, where real-time information is available to any of its customer service representatives, allow it to provide a high level of customer service, reporting and support to small-to-medium sized merchants historically available only to much larger merchants.

SecurePay plans to maintain a 24-hour-a-day, seven-day-a-week help line at its operations center in Dallas, Texas. SecurePay will measures the efficiency of its customer service through certain quantitative data such as the number of rings prior to operator pick-up, the number of abandoned calls, the number of calls per day and the number of calls per customer service representative. SecurePay will develop comprehensive programs and procedures for training its customer service representatives to assist SecurePay's merchant clients in a timely and efficient manner with any problems, issues or concerns they may have. Management is dedicated to providing outstanding customer service and support and continually reviews its policies and procedures in an effort to improve these services.

3.   Status of any publicly announced new product or service.

On October 31, 2001, we announced a letter of intent between our company and National Preplanning, Inc. These negotiations led to no joint venture or acquisition, although we hope to work with National Preplanning in the future. Effective on March 19, 2002, we announced the acquisition of SecurePay Corporation, which we discuss throughout this report.

4. Competitive business conditions and the small business issuer's competitive position in the industry and methods of competition;

Our Pipeline Data Base Web-site:
-------------------------------

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

o    large  information  technology  consulting  service  providers,   including
     Andersen Consulting, International Business Machines Corporation.

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

Our Subsidiary SecurePay:
-------------------------

The market for providing gateway, credit, charge and debit card transaction services to the small-to-medium sized merchant segment served by SecurePay is highly competitive. SecurePay competes in this market segment on the basis of price, the availability of related products and services, the quality of customer service and support, and transaction processing speed, quality and reliability. SecurePay's principal competitors in this market segment include other smaller vertically integrated processors or gateway company ISO's such as Authorized Net and Cybercash.

As a result of its experience in payment processing, SecurePay has been able to develop operating efficiencies which SecurePay believes allow it to competitively bid for new business. In addition, SecurePay has continually made technological improvements and is thus able to respond to the unique needs of merchants in various industries. Management believes that the quality, speed and reliability of the SecurePay Host and the breadth, flexibility and user-friendliness of its software application products and services constitute a competitive advantage.


5.   Sources  and  Availability  of Raw  Materials  and the  Names of  Principal
     Suppliers.

Our company does not utilize raw materials in our business.

6.   Dependence on one or a few major customers.

Neither our company we nor our our subsidiary, depend on one or a few major customers. We will try hard to raise awareness of our site and attract visitors to the site. We will also intend to build relationships with strategic organizations in the information technology sectors.

7. Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration;

Pipeline:
--------

We have no patents, trademarks, franchises, concessions, royalty agreements or labor contracts. In November, 2000, we loaned $200,000 to Accu-Search, Inc. as evidenced by a Note Receivable which is due on May 31, 2001 with interest at 12% per annum. In consideration for the Note, Accu-Search, Inc. granted our company a perpetual license in an automated software process to convert multiple inputted documents into transmittable Adobe PDA formats. On March 14, 2002, Accu-Search renegotiated their note with us. As of December 31, 2002, the balance of principal and interest due aggregated $230,000. We agreed to settle this balance due as follows. We shall convert the $228,000 into preferred stock of Accu-Search. They will also pay an upfront payment of $4,000 in cash. In addition, Accu-Search pay our company 3% interest quarterly equally $6,840, per quarter and will provide Pipeline Data two years web access to Accu-Search's on-line data and map system. Final contracts are being finalized and it is expected that this transaction should be signed and monies delivered on or about April 30th. We believe this access could prove helpful to the business of our subsidiary, SecurePay.

Our Subsidiary SecurePay:
------------------------

SecurePay is continuously  developing  software for use in four principal areas:
(i) applications for Internet based and wireless transactions; (ii) transaction switching;(iii) the SecurePay Host; and (iv) customer service and fraud. SecurePay regards its proprietary software as protected by trade secret and copyright laws of general applicability. SecurePay attempts to safeguard its software through the protection afforded by the above-referenced laws, employee and third-party non-disclosure agreements, licensing agreements and other methods of protection. Despite these precautions, it may be possible for unauthorized third- parties to copy, obtain or reverse engineer certain portions of SecurePay's software or to otherwise obtain or use other information SecurePay regards as proprietary. While SecurePay's competitive position may be affected by its ability to protect its software and other proprietary information, management believes that the protection afforded by trade secret and copyright laws is less significant to SecurePay's success than other factors such as the knowledge, ability and experience of SecurePay's personnel and the continued pursuit and implementation of its operating strategies.

SecurePay currently licenses certain software from third-parties to supplement its internal software and technology development and to shorten time-to-market software application product deliveries.

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

The company's general and administrative costs aggregated approximately $400,421 for the year ended December 31, 2001 as compared to $107,420 for the year ended December 31, 2000, representing an increase of $293,001. An analysis of expenses for the year ended December 31, 2001 is as follows: salaries of $47,375, legal $135,166, consulting fees of $170,675, rent of $6,000, accounting fees of $21,795; and office expenses of $19,410.

11. Costs and effects of compliance with environmental laws (federal, state and local).

Our company is not impacted directly by the costs and effects of compliance with environmental laws.

12.  Number of total employees and number of full time employees.

Pipeline:
--------

As of the date of this filing, we had one full-time employee and three part-time employees. Our employees are not represented by any labor union, and we consider our relationship with them to be good. (c) Reports to security holders.

Our Subsidiary SecurePay:
------------------------

SecurePay has 12 employees.

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

The offices of our subsidiary, SecurePay, are located at 1599 Washington Street, Braintree, MA and at 8 Dartmouth Street, Humarock, MA. The operations center for SecurePay is located at 13339 North Central Expressway Suite 100, Dallas, Texas. SecurePay's main office telephone number is (800)932-5708. Its website is located at http://www.securepay.com.

Item 3. Legal Proceedings.

Pipeline:
--------

The are no material legal proceedings pending or, to our knowledge, threatened against us.

Our Subsidiary SecurePay:
------------------------

Except for that certain suit in the United States District Court of Arizona by Net MoneyIN, Inc. (plaintiff) vs. Mellon Financial Corp., et al (defendants) (Cause No. CV-01-441-TUC-RCC), there are no material legal proceedings pending or, to our knowledge, threatened against Securepay. The outstanding lawsuit is an industry wide suit against numerous defendants based on intellectual property infringement. Securepay views this suit to be without merit.

Item 4. Submission of Matters to a Vote of Security Holders.

In accordance with Delaware law, the acquisition of SecurePay was approved by majority written consent of our shareholders on March 15, 2002. As a company that reports under Section 15(d) of the Securities Exchange Act, we are not subject to the proxy rules of Section 14 and did not seek approval of this transaction through the solicitation of proxies.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a)  Market information.

Our common stock and class A redeemable warrants commenced trading on the OTC Bulletin Board on October 19, 2000 under the trading symbol "PPDA" and "PPDAW," respectively. The following table sets forth the highest and lowest prices quoted for our common stock as reported by Yahoo.com, Inc. during the four quarters ended December 31, 2001 and the closing quote for those securities on April 5, 2002. The quotations reflect inter-dealer prices, with no retail mark-up, mark-down or commissions, and may not represent actual transactions.

Quarter ended 12/31/01

        Security                     High                      Low
        --------                     ----                      ---
        common stock                $1.25                    $0.45


Quarter ended 9/30/01

        Security                     High                      Low
        --------                     ----                      ---
        common stock                 $1.25                   $0.64

Quarter ended 6/30/01

        Security                      High                     Low
        --------                      ----                     ---
        common stock                 $2.25                   $1.02

Quarter ended 3/31/01

        Security                       High                     Low
        --------                       ----                     ---
        common stock                  $2.88                   $0.75


As of April 5, 2002, our stock our stock closed at $0.55.

(b)  Holders.

As of December 31, 2001 there were 27 shareholders of record of our common stock. This number does not include shares held in street name.

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

(d)  Recent sales of securities.

On March 19, 2002, we issued 7,600,000 shares of our common stock to the former shareholders of SecurePay pursuant to our acquisition of SecurePay. On March 19, 2002, 7,600,000 shares of our common stock were issued into attorney escrow pending the satisfaction of milestones by Accu-Search.

Item 6. Management's Discussion and Analysis or Plan of Operation.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS FOR THE YEAR ENDING
                           DECEMBER 31, 2000 AND 2001

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

Development stage activities.
----------------------------

The company has been a development stage enterprise from its inception June 23, 1997 through December 31, 2001. The company is in the process of developing a web site on the World Wide Web for the purpose of selling health care products and sharing its expertise by doing consulting.

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

During this developmental period, the company has been financed through officer's loans with a balance of $43,672 from Jack Rubinstein, which were converted to additional paid in capital as of June 30, 1999. We also financed our activities through the sale of an aggregate of 1,247,500 shares of our common stock for $311,875 in 1999 and an initial public offering of our common stock and common stock purchase warrants and sold 789,890 shares of common stock and 785,210 class A redeemable warrants for aggregate proceeds for $473,715 and received an additional capital contribution of $105,172. We also have an additional 785,210 class A redeemable warrants, which are exercisable at $1.50 each, that could potentially raise an additional $1,177,815, if all are exercised. Further, we have 1,000,000 class B redeemable warrants, which are exercisable at $2.50 each, that could potentially raise an additional $2,500,000, if all are exercised.

Results of Operations for the year ended December 31, 2000 as compared to the year ended December 31, 1999.
-----------------------------

For the year ended December 31, 1999, the company generated net revenues of $-0-as compared to $30,000 for the year ended December 31, 1999 representing an decrease of $30,000. The company's cost of goods sold for the year ended December 31, 2000 was $-0- as compared to $-0- for the year ended December 31, 1999. The company's gross profit on sales was approximately $-0- for the year ended December 31, 2000 as compared to $30,000 for the year ended December 31, 1999. The decrease in gross profit is the result of the Company concentrating its efforts on corporate development, research, website design and strategic alliances for merchandise and computer programming talent to complete the Company's website and marketing goals.

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

Results of Operations for the year ended December 31, 2001 as compared to the year ended December 31, 2000.
-----------------------------

For the years ended December 31, 2000 and 2001, net revenues and cost of goods sold were $-0-. As of December 31, 2001, our company was concentrating our efforts on corporate development, research, data base development and strategic alliances to complete our company's marketing goals.

The company's general and administrative costs aggregated approximately $400,421 for the year ended December 31, 2001 as compared to $107,420 for the year ended December 31, 2000, representing an increase of $293,001. An analysis of expenses for the year ended December 31, 2001 is as follows: salaries of $47,375, legal $135,166, consulting fees of $170,675, rent of $6,000, accounting fees of $21,795; and office expenses of $19,410.

Results of Operations for the period from inception
(June 23, 1997) to December 31, 2001.
-------------------------------------


For the period from the company's inception, June 23, 1997, through December 31, 2001, a period of approximately 54 months, the company generated net sales of $52,500 (an average of $972 per month). The company's cost of goods sold on sales was approximately $-0- for the period from the company's inception June 23, 1997, through December 31, 2000. The gross profit from sales for this 54 month period is $52,500. Management believes the gross profit of an average of approximately $972 per month for the period from inception, June 23, 1997, through December 31, 2001, will improve and stabilize once the company's web site facilities become realized at the completion of the public offering and its marketing plans become fully implemented.

The company's general and administrative costs aggregated approximately $1,095,640 for the period from inception, June 23, 1997, through December 31, 2001. Of these initial startup costs, approximately $114,375 is attributed to wages, legal and professional fees of $282,659, rent of $32,625, and office and computer expenses of $100,406 and $565,575 in consulting expenses.

Results of Operations for the three months ended December 31, 2000 as compared to the three months ended December 31, 2001.
--------------------------------------------

For the three months ended December 31, 2001, the company generated net sales of $-0- as compared to $-0- for the three months ended December 31, 2000. The company's cost of goods sold on sales for the three months ended December 31, 2001, was approximately $-0- as compared to $-0- for the three months ended December 31, 2000. The company believes sales will improve and stabilize once the company's website facilities become realized as the completion of the public offering and its marketing plans become more fully realized.

The company's general and administrative costs aggregated approximately $98,510 for the three months ended December 31, 2001, as compared to $47,785 for the three months ended December 31, 2000, representing a increase of $50,725. An analysis of expenses for the three months ended December 31, 2000 includes spending for professional fees of $87,671, rent of $1,500, office expense of $7,089 and officer compensation of $2,250.

Liquidity and Capital Resources.
-------------------------------

The company increased its cash position to $95,578 at December 31, 2001 from a cash balance of $-0- at June 23, 1997. Working capital at December 31, 2000 was positive at $12,457. The company continued to be funded in part through officer loans aggregating $72,622 for the period from inception, June 23, 1997, to December 31, 2000, of which, an officer loan balance of $43,672 was converted to additional paid in capital at June 30, 1999 and the balance of $28,950 was paid off by the company. In addition, the company also sold 1,247,500 shares of common stock for an aggregate of $311,875 and received $105,172 as additional capital contributions from stockholders. As of December 31, 2000, the Company sold an additional 789,890 shares of common stock for an aggregate consideration of $473,715.

As of December 31, 2000, we expended cash for the development of the business and absorbed negative cash flows from operations of $205,435. For the period from inception, June 23, 1997 to December 31, 2001, we expended cash for development of a business and absorbed negative cash flows from operation of $414,956. We also issued 752,500 shares of common stock in consideration for non-cash expenses of $541,125.

On November 1, 2000, we loaned $200,000 to Accu-Search Inc., a New Jersey corporation. In consideration of the issuance of the loan, Accu-Search, Inc. granted us a perpetual, non-transferable and non-sublicensable royalty free license to utilize an automated software process which will enable us to improve the functionality of our website. Specifically, we anticipate that we will be able to employ the licensed software process in the internal workings of our website to enable us to receive documents in any readable form from our contributors and convert them into an Adobe readable format. The loan was evidenced by Accu-Search, Inc.'s promissory note that accrues interest at the rate of 12% annually. We believe that this will enhance accessibility to our website due to the extensive employment by Internet users of Adobe software in order to view documents retrieved from Internet websites. While no assurance can be given, we anticipate that we will maintain an ongoing working relationship with Accu-Search, Inc. The principal amount of the promissory note together with accrued interest was due and payable on December 31, 2001.

On March 14, 2002, Accu-Search renegotiated their note with us. As of December 31, 2002, the balance of principal and interest due aggregated $230,000. We agreed to settle this balance due as follows. We shall convert the $228,000 into preferred stock of Accu-Search. They will also pay an upfront payment of $4,000 in cash. In addition, Accu-Search pay our company 3% interest quarterly equally $6,840, per quarter and will provide Pipeline Data two years web access to Accu-Search's on-line data and map system. Final contracts are being finalized and it is expected that this transaction should be signed and monies delivered on or about April 30th.

Management believes that it will be able to fund the company through its present cash position and the continuation of offering consulting services and the receipt of additional capital contributions until the company's web site is developed and on-line and the process of a public offering is completed.

Capital Commitments and Future Expenditures
-------------------------------------------

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

Effective March 19, 2002, we acquired SecurePay, Inc., an integrated provider of transaction processing services, gateway services, related software application products and value added services to wireless and Internet merchants. SecurePay supplies transaction processing support for all major credit and charge cards, including Visa, MasterCard, American Express, Discover, Diners Club, and JCB. The company also offers access to check verification services. SecurePay provides merchants with a broad range of transaction processing services, including transaction authorization, data transmission and billing dispute resolution. The company is an industry leader in the development of software applications that can be delivered through its proprietary host network. SecurePay utilizes multiple channels to market its products and services. The company holds various strategic alliances with PDA device manufacturers and software developers, as well as with industry leaders in Internet banking and processing.

As a result of this transaction, SecurePay becomes our wholly owned subsidiary. The acquisition of SecurePay was accomplished by a stock for stock exchange in which we acquired all of the issued and outstanding common stock of SecurePay in exchange for the issuance of seven million six hundred thousand (7,600,000) newly issued shares of our common stock. The former shareholders of SecurePay have certain earn-in capabilities based upon revenue milestones achieved within a specified period of time. Seven million six hundred thousand (7,600,000) shares of our common stock are being held in escrow. If and when SecurePay's gross revenue run rate reaches $100,000 per month as determined by our most recent Form 10Q or Form 10K, then we shall issue an additional 3,800,000 shares of our common stock to former shareholders of SecurePay. If and when SecurePay's gross revenue run rate reaches $200,000 per month as determined by the most recent Form 10Q or Form 10K then we shall issue an additional 3,800,000 of our shares of common stock to former SecurePay shareholders. The deadline for meeting these revenue targets terminates on March 31, 2005.

Item 7. Financial Statements.

The financial statements of our company and supplementary data are included beginning immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.

Item 8. Changes In and Disagreements With Accountants on Accounting an Financial Disclosure.

There have been no changes in, and no disagreements with, our company's public accountants.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons.

(a)  Executive Officers and Directors

As of the date of this report, the names, ages, positions and offices held by each of our officers and directors are shown on the following table.

                          Age            Position
                          ---            ---------

Jack Rubinstein           51               Chairman of the Board
MacAllister Smith         39               President, Chief Executive
                                              Officer, Treasurer and Director
Anthony Reynolds          43               Chief Technology Officer

Our former president and present chairman of the board, Jack Rubinstein has held office since inception and resigned as president on January 2, 2001. Mr. Richard Cohen, former president and treasurer, held office since January 2, 2001 and resigned his position as of October 18, 2001. Pursuant to our transaction with SecurePay, Mr. Jack Rubinstein will remain as Chairman of the Board of Pipeline Data. MacAllister Smith has become our president, chief executive officer, treasurer and director. Pusuant to our acquisition agreement with SecurePay, two additional board member may be selected by MacAllister Smith and one board member may be selected by Jack Rubinstein. Anthony Reynolds will become our chief technology officer. Ms. Maureen Bell will become the chief operating officer of our subsidiary SecurePay.

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


Jack Rubinstein, Chairman of the Board
--------------------------------------

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

MacAllister Smith, 39, President, Chief Executive Officer and Director
----------------------------------------------------------------------

Mr. Smith has over ten years of experience in the merchant processing industry and has held ownership positions in three companies that have been merged with public corporations. Mr. Smith was most recently Regional Vice President of Nova Information Systems, (employed from 1996 to 1998), (NYSE:NIS), a $2 billion corporation and one of the three largest credit card processors in the industry. He was President and CEO of Pinnacle Financial Technologies, Inc., (employed from 1994-1998),a nationally recognized firm and a pioneer in electronic benefits transfer (EBT) programs. The company merged with Nova Information
Systems in 1998. Mr. Smith was also co-founder and Senior Partner of AccesServices, Inc. (employed from 1997 to 1998). He was part of the team that designed and built a nationwide network processing switch for retail and online MasterCard, Visa, American Express and debit card transactions. The company merged with Digital Courier Technologies, Inc. (NASDAQ:DCTI) in 1999.

Anthony Reynolds, 43, Chief Technology Officer
----------------------------------------------

Mr. Reynolds has over five years of experience in the payment processing and gateway industry. He has extensive experience working with Internet related companies and has hosted and produced a nationally syndicated radio show on various Internet concepts. He was responsible for overall operational control of ten Toy's "R" Us retail outlets with sales in excess of $80 million annually, (employed from 1982 - 1985) and worked to develop and integrate their initial e-commerce campaign. Additional duties have included serving as Chief Technical Officer for Ipubco, (employed from 1995-2000) an Internet based publishing company. Mr. Reynolds holds certificates from Richmond College in telecommunications, computer programming, land technologies, data communications and satellite communications.

(b)  Significant Employees.

The participation of Messrs. Jack Rubinstein, MacAllister Smith and Anthony Reynolds. Our company presently does not have an employment agreement with Mr. Rubinstein. We are presently finalizing agreements with Messrs. Smith and Reynolds.

(c)  Family relationships.


None.

(d)  Involvement in certain legal proceedings

To our knowledge, none of our officers and directors is a party to any legal proceedings.

Item 10. Executive Compensation.

The following table sets forth the compensation paid during the fiscal year ended December 31, 2001, to our company's Chairman of the Board and each of our company's officers and directors. No person received compensation equal to or exceeding $100,000 in fiscal 2001 and no bonuses were awarded during fiscal 2001.

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation

                          Annual Compensation   Awards                   Payouts



                                                     Restricted   Securities
Name and                               Other Annual  Stock        Underlying    LTIP      All
Principal            Salary   Bonus    Compensation  Award(s)     Options       Payout    Other
Position      Year   ($)      ($)      ($)           ($)          /SARs (#)     ($)       Compensation
---------     ----   ------   -----    -----------   ---------   ---------      ------    -------------

Jack
Rubinstein(1) 2001    -0-     -0-        -0-          160,000     350,000       -0-          -0-
Board         2000    -0-     -0-        -0-            -0-        -0-          -0-          -0-
Chairman      1999    -0-     -0-        -0-            -0-        -0-          -0-          -0-

Richard (2)   2001    -0-     -0-        -0-           50,000      60,000       -0-          -0-
Cohen         2000    -0-     -0-        -0-            -0-        -0-          -0-          -0-
Former        1999         Not Applicable
President &
Treasurer

Douglas        2001   -0-      -0-        -0-            -0-       75,000       -0-          -0-
Harrison       2000   -0-      -0-        -0-            -0-        -0-         -0-          -0-
-Mills(3)      1999   -0-      -0-        -0-            -0-        -0-         -0-          -0-
Former
Director


R. Scott
Barter (4)     2001   -0-      -0-        -0-            -0-        -0-         -0-          -0-
Former         2000   -0-      -0-        -0-            -0-        -0-         -0-          -0-
Director       1999   -0-      -0-        -0-            -0-        -0-         -0-          -0-



No Board of Directors' fees have been paid.

(1) On October 1, 2001, Fali Rubinstein was awarded 160,000 shares of restricted stock in lieu of monetary compensation for research and administrative services rendered to our company. The ownership of these shares is attributed to Jack Rubinstein. On February 28, 2001, Jack Rubinstein was awarded options to purchase 350,000 shares of our common stock at the above market exercise price of $2.50. These options were rescinded. On October 18, 2001, Jack Rubinstein was awarded options to purchase 350,000 shares of at the market price of $0.40 per share.

(2) On October 18, 2001, Richard Cohen was awarded options to purchase 60,000 shares of our common stock at $0.60 per share.

(3) On February 28, 2001, Douglas Harrison-Mills was awarded options to purchase 75,000 shares of our common stock at $2.50 per share.

(4) On February 28, 2001, R. Scott-Barter was awarded options to purchase 150,000 shares of our common stock at $2.50 per share. These options were rescinded. Subsequent to December 31, 2001: on February 28, 2002, R. Scott Barter was awarded options to purchase 150,000 shares of our common stock at the market price $0.35 per share.

The following table sets forth the option and stock appreciation rights granted during the fiscal year ended December 31, 2001, to our company's Chairman of the Board and each of our company's officers and directors.


===============================================================================================
                            Option/SAR Grants in Last Fiscal Year
===============================================================================================
===============================================================================================
                                      Individual Grants
===============================================================================================
===============================================================================================
       (a)                   (b)                     (c)                (d)           (e)
===============================================================================================
===============================================================================================
       Name         Number of Securities         % of Total
                         Underlying         Options/SARs Granted    Exercise or
                    Options/SARs Granted   to Employees in Fiscal   Base Price     Expiration
                             (#)                    Year              ($/Sh)         Date

===============================================================================================
===============================================================================================
Jack Rubinstein,   October 18, 2001                 72.2%          Market        December 31,
Chairman of the    350,000 options                                 ($0.40 per    2006
Board                                                              share)
===============================================================================================
===============================================================================================
Richard Cohen,     October 18, 2001                  12.4%         $0.60 per     December 31,
former president   60,000 options                                  share         2005
===============================================================================================
===============================================================================================
Douglas
Harrison-Mills,    February 28, 2001                 15.4%         $2.50 per     December 31,
former director    75,000 options                                  Share         2005
===============================================================================================



In February 2001, the company instituted the 2001-02 Non Statutory Stock Incentive Plan in order to award stock options, restricted stock and stock bonuses to selected individuals who make contributions to the success of our company. On February 28, 2001 we awarded options to purchase our common stock at the above-market exercise price of $2.50 as follows: Jack Rubinstein: 350,000 options, R. Scott Barter 150,000 options, and Douglas Harrison-Mills 75,000 options. The options to Messrs. Barter and Rubinstein were rescinded. On October 18, 2001, Jack Rubinstein was awarded options to purchase 350,000 shares of at the market price of $0.40 per share. On October 15, 2001, Richard Cohen was awarded options to purchase 60,000 shares of our common stock at $0.60 per share. An aggregate of 585,000 options issued during fiscal year 2001. This number does not include 400,000 options that were ultimately rescinded.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The names and holdings of owners of more than five percent of our voting common stock and of management are listed below:

                                                           Percentage
Name and Address of                    Shares Held(1)      Owned
Director
----------------------                 --------------      -----------

Jack Rubinstein(2)                      908,750             26.8%
Chairman of the Board
250 East Hartsdale Avenue
Suite 21
Hartsdale, NY 10530

Unifund Financial Group, Inc.(2)        689,800             2.04%
575 Madison Avenue
New York, NY 10022

R. Scott Barter(3)                      209,400              0.6%
575 Madison Avenue
New York, NY 10022

Richard Cohen (3)                        50,000              1.4%
100 Hartsdale Avenue
Hartsdale, NY

 (All officers and directors as a
group - 1 person)                       908,750              26.8%

      Totals                          1,857,950              54.8%
                                   ------------          ---------


(1) All shares held are of our common stock. Allocations have been determined as of the most recent practicable date prior to the SecurePay acquisition, March 15, 2001.

(2) On October 1, 2001, Fali Rubinstein was awarded 160,000 shares of restricted stock in lieu of monetary compensation for research and administrative services rendered to our company. Fali Rubinstein and Jack Rubinstein are married. The ownership of these shares is attributed to Jack Rubinstein. On October 18, 2001, Jack Rubinstein was awarded options to purchase 350,000 shares of at the market price of $0.40 per share. These options are immediately exercisable. Further, subsequent to the 2001 fiscal year end, on March 8th, 2002, Jack Rubinstein lent our company $100,000 for working capital purposes. The promissory note evidencing this transaction has a term of one year and bears simple interest at the rate of 8%. The principal and interest of the note is convertible into common stock of Pipeline at the then current market price of $0.35 per share. In consideration for the loan, Mr. Rubinstein received warrants to purchase 100,000 shares of our common stock for the current market price of $0.35 per share.

(3) This entity is controlled by Mr. Barter and its share ownership in us is attributed to him. Mr. Barter resigned as our director on February 28, 2001. The referenced amount does not include options to purchase shares of our common stock at the market price $0.35 per share issued after the end of the 2001 fiscal year on February 28, 2002.

(4) Mr. Cohen resigned as our president on October 18, 2001. On October 18, 2001, Richard Cohen was awarded options to purchase 60,000 shares of our common stock at $0.60 per share.

Item 12. Certain Relationships and Related Transactions.

In February 2001, the company instituted the 2001-02 Non Statutory Stock Incentive Plan in order to award stock options, restricted stock and stock bonuses to selected individuals who make contributions to the success of our company. On February 28, 2001 we awarded options to purchase our common stock at the exercise price of $2.50 as follows: Jack Rubinstein: 350,000 options, R. Scott Barter 150,000 options, and Douglas Harrison-Mills 75,000 options. The options to Messrs. Barter and Rubinstein were rescinded. On October 18, 2001, Jack Rubinstein was awarded options to purchase 350,000 shares of at the market price of $0.40 per share. On October 15, 2001, Richard Cohen was awarded options to purchase 60,000 shares of our common stock at $0.60 per share. On October 18, 2001, Sheila Corvino was awarded options to purchase 100,000 shares at the market price of $0.40 per share.

On July 1, 2001, we issued 50,000 shares of our common stock to Richard Cohen in consideration of his becoming our president.

On September 30, 2001, we issued 50,000 shares of our common stock to Sheila Corvino in lieu of monetary consideration for legal services rendered.

On October 1, 2001, Fali Rubinstein was awarded 160,000 shares of restricted stock in lieu of monetary compensation for research and administrative services rendered to our company. The ownership of these shares is attributed to Jack Rubinstein.

Subsequent to December 31, 2001, certain material transactions have occurred. They are identified below:

On March 14, 2002, Accu-Search renegotiated their note with us. We agreed to convert the $200,000 note with interest totaling $224,000 into preferred stock of Accu-Search. They will also pay an upfront payment of $4,000 in cash. In addition, Accu-Search will provide Pipeline Data two years web access to Accu-Search's on-line data and map system. Final contracts are being finalized and it is expected that this transaction should be signed and monies delivered on or about April 30th.

On March 8th, 2002, Jack Rubinstein, our chairman of the board, lent our company $100,000 for working capital purposes. The promissory note evidencing this transaction has a term of one year and bears simple interest at the rate of 8%. The principal and interest of the note is convertible into common stock of Pipeline at the then current market price of $0.35 per share. In consideration for the loan, Mr. Rubinstein received warrants to purchase 100,000 shares of our common stock for the current market price of $0.35 per share.

Effective March 19, 2002, we acquired SecurePay, Inc., an integrated provider of transaction processing services, gateway services, related software application products and value added services to wireless and Internet merchants.

As a result of this transaction, SecurePay becomes our wholly owned subsidiary. The acquisition of SecurePay was accomplished by a stock for stock exchange in which we acquired all of the issued and outstanding common stock of SecurePay in exchange for the issuance of 7,600,000 newly issued shares of our common stock. The former shareholders of SecurePay have certain earn-in capabilities based upon revenue milestones achieved within a specified period of time.

Item 13. Exhibits and Reports on Form 8-K.

(a)  The following documents are filed as part of this report.

1.   Financial Statements

     Report of Thomas P. Monahan, Independent Certified Public Accountant

     Balance Sheet as of December 31, 2001

     Statement of Operations for the years ended December 31, 2001, and 2000

     Statement of Cash Flows for the years ended December 31, 2001 and 2000

     Statement of Stockholders' Equity for the years ended December 31, 2001 and
          2000

     Notes to Financial Statements

2.   Exhibits

(a)  The following exhibits are included as part of this report:

EXHIBIT
NUMBER DESCRIPTION LOCATION

(3)  Articles of Incorporation and Bylaws:

3(i) Articles of Incorporation*

3(ii) Bylaws*

(8)  Consents - Experts:

8(i) Consent of Thomas P. Monahan Filed electronically herewith

(10) Material Agreements

(10)(i) Acquisition Agreement by and among Pipeline Data Inc., SecurePay Corporation and its shareholders dated March 15, 2002 and effective as of March 19, 2002.

(10)(ii) Form of Lock-Up Agreement dated March 15, 2002 and effective of March 19, 2002

(10)(iii) Form of Registration Rights Agreement


*    Previously filed.

(b) Reports on Form 8-K.

A report on Form 8-K has been filed on the same date as this report on Form 10-KSB, April 15, 2002. The purpose of the Form 8-K is to report the SecurePay transaction and changes to the officers and directors of the registrant.

                               Thomas P. Monahan
                          Certified Public Accountant
                             208 Lexington Avenue
                          Paterson, New Jersey 07502
                                (973) 790-8775
                              Fax (973) 790-8845

To The Board of Directors and
Shareholders of Pipeline Data Inc.
(a development stage company),

I have audited the accompanying balance sheet of Pipeline Data, Inc. (a development stage company) as of December 31, 2001 and the related statements of operations, cash flows and shareholders' equity for the years ended December 31, 2000 and 2001 and for the period from inception, June 23, 1987 to December 31, 2001. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pipeline Data, Inc. (a development stage company) as of December 31, 2001 and the results of its operations, shareholders' equity and cash flows for the years ended December 31, 2000 and 2001 and for the period from inception, June 23, 1997 to December 31, 2001 in conformity with generally accepted accounting principles.

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

Thomas P. Monahan, CPA
March 25, 2002
Paterson, New Jersey


                               PIPELINE DATA, INC.
                          (A development stage company)
                                  BALANCE SHEET

                                                               December 31,
                                                               2001
                                                               -----------

                                   Assets
Current assets
Cash and cash equivalents                                     $  95,578
 Note receivable                                                230,000
                                                              ----------
Total current assets                                            325,578
Property and equipment                                             -0-
                                                              ----------
Total assets                                                  $ 325,578
                                                                =======
                     Liabilities and Stockholders' Equity
Current liabilities
 Accrued expenses                                             $  83,121
                                                               --------
        Total current liabilities                                83,121

Stockholders' Equity
Preferred  stock  authorized
5,000,000  shares,  $.001 par value each.
At December 31, 2001 there are -0-
shares outstanding

Common  stock  authorized  20,000,000
shares,  $.001  par value  each.  At
December 31, 2001 there are 3,386,890
shares outstanding, respectively                                  3,387

Additional paid in capital                                    1,251,124
Deficit accumulated during development stage                ( 1,012,054)
                                                               ---------
Total stockholders' equity                                      242,457
                                                               ---------
Total liabilities and stockholders' equity                   $  325,578
                                                              =========


                 See accompanying notes to financial statements


                               PIPELINE DATA, INC.
                          (A development stage company)
                             STATEMENT OF OPERATIONS

                                                                                                      For the period
                                                              For the           For the               from inception,
                                                              year ended        year ended            June 23, 1997,
                                                              December 31,      December 31,          to December 31,
                                                              2000              2001                  2001
                                                              -----------       ------------          --------------------


Revenue                                                       $   -0-          $   -0-                 $  52,500

Cost of goods sold                                                -0-              -0-                     -0-
                                                               ---------        -----------            ------------------

Gross profit                                                      -0-              -0-                    52,500

Operations
General and administrative                                      106,420         254,296                   551,763

Non cash compensation legal
and consulting fee                                                1,000         146,125                   541,125
Depreciation and
amortization                                                       -0-                                      2,852
                                                                ---------       ----------             -------------

Total expense                                                   107,420         400,421                 1,095,740
                                                               ---------        ----------             -------------

Income (loss) from
operations                                                    (107,420)        (400,421)               (1,043,240)

Other income and
expenses
Interest income                                                  9,766           25,842                    35,608
 Interest expense                                                 -0-              -0-                 (    4,422)
                                                              ----------        -----------            ------------

Total other
 expenses                                                      9,766             25,842                    31,186
                                                              --------          ---------               ----------

Income (loss)                                               $(97,654)         $(347,579)             $ (1,012,054)
                                                             ========           =========               ==========
Net income (loss)
per share - basic                                             $(0.04)            $(0.12)
                                                              =======           ========
Number of
shares outstanding
- basic                                                     2,522,472          3,215,223
                                                            =========            =======


                See accompanying notes to financial statements


                              PIPELINE DATA, INC.
                         (A development stage company)
                            STATEMENT OF OPERATIONS

                                                    For the three               For the three
                                                    months Ended                months  Ended
                                                    December 31,                December 31,
                                                    2000                        2001
                                                    -----------                 ------------

Revenue                                              $ -0-                       $-0-

Cost of goods sold                                     -0-                        -0-

Gross profit                                           -0-                        -0-
                                                     ----------                 ---------
Operations
General and administrative                            48,786                      98,510

Non  cash   compensation   legal
and consulting fee                                                                78,625
Depreciation and amortization                                                      -0-
                                                     ---------                  ---------
Total expense                                         48,786                     177,135
                                                      --------                  --------
Income (loss) from operations                        (48,786)                   (177,135)

Other income and expenses
    Interest income                                    7,293                       6,219
    Interest expense                                    -0-                         -0-
                                                    ----------                  -----------
Total other expenses                                   7,293                       6,219
                                                    ----------                  -----------
Income (loss)                                       $(41,493)                   $170,916
                                                     ========                   ==========
Net income (loss) per share -
 basic                                             $  (0.02)                    $  (0.05)
                                                   =========                    =========
Number of shares outstanding -
 basic
                                                   2,522,472                   3,215,223
                                                   =========                    =========

                See accompanying notes to financial statements

                               PIPELINE DATA, INC.
                          (A development stage company)
                             STATEMENT OF CASH FLOWS

                                                                       For the period
                                      For the           For the        from inception,
                                      year ended        year ended     June 23, 1997,
                                      December 31,      December 31,   to December 31,
                                      2000              2001           2001
                                      -----------       ------------    --------------

Cash Flows From
  Operating Activities
  Net income (loss)                  $  (97,654)        $ (374,579)    $ (1,012.059)
    Add items not affecting cash
    Non cash compensation
    consulting  fees paid
 with shares of common stock              1,000            146,125          541,125
    Depreciation                                             -0-              2,852
    Changes in non cash
    Operating accounts
    Accrued interest receivable          (6,000)           (24,000)         (30,000)
    Accrued expenses                     15,084             47,019           83,121
                                      ------------       ------------    -----------
    Total Cash Flows From
     Operations                         (87,570)          (205,435)        (414,956)
Cash Flows From
  Investing Activities
    Note receivable                    (200,000)                           (200,000)
    Purchase of office equipment          -0-                                (2,852)
                                      -----------        -----------    ------------
    Total Cash Flows From
     Investing Activities              (200,000)                           (202,852)
Cash Flows From
  Financing Activities

   Officer loans payable                  -0-                                  -0-
    Sale of common stock                473,715                             598,465
    Capital contribution                  -0-                               114,921
                                      ----------                         ------------
   Total Cash Flows From
     Financing Activities               473,715                             713,386

Net increase (decrease) in
  Cash                                  186,145            (205,435)
Cash balance -
beginning of period                     114,868             301,013           -0-
                                     ----------           ---------       ---------
Cash balance - end of period           $301,013              95,578          95,578
                                      =========            ========        =========
Non cash activities
    Issuance  of  common   stock  in
    consideration for  consulting
    services                             1,000             146,125          541,125


                See accompanying notes to financial statements


                               PIPELINE DATA, INC.
                          (A development stage company)
                        STATEMENT OF STOCKHOLDERS EQUITY
                                                                                     Deficit
                                                                                     accumulated
                           Common             Common            Additional           during
 Date                      Stock              Stock             paid in              development
                                                                capital              stage                   Total
----                       ---------          --------          ----------           -----------             --------
June 24, 1997                   100               $ 1            $  9,748                -                     $ 9,749
                                ===               ===             =======              =======               ==========

Forward split of shares
December 18, 1998          1,000,000          $ 1,000          $    8,749                 -                    $ 9,749
Cancellation of shares
December 18, 1998           (750,000)            (750)                750
Net (loss)                                                                             (38,620)                (38,620)
                          -----------           ------           ---------            ---------                --------
December 31, 1997
restated                     250,000              250             $ 9,499           $  (38,620)              $ (28,871)

Shares issued
for consulting fees          752,500              752             187,373                  -                   188,125
Net (loss)                                                                            (236,509)               (236,509)
                           -----------          ------          -----------          -----------            ------------
December 31, 1998          1,002,500           $1,002          $  196,872             $(275,129)             $ (77,255)

Sale of shares             1,247,500            1,248             310,627                                       311,875
Capital contribution                                              105,172                                       105,172
Cancellation of shares       (25,000)             (25)            (6,225)                                       (6,250)

Shares issued
for legal fees               100,000              100             24,900                                         25,000
Net (loss)                                                                             (264,674)               (264,674)
                          -----------            ----            -------                -------                --------
December 31, 1999          2,325,000           $2,325         $  631,346              $(539,803)              $  93,868

Shares issued for
services                       2,000                2                998                                          1,000

Sale of shares and
warrants                     789,890              790            472,925                                         473,715
Net (loss)                                                                            (  97,654)              (  97,654)
                          -----------           -----           --------                --------                --------
Balances
December 31,
2000                        3,116,890          $3,117         $1,105,269             $ (637,457)              $  470,929

Shares issued
for legal fees                 50,000              50             24,325                                          24,375

Shares issued for
services                      220,000              220           121,530                                         121,750

 Net (loss)                                                                            (374,597)                (374,597)
                             ---------            -----          --------               --------                --------
Balances
December 31,
2001                        3,386,890            $3,387       $1,251,124           $ (1,012,054)              $  242,457
                            =========            =======      ==========              ==========               =========


                See accompanying notes to financial statements

                               PIPELINE DATA, INC.
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001

Note 1 - Organization of Company

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

The company conducted an initial public offering of its common stock and common stock purchase warrants and has sold 789,890 shares of common stock and 785,210 class A redeemable warrants for aggregate proceeds for $473,715. No class B redeemable warrants were sold, but all 1,000,000 were issued to shareholders as a dividend.

On July 1, 2001, the Company issued 50,000 shares of common stock to Richard Cohen, in consideration of services valued at $38,875 or $0.75 per share, representing 75% of the closing bid price on issuance.

On September 30, 2001, the Company issued an aggregate of 220,000 shares of common stock for an aggregate consideration of $107,250 or $0.488 per share representing 75% of the closing bid price on issuance, as follows: 160,000 to Fali Rubinstein, chief administrative officer and wife of Jack Rubinstein, 10,000 shares to Jose Fernandez, for consulting services and 50,000 shares to Sheila Corvino, Esq. for legal services.

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

Several conditions and events cast doubt about the Company's ability as a "going concern". The Company has incurred losses before of $1,012,065 for the period from inception June 23, 1997, to December 31, 2001 and requires additional financing for its operations and to complete web site development. The company conducted an initial public offering of its common stock and common stock purchase warrants and has sold 789,890 shares of common stock and 785,210 class A redeemable warrants for aggregate proceeds for $473,715. The company is anticipating that with the completion of this initial public offering and with the increase in working capital, the company will be able to complete its web site and experience an increase in sales. The company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing. The company's future capital requirements will depend on numerous factors including, but not limited to, continued progress developing its source of inventory of health care products, regulations relating to the Internet marketing business and initiating marketing penetration. The company plans to engage in such ongoing financing efforts on a continuing basis.

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

The financial statements presented consist of the balance sheet of the company as at December 31, 2001 and the related statements of operations and cash flows for the years ending December 31, 2000 and 2001 and for the period from inception, June 23, 1997 to December 31, 2001.

b.   Cash and cash equivalents

The company treats temporary investments with a maturity of less than three months as cash.

c.   Revenue recognition

Revenue is recognized when products are shipped or services are rendered.

d.   Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results ould differ from those estimates.

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


h.   Significant Concentration of Credit Risk

At December 31, 2001, the company has concentrated its credit risk by maintaining deposits in several banks. The maximum loss that could have resulted from this risk totaled -0-.

i.   Recent Accounting Pronouncements

Computer software costs that are incurred in the preliminary project stage are expensed as incurred. Once the capitalization criteria of the SOP have been met, costs incurred when developing computer software for internal are capitalized.

j.   Accounting for Stock-Based Compensation

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to
Employees" and related interpretations. In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), which establishes a fair value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires disclosure of the pro forma effects on net loss and net loss per share as if stock-based employee compensation was measured under SFAS No. 123, as well as certain other information. The Company accounts for stock-based compensation to non-employees using the fair value method in accordance with SFAS No. 123 and Emerging Issues Task Force (ERIF) 96-18. The Company has recognized deferred stock compensation related to certain stock option grants (see Note 11).

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

On July 1, 2001, the Company issued 50,000 shares of common stock to Richard Cohen, in consideration of services valued at $38,875 or $0.75 per share.

On September 30, 2001, the Company issued an aggregate of 220,000 shares of common stock as follows: 160,000 to Fali Rubinstein, chief administrative officer and wife of Jack Rubinstein, 10,000 shares to Jose Fernandez, for consulting services and 50,000 shares to Sheila Corvino, Esq. for legal services.

b.   Office Location

The company occupies office space at the office of the President at 250 East Hartsdale Avenue, Hartsdale, New York, 10530 at a monthly rental of $500.

For the period from inception, June 23, 1997, to December 31, 2001 and for the year ending December 31, 2001, rent expense was $27,148 and $9,000 respectively.

c.   Officer Compensation

For the period from inception, June 23, 1997, to December 31, 2001, the company has accrued a minimal compensation of $500 per month as compensation to Mr. Rubinstein as consideration for services while the company is in the development stage of development as aggregating $33,000.

Note 4 - Note Receivable

In November, 2000, the Company advanced $200,000 to Accu-Search, Inc. as evidenced by a Note Receivable which is due on December 31, 2001 with interest at 12% per annum. As a further inducement for the Note, Accu-Search, Inc. gave Pipeline Data Inc. a perpetual non transferrable license in an automated software process to convert multiple inputted documents into transmittable Adobe PDA formats. The software may only be use the Licensed Technology to increase the functionality of its own web-site by being able to convert any documentation it receives into Adobe PDF format. The Company has not placed a valuation on this asset. Subsequent to the date of the financial statements, Accu-Search renegotiated their note with the Company. The parties agreed to convert the $200,000 note with interest totaling $224,000 into preferred stock of
Accu-Search. They will also pay an upfront payment of $4,000 in cash. In addition, Accu-Search will provide Pipeline Data two years web access to Accu-Search's on-line data and map system. Final contracts are being finalized and it is expected that this transaction should be signed and monies delivered on or about April 15th.

Note 5 - Commitments and Contingencies


At December 31, 2001, the company has not entered into any contracts or commitments.

Note 6 - Income Taxes

The company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 2001, the company had no material current tax liability, deferred tax assets, or liabilities to impact on the company's financial position because the deferred tax asset related to the company's net operating loss carry forward and was fully offset by a valuation allowance.

At December 31, 2001, the company has net operating loss carry forwards for income tax purposes of $1,012,054 respectively. This carry forward is available to offset future taxable income, if any, and expires in the year 2010. The company's utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the company of more than 50 percent.


The components of the net deferred tax asset as of December 31, 2001 are as follows:

        Deferred tax asset:
        Net operating loss carry forward        $ 344,098
        Valuation allowance                     $(344,098)
                                                -----------
        Net deferred tax asset                  $   -0-
                                                -----------

The company recognized no income tax benefit for the loss generated in the period from inception, June 23, 1997, to December 31, 2001.


SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred Ftax asset will not be realized. The company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income.

Because the company has yet to recognize significant revenue from the sale of its products, the company believes that a full valuation allowance should be provided.

Note 7 - Property and Equipment

Capital Assets consisted of the following at December 31, 2001:

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

As of December 31, 2001, the number of shares outstanding is -0-.

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

Note 10 - Public Offering

The company conducted an initial public offering of its common stock and common stock purchase warrants and has sold 789,890 shares of common stock and 785,210 class A redeemable warrants for aggregate proceeds for $473,476. No class B redeemable warrants were sold, but instead were issued as a dividend to Pipeline shareholders.

As of December 31, 2001 the company has reserved 785,210 shares of common stock pending the conversion of the warrants into shares of common stock.

Class A redeemable warrants are exercisable into shares of common stock at $1.50 per share until the third anniversary of the effective date of the offering (April 25, 2000). Class B redeemable warrants are exercisable into shares of common stock at $2.50 per share until the fifth anniversary of the effective date of the offering.


The company also registered the sale of 1,250,000 shares of common stock owned by prior shareholders. Any proceeds and profits from their sale will go to these shareholders and not to the company. They agreed not to sell any of their shares until one year from the effective date of the registration statement, April 26, 2001.

Note 11 - Stock Option Issuances

In February 2001, the company instituted the 2001-02 Non Statutory Stock Incentive Plan in order to award stock options, restricted stock and stock bonuses to selected individuals who make contributions to the success of our company. On February 28, 2001 we awarded options to purchase our common stock at the above-market exercise price of $2.50 as follows: Jack Rubinstein: 350,000 options, R. Scott Barter 150,000 options, and Douglas Harrison-Mills 75,000 options. The options to Messrs. Barter and Rubinstein were rescinded.

On October 18, 2001, the Company issued an aggregate of 510,000 options to purchase shares of the Company's stock. The strike price for the options was set at the market price of the Company's common stock on October 18, 2001. Options were issued as follows:

 350,000 Options to Jack Rubinstein, chairman of the board, strike price $0.40; 100,000 Options to Sheila Corvino Esq., for legal services, strike price $0.40
  60,000 Options to Richard Cohen, President for services, strike price $0.60.

As of December 31, 2001, no options have been exercised and the Company has reserved an aggregate of 585,000 shares of common stock pending the exercise of the options.

   Stock option activity is summarized as follows:

      Options outstanding at beginning of year                  -0-
      Granted                                                 585,000
      Exercised                                                 -0-
                                                             --------
      Options outstanding at end of the year                  585.000

The Company applies APB No. 25 in accounting for its employee stock option plans and, accordingly, recognizes employee compensation expense for the difference between the fair value of the underlying common shares and the exercise price of the option at the date of grant. The effect of applying SFAS No. 123 on pro forma net loss as stated above is not necessarily representative of the effects on reported net loss for future years due to, among other things (1) the vesting period of the stock options and (2) the fair value of additional stock options in future years (3) the exercise price was equal to or higher than the market price as of the date of the grant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                                             PIPELINE DATA INC.

Date: April 15, 2002

                                              By: /s/ MacAllister Smith
                                                  --------------------
                                                  MacAllister Smith
                                                  Chief Executive Officer,
                                                  President, Treasurer
                                                  and Director

Date:April 15, 2002

                              By: /s/Jack Rubinstein
                                  ------------------
                                  Jack Rubinstein,
                                  Chairman of the Board

                              By: /s/ MacAllister Smith
                                  --------------------
                                  MacAllister Smith
                                  Director