Form 10QSB
period 2002-03-31
PIPELINE DATA INC
filed 2002-05-21
CIK 1086533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               PIPELINE DATA INC.
                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
    For the quarter ended March 31, 2002

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

     [X] Yes [ ] No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 10,986,890 shares of common stock, par value $0.001, as of May 15, 2002.

PIPELINE DATA, INC.
MARCH 31, 2002 QUARTERLY REPORT ON FORM 10-QSB
TABLE OF CONTENTS Page Number

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

QUARTERLY REPORT ON FORM 10QSB FOR PIPELINE DATA INC.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002 discusses financial projections, information or expectations about the products or markets of our company, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, readers should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I
                              FINANCIAL INFORMATION

        Item 1. Financial Statements

     The consolidated financial statements for the three month periods ended March 31, 2002 included herein have been prepared by Pipeline Data, Inc., (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of March 31, 2002, and the results of operations and cash flows for the three month periods ended March 31, 2002 and 2001.

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

STATEMENTS

Report of Independent Accountants ....................................         2
Balance Sheet as of March 31, 2002 .....................................       3
Statement of Operations for the three months ended
       March 31, 2002 and 2001.........................................        4
Statement of Cash Flows for the three months ended
       March 31, 2002 and 2001.........................................        5
Statement of Stockholders' Equity for the three months ended
       Mach 31, 2002...................................................        6
Notes to Consolidated Financial Statements.............................        7

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of
  Pipeline Data Inc.

     I have reviewed the accompanying consolidated balance sheet of Pipeline Data Inc. as of March 31, 2002, and the related statements of operations and of cash flows for the three month periods ended Mach 31, 2001 and 2002. These financial statements are the responsibility of the Company's management.

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


Thomas Monahan Certified Public Accountant
Paterson, New Jersey
May 15, 2002

                               PIPELINE DATA, INC.

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002
                                    UNAUDITED

                                     Assets
Current assets
  Cash and cash equivalents                       $  152,666
  Note receivable                                    236,000
  Accounts Receivable                                 53,480

                                                     -------
Total current assets                                 442,146
Property and equipment                                32,426
                                                     -------
Total assets                                     $   474,572

                                                     =======

                      Liabilities and Stockholders' Equity
Current liabilities
  Accunts Payable
    And Accrued expenses                         $   135,045
  Note Payable - Officer                             115,000
  Note Payable -
    Revolving Line of Credit                          34,223

                                                      ------
         Total current liabilities                   284,268

Stockholders' Equity Preferred stock
authorized 5,000,000 shares, $.001 par
value each. At December 31, 2001 and
March 31, 2002 there are -0- and -0-
shares outstanding respectively.

Common stock authorized 20,000,000
shares, $.001 par value each. At December 31,
2001 and March 31, 2002 there are 3,386,890
and 10,986,890
shares outstanding, respectively.                     10,987

Additional paid in capital                         1,048,541
Deficit accumulated during development stage     (   869,224)
                                                   ---------
Total stockholders' equity                           190,304
                                                   ---------
Total liabilities and stockholders' equity       $   474,572
                                                   =========

                 See accompanying notes to financial statements

                               PIPELINE DATA, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2001 AND 2002
                                    UNAUDITED


                              Pro Forma
                                 2001             2002
                              -----------     ------------
Revenue                        $144,392        $ 144,827

Cost of goods sold               12,083           32,314
                               --------         ---------
Gross profit                     12,083          112,513

Operations
General and administrative      310,523          153,166
Depreciation and
amortization                     10,500            2,688
                                --------        ---------
Total expense                    321,023          155,854
                                ---------      ----------

Income (loss) from
 operations                    ( 188,714)         (43,341)

Other income and
 expenses
 Interest income                   6,721            6,108
  Interest expense                                ( 8,271)
                                 --------         --------

Total other
  Expenses                         6,721           (2,163)
                                  -------         --------

Income (loss)                  $(181,993)       $( 45,504)
                                =========        ========
Net income (loss)
 per share - basic               $(0.02)          $(0.017)
                                 =======          =======
Number of
 shares outstanding
 - basic                        6,916,890         7,186,890
                                =========         =========

                 See accompanying notes to financial statements

                              PIPELINE DATA, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2001 AND 2002
                                    UNAUDITED

                                 Pro Forma
                                  March 31,    March 31,

                                    2001          2002
                                -----------  ------------


Cash Flows From
   Operating Activities
   Net income (loss)              $(181,993)  $ (45,504)
     Add items not affecting cash
     Non cash compensation
       Depreciation                  10,500       2,688

    Changes in non cash
     Operating accounts
     Account Receivables            (51,518)     (1,962)

     Accrued interest                (6,000)     (6,000)
     Accounts Payable               (17,094)     41,080
     Revolving Line of Credit        70,314      36,092

                                    ---------  ---------
 Net Cash Flows From
      Operating Activities         (141,603)    (45,790)

Cash Flows From
   Investing Activities
     Purchase of Fixed Assets       (11,748)    (18,656)
                                    -------     ---------
Total Cash Flows From
    Investing Activities            (11,748)    (18,656)

Cash Flows From
   Financing Activities
     Loans from Officer               78,732    113,338

                                     -------    -------
Total Cash Flows From
      Financing Activities           78,732    113,338

Net increase (decrease) in
   Cash                             (74,619)    48,892
Cash balance -
 beginning of period                 308,625   103,774
                                    --------  --------
Cash balance - end of period       $ 234,006  $ 152,666

                                    =======    ========
Non cash activities
  Interest                          $6,000     $6,000
  Corporate income taxes              $-0-      $-0-


                 See accompanying notes to financial statements

                               PIPELINE DATA, INC.
                        STATEMENT OF STOCKHOLDERS EQUITY
                                 MARCH 31, 2002
                                    UNAUDITED



                        Common Common   Additional
  Date                  Stock   Stock    paid in     Deficit
                                         capital    accumulated    Total
 ----                 --------- -------- ---------- -----------    -----

Balances
January 1, 2002        3,386,890 $ 3,387  $1,056,141  ($823,720)   $235,808
                      ==========   =====   =========   ========    =========

Shares issued
 for acquisition       7,600,000   7,600    (7,600)                      -
Net (loss)                                             (45,504)    (45,504)
                     -----------   ------  ---------    -------    -------

Balances
March 31, 2002        10,986,890  $10,987 $1,048,541   $ (869,224) $190,304

                     ===========   ======  =========      =======   =======


                 See accompanying notes to financial statements

                               PIPELINE DATA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002


     NOTE  A--BASIS  OF  PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted principles for interim financial information as set forth in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated operating results of Pipeline Data, Inc. (the "Company") for the three months ended March 31, 2001 and 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. The pro forma consolidated operating results for the three months ended March 31, 2002 are presented for information purposes as if the companies had been combined.

     NOTE B--EARNINGS PER SHARE

     Basic loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. During the nine month periods through March 31, 2002, there were no dilutive securities outstanding


     NOTE C - INCOME TAXES

     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of March 31, 2002, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward and was fully offset by a valuation allowance.

     At March 31, 2002, the Company has net operating loss carry forwards for income tax purposes of $869,224. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2010.

     The components of the net deferred tax asset as of are as follows:

          Deferred tax asset:
         Net operating loss carry forward                         $  330,305
         Valuation allowance                                      $ (330,305)
         Net deferred tax asset                                   $     -0-


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



    NOTE D - COMMITMENTS AND CONTINGENCIES

     Lease agreements

     The company occupies office space at the office of the Chairman of the Board at 250 East Hartsdale Avenue, Hartsdale, New York, 10530 at a monthly rental of $500. The offices of the company's subsidiary, SecurePay, Inc. are located at 1599 Washington Street, Braintree, Massachusetts and at 8 Dartmouth Street, Humarock, Massachusetts at a monthly rental of $1,410. The operations center for SecurePay is located at 13339 North Central Expressway Suite 100, Dallas, Texas. SecurePay's main office telephone number is (800)932-5708. Its website is located at http://www.securepay.com.


     NOTE E - NOTE RECEIVABLE

     In November, 2000, the company advanced $200,000 to Accu-Search, Inc. as evidenced by a Note Receivable which is due on December 31, 2001 with interest at 12% per annum. As a further inducement for the Note, Accu-Search, Inc. gave Pipeline Data Inc. a perpetual non transferrable license in an automated software process to convert multiple inputted documents into transmittable Adobe PDA formats. The software may only be use the Licensed Technology to increase the functionality of its own web-site by being able to convert any documentation it receives into Adobe PDF format. The company has not placed a valuation on this asset. Accu-Search renegotiated their note with the company. The parties agreed to convert the $200,000 note with interest totaling $224,000 into preferred stock of Accu-Search. They will also pay an upfront payment of $4,000 in cash. In addition, Accu-Search will provide Pipeline Data two years web access to Accu-Search's on-line data and map system. Final contracts are being finalized and it is expected that this transaction should be signed and monies delivered on or about June 15th.

     NOTE F - STOCK OPTION ISSUANCES

     In February 2001, the company instituted the 2001-02 Non Statutory Stock Incentive Plan in order to award stock options, restricted stock and stock bonuses to selected individuals who make contributions to the success of our company.

     During the three months ended March 31, 2002, the company issued the following options: 200,000 Options to Sheila Corvino Esq., for legal services, strike price $0.35 150,000 Options to Sheila Corvino Esq., for legal services, strike price $0.40 350,000 Options to MacAlister Smith for services, strike price $0.40 150,000 Options to R. Scott Barter for analytical and financial research services, strike price $0.35.

     As of March 31, 2002, no options have been exercised and the Company has reserved an aggregate of 585,000 shares of common stock pending the exercise of the options.

   Stock option activity is summarized as follows:

      Options outstanding at beginning of year                  -0-
      Granted                                                 1,535,000
      Exercised                                                 -0-
                                                             --------
      Options outstanding at end of the period                1,535,000

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


     NOTE G - ACQUISITION

     On March 19, 2002, the company consummated a merger with SecurePay, Inc., a Delaware corporation. The company issued 7,600,000 shares of common stock in exchange for all of the capital stock of SecurePay. The shareholders of SecurePay acquired majority control of the company. For accounting purposes, the merger has been treated as a recapitalization of the company with SecurePay as the acquirer (a reverse acquisition).

     In addition, the former shareholders of SecurePay have certain earn-in capabilities based upon revenue milestones achieved within a specified period of time. Seven million six hundred thousand (7,600,000) shares of the company's common stock are being held in escrow. If and when SecurePay's gross revenue run rate reaches $100,000 per month as determined by the company's most recent Form 10Q or Form 10K, then the company shall issue an additional 3,800,000 shares of its common stock to former shareholders of SecurePay. If and when SecurePay's gross revenue run rate reaches $200,000 per month as determined by the company's most recent Form 10Q or Form 10K then the company shall issue an additional 3,800,000 of its shares of common stock to former SecurePay shareholders. The deadline for meeting these revenue targets terminates on March 31, 2005.

 Item 2.   Management's Discussion And Analysis Of Financial
           Condition And Results Of Operations For The Three Months Ended March 31, 2002

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

Development stage activities.
----------------------------

     The company had been a development stage enterprise from its inception June 23, 1997 through December 31, 2001. The company is in the process of developing a web site on the World Wide Web for the purpose of selling health care products and sharing its expertise by doing consulting.

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

     During this developmental period, the company had been financed through officer's loans with a balance of $43,672 from Jack Rubinstein, which were converted to additional paid in capital as of June 30, 1999. We also financed our activities through the sale of an aggregate of 1,247,500 shares of our common stock for $311,875 in 1999 and an initial public offering of our common stock and common stock purchase warrants and sold 789,890 shares of common stock and 785,210 class A redeemable warrants for aggregate proceeds for $473,715 and received an additional capital contribution of $105,172. We also have an additional 785,210 class A redeemable warrants, which are exercisable at $1.50 each, that could potentially raise an additional $1,177,815, if all are exercised. Further, the company has 1,000,000 class B redeemable warrants, which are exercisable at $2.50 each, that could potentially raise an additional $2,500,000, if all are exercised.

     Effective March 19, 2002, the company acquired SecurePay, Inc., an integrated provider of transaction processing services, gateway services, related software application products and value added services to wireless and Internet merchants. SecurePay supplies transaction processing support for all major credit and charge cards, including Visa, MasterCard, American Express, Discover, Diners Club, and JCB. The company also offers access to check verification services. SecurePay provides merchants with a broad range of transaction processing services, including transaction authorization, data transmission and billing dispute resolution. The company is an industry leader in the development of software applications that can be delivered through its proprietary host network. SecurePay utilizes multiple channels to market its products and services. The company holds various strategic alliances with PDA device manufacturers and software developers, as well as with industry leaders in Internet banking and processing.

     As a result of this transaction, SecurePay becomes the company's wholly owned subsidiary. The acquisition of SecurePay was accomplished by a stock for stock exchange in which the company acquired all of the issued and outstanding common stock of SecurePay in exchange for the issuance of seven million six hundred thousand (7,600,000) newly issued shares of its common stock. The former shareholders of SecurePay have certain earn-in capabilities based upon revenue milestones achieved within a specified period of time. Seven million six hundred thousand (7,600,000) shares of Pipeline's common stock are being held in escrow. If and when SecurePay's gross revenue run rate reaches $100,000 per month as determined by the company's most recent Form 10Q or Form 10K, then the company shall issue an additional 3,800,000 shares of its common stock to former shareholders of SecurePay. If and when SecurePay's gross revenue run rate reaches $200,000 per month as determined by the most recent Form 10Q or Form 10K then the company shall issue an additional 3,800,000 of our shares of common stock to former SecurePay shareholders. The deadline for meeting these revenue targets terminates on March 31, 2005.


Results of Operations for the
three months ended March 31, 2002.
-----------------------------

     For the three months ended March 31, 2002, the company generated net revenues of $144,827. The company's cost of goods aggregated $32,314 and yielded a gross profit of $112,513.

The company's general and administrative costs aggregated approximately $153,166 consisting of the following categories as a percentage of revenues.

     Rent                22,210             15.3%
     Professional Fees   15,771             10.9%
     Payroll and Taxes   74,893             51.7%
     Telephone           23,241             16.0%
     Postal               7,718              5.3%
     Office               9,333              6.4%
                        --------          -------
                         153,166           105.6%

Liquidity and Capital Resources.
-------------------------------

     The company increased its cash position to $152,666 at March 31, 2002 from a balance of $103,774 as of December 31, 2001. The company continued to be funded in part from an increase in accounts payable by $41,080. The company expended cash to increase accounts receivab le from $51,518 at December 31, 2001 to $53,480 at March 31, 2002 and reduced the balance due to American Express revoliving line of credit from a balance of $70,315 at December31, 2001 to $34,223 at March 31, 2002.

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

     On March 14, 2002, Accu-Search renegotiated their note with us. As of December 31, 2002, the balance of principal and interest due aggregated $230,000. We agreed to settle this balance due as follows. We shall convert the $228,000 into preferred stock of Accu-Search. They will also pay an upfront payment of $4,000 in cash. In addition, Accu-Search pay our company 3% interest quarterly equally $6,840, per quarter and will provide Pipeline Data two years web access to Accu-Search's on-line data and map system. Final contracts are being finalized and it is expected that this transaction should be signed and monies delivered on or about June 15th.

     Management believes that it will be able to fund the company through its present cash position and the continuation of revenue producing activities by its subsidiary SecurePay. It may need to seek further capital through exercise of its warrants or by other capital raising needs in order to continue to grow the company.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

Pipeline:

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

     None

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security-Holders

     The following matters were approved by a majority of the company's common shareholders on March 19, 2002: the acquisition of SecurePay, Inc., the appointment of MacAllister Smith as director, chief executive officer and President, the re-appointment of Jack Rubinstein as chairman of the board.

Item 5. Other information

 None.

Item 6. Exhibits and Reports on Form 8-K

     A report on Form 8-K discussing the company's acquisition of SecurePay, Inc. as its wholly owned subsidiary and its change in control was filed on April 15, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                             PIPELINE DATA INC.

Date: May 20, 2002


                               By:   /s/Jack Rubinstein
                                     ------------------
                                     Jack Rubinstein,
                                     Chairman of the Board,


                                By:  /s/MacAllister Smith
                                    --------------------
                                     MacAllister Smith
                                     President, Chief Executive Officer,
                                     Chief Financial Officer and Director