Form 10QSB/A
period 2002-03-31
PIPELINE DATA INC
filed 2002-07-18
CIK 1086533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               PIPELINE DATA INC.
                                  Form 10-QSB/A

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

     [X] Yes [ ] No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 10,986,890 shares of common stock, par value $0.001, as of June 15, 2002.

PIPELINE DATA, INC.
MARCH 31, 2002 QUARTERLY REPORT ON FORM 10-QSB/A
TABLE OF CONTENTS Page Number

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

QUARTERLY REPORT ON FORM 10QSB FOR PIPELINE DATA INC.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the  information  presented in this Quarterly  Report on
Form 10-QSB/A for the quarter ended March 31, 2002 discusses financial projections, information or expectations about the products or markets of our company, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

                          INDEX TO FINANCIAL STATEMENTS



Part 1 - Financial Information
                                                                          Page

Item 1 - Financial Statements

      Balance Sheet as of March 31, 2002                                      4

      Statement of Operations for the three months ended March 31,
         2002                                                                 5
      Statement of Stockholders' Deficit  for the three months ended
         March 31, 2002                                                       6

      Statement of Cash Flows for the three months ended March 31, 2002       7

      Notes to Financial Statements                                           8

                           DRAKEFORD & DRAKEFORD, LLC
                          CERTIFIED PUBLIC ACCOUNTANTS

                         A LIMITED LIABILITY CORPORATION
                            ACCOUNTANTS & CONSULTANTS


John A. Della-Donna,
C.P.A.
Telephone: 770-739-7822
Georgia
#3424
E-mail:jaydeecpa@aol.com


REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of Pipeline Data, Inc.

     We have reviewed the accompanying balance sheet of Pipeline Data, Inc. as of March 31,2002, and the related statements of operations and of cash flows for the three months periods ended March 31, 2001 and 2002. These financial statements are the responsibility of the Company's management.

     We have conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we am not aware of any material modifications that should be made to the accompanying consolidated interim financial statements referred to above for them to be in conformity with generally accepted accounting principles.


S/Drakeford & Drakeford, LLC
-------------------------------------

July 12, 2002

                           SECUREPAY.COM, INCORPORATED


                                  BALANCE SHEET
                                 March 31, 2002
                                    UNAUDITED



                                              ASSETS

                                                                                December 31,                  March 31,
                                                                                        2001                       2002
                                                                                                              Unaudited

CURRENT ASSETS

    Cash and cash equivalents                                                         94,295              $      63,987
    Accounts receivable                                                               51,518                     51,537
    Note receivable                                                                  230,000                    236,000
                                                                                     -------                    -------

           Total current assets                                                      375,813                     351524
                                                                                     -------

PROPERTY AND EQUIPMENT, net                                                           35,580                     32,569



                       TOTAL ASSETS                                                 $411,393               $    384,093
                                                                                    --------               ------------


         LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
    Accounts payable and accrued expenses                                           $105,535              $      90,819
    Loan payable-revolving line of credit                                             70,315                     42,781
                                                                                      ------
    Loans payable-affiliates                                                                                      9,108
                                                                                                                  -----

            Total current liabilities                                                175,850                    142,708


STOCKHOLDERS' EQUITY
   Preferred stock, authorized 5,000,000 shares $.001
   par value each. At December 31, 2001 and March 31, 2002
   there are -0- shares outstanding Common Stock authorized
   20,000,000 shares, $0.001 Par value each. At December
   31, 2001 and March 31, 2002 , there are 3,386,890
   shares outstanding                                                                10,987                     10,987

    Additional paid-in capital                                                    1,045,349                   1045,349
    Retained Earnings (deficit)                                                     (820,793)                  (814,951)
                                                                                    ---------                  ---------

         Total stockholders' equity                                                  235,543                    241,385
                                                                                     -------              -------------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $411,393                 $  384,093
                                                                                                              =========



The accompanying notes are an integral part of these statements.

                           SECUREPAY.COM, INCORPORATED

                            STATEMENTS OF OPERATIONS
                        Three Months Ended March 31, 2002
                                    UNAUDITED




                                                                              March 31,                 March 31,
                                                                              2001                           2002
                                                                              Unaudited                 Unaudited


Revenue                                                                               $144,392         $  146,905

Cost of goods sold                                                                      34,076             39,297
                                                                                     ---------             ------

          Gross profit                                                                 110,316            107,608

Operating Expenses
    Selling, general and administrative                                                288,530            104,863
    Depreciation                                                                        10,500              3,011
                                                                                        ------              -----

          Total operating Expenses                                                     299,030            107,874
                                                                                       -------            -------

Income (loss) from operations                                                         (188,714)              (266)

       Interest income                                                                   6,721              6,108


          Net Income                                                                 $(181,993)      $      5,842
                                                                                                      ===========


Basic and diluted earnings per common share                                            $(0.02)          $   0.00
                                                                                       =======           =======

Weighted average shares outstanding, basic and diluted                               6,916,890         10,986,890


The accompanying notes are an integral part of these statements.

                           SECUREPAY.COM, INCORPORATED

                       STATEMENT OF STOCKHOLDERS' DEFICIT
                                    UNAUDITED



                                                                                           Additional
                                                                 Common stock               Paid-in       Accumulated
                                                                                            Capital           Loss          Total
                                                          Shares           Amount



Balance at December 31, 2001                            10,986,893         10,987         1,045,349           (820,793)      235,543
                                                        ==========


Net Income for three months ended March 31, 2002                                             ______              5,842         5,842
                                                       -------------   --------------        ------              -----        -----

Balance at March 31, 2002                                  10,986,893  $                $ 1,045,349       $   (814,951)  $   241,385
                                                       ==============   ==========       ============     ===============  =========
                                                                           10,987


The accompanying notes are an integral part of this statement.

                           SECUREPAY.COM, INCORPORATED

                            STATEMENTS OF CASH FLOWS
                        Three Months Ended March 31, 2002
                                    UNAUDITED


                                                                                       March 31,                March 31,
                                                                                          2001                     2002
                                                                                     Unaudited                Unaudited
OPERATING ACTIVITIES
    Net Income                                                                       $(181,993)            $      5,842
    Adjustments for noncash and nonoperating items:
            Depreciation                                                                10,500                    3,011

     Changes in operating assets and liabilities, net of acquisitions:
         Receivables                                                                   (51,518)                     (19)
         Note receivable                                                                (6,000)                  (6,000)
          Officer loans payable                                                        112,920                    9,108
                Accounts payable and accrued expenses                                  (17,094)                 (14,716)
                                                                                       --------                 --------

     Cash provided (used) by operating activities                                     (133,185)                  (2,773)
                                                                                                                 -------

FINANCING  ACTIVITIES
    Loan payable-revolving line of credit                                               70,314                  (27,534)
                                                                                        ------                  --------
                                                                                        70,314                  (27,534)
    INVESTING ACTIVITIES
    Purchase of  fixed assets                                                          (11,748)
                                                                                       --------
                                                                                       (11,748)


 INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                           (74,619)                 (30,308)

 CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                           308,625                   94,295
                                                                                       -------                   ------

 CASH AND EQUIVALENTS AT END OF PERIOD                                                $234,006               $   63,987
                                                                                                              =========

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:

Interest expense                                                                                             $    6,000
                                                                                                             ----------
Corporate Income Tax                                                                                                $-0-
                                                                                                                    ----

The accompanying notes are an integral part of these statements.

                           SECUREPAY.COM, INCORPORATED


                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2002
                                    Unaudited


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

     NOTE B--EARNINGS PER SHARE

     Basic loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. During the three month periods through March 31, 2002, there were no dilutive securities outstanding


     NOTE C - INCOME TAXES

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

     At March 31, 2002, the Company has net operating loss carry forwards for income tax purposes of $814,951. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2010.

     The components of the net deferred tax asset as of are as follows:

         Deferred tax asset:
         Net operating loss carry forward                         $  330,305
         Valuation allowance                                      $ (330,305)
         Net deferred tax asset                                   $     -0-


     The Company recognized no income tax benefit from the loss generated for the period from the date of inception to March 31, 2002. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.



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


     NOTE E - NOTE RECEIVABLE

     In November, 2000, the company advanced $200,000 to Accu-Search, Inc. as evidenced by a Note Receivable which is due on December 31, 2001 with interest at 12% per annum. As a further inducement for the Note, Accu-Search, Inc. gave Pipeline Data Inc. a perpetual non transferrable license in an automated software process to convert multiple inputted documents into transmittable Adobe PDA formats. The software may only be use the Licensed Technology to increase the functionality of its own web-site by being able to convert any documentation it receives into Adobe PDF format. The company has not placed a valuation on this asset. Accu-Search renegotiated their note with the company. Pursuant to their final agreement, we agreed to the exchange of $228,000 of debt, including principal and interest owed to us as of January 1, 2002 by Accu-Search, Inc. for the following: cash in the aggregate amount of $23,447.01, which represents a payment of $5,976.29 against the principal amount of the Debt and a payment of $17,470.72 against interest accrued on the Debt since January 1, 2002; and an aggregate of 37,004 shares of Series A Convertible Preferred Stock, $0.001 par value per share (the "Series A Stock"), of the Company, at an exchange ratio of one (1) share of Series A Stock for every Six Dollars ($6.00) of the remaining amount of indebtedness ($222,023.71) owed to Investor. The company received payment of the $23,447.01 promised to us pursuant to this agreement on July 12, 2002.

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

   Stock option activity is summarized as follows:

      Options outstanding at beginning of year                  -0-
      Granted                                                 1,435,000
      Exercised                                                 -0-
                                                             --------
      Options outstanding at end of the period                1,435,000

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


     NOTE G - ACQUISITION

     On March 19, 2002, the company consummated a merger with SecurePay.Com, Inc., a Delaware corporation. The company issued 7,600,000 shares of common stock in exchange for all of the capital stock of SecurePay. The shareholders of SecurePay acquired majority control of the company. For accounting purposes, the merger has been treated as a recapitalization of the company with SecurePay as the acquirer (a reverse acquisition).

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

Development stage activities.
-----------------------------

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

     Effective March 19, 2002, the company acquired SecurePay. Com, Inc., an integrated provider of transaction processing services, gateway services, related software application products and value added services to wireless and Internet merchants. SecurePay supplies transaction processing support for all major credit and charge cards, including Visa, MasterCard, American Express, Discover, Diners Club, and JCB. The company also offers access to check verification services. SecurePay provides merchants with a broad range of transaction processing services, including transaction authorization, data transmission and billing dispute resolution. The company is an industry leader in the development of software applications that can be delivered through its proprietary host network. SecurePay utilizes multiple channels to market its products and services. The company holds various strategic alliances with PDA device manufacturers and software developers, as well as with industry leaders in Internet banking and processing.

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


Results of Operations for the three months ended March 31, 2002.
------------------------------

     For the three months ended March 31, 2002, the company generated net revenues of $144,827. The company's cost of goods aggregated $32,314 and yielded a gross profit of $112,513.

     The company's general and administrative costs aggregated approximately $153,166 consisting of the following categories as a percentage of revenues.

     Rent                22,210             15.2%
     Professional Fees   15,771             10.7%
     Payroll and Taxes   74,893             18.1%
     Telephone           23,241             15.8%
     Postal               7,718              5.3%
     Office               9,333              6.3%
                        --------          -------
                         153,166           71.4%

Liquidity and Capital Resources.
--------------------------------

     The company decreased its cash position to $63,987 at March 31, 2002 from a balance of $94,295 as of December 31, 2001. The company continued to be funded in part from an increase in officer loans by $9,108. The company expended cash to increase accounts receivab le from $51,518 at December 31, 2001 to $53,480 at March 31, 2002 and reduced the balance due to American Express revoliving line of credit from a balance of $70,315 at December31, 2001 to $34,223 at March 31, 2002.

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

     On March 14, 2002, Accu-Search renegotiated their note with us. Pursuant to our final agreement, we agreed to the exchange of $228,000 of debt, including principal and interest owed to us as of January 1, 2002 by Accu-Search, Inc. for the following: cash in the aggregate amount of $23,447.01, which represents a payment of $5,976.29 against the principal amount of the Debt and a payment of $17,470.72 against interest accrued on the Debt since January 1, 2002; and an aggregate of 37,004 shares of Series A Convertible Preferred Stock, $0.001 par value per share (the "Series A Stock"), of the Company, at an exchange ratio of one (1) share of Series A Stock for every Six Dollars ($6.00) of the remaining amount of indebtedness ($222,023.71) owed to Investor. We received payment of the $23,447.01 promised to us pursuant to this agreement on July 12, 2002.


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

Item 5. Other information

 None.

Item 6. Exhibits and Reports on Form 8-K

     A report on Form 8-K discussing the company's acquisition of SecurePay, Inc. as its wholly owned subsidiary and its change in control was filed on April 15, 2002 and amended July 15, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                             PIPELINE DATA INC.

Date: July 14, 2002


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