Form 10QSB
period 2002-06-30
PIPELINE DATA INC
filed 2002-08-21
CIK 1086533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               PIPELINE DATA INC.
                                  Form 10-QSB/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended June 30, 2002

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

     [X] Yes [ ] No

PIPELINE DATA, INC.
JUNE 30, 2002 QUARTERLY REPORT ON FORM 10-QSB
TABLE OF CONTENTS Page Number

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

PART I
                              FINANCIAL INFORMATION

        Item 1. Financial Statements

     The consolidated financial statements for the three month periods ended June 30, 2002 included herein have been prepared by Pipeline Data, Inc., (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of June 30, 2002, and the results of operations and cash flows for the three month periods ended June 30, 2002 and 2001.

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

                          INDEX TO FINANCIAL STATEMENTS



Part 1 - Financial Information                                            Page

Item 1 - Financial Statements


         Balance Sheet as of June 30, 2002 (Unaudited) and December 31, 2001 F-2


         Statement of Operations for the six and three months ended June 30,
2002 and 2001 (Unaudited)                                                F-3-F-4

         Statement of Stockholders' Equity  for the six months ended June 30,
2002                                                                         F-5


         Statement of Cash Flows for the six months ended June
30, 2002 and 2001 Unaudited                                                 F-6



         Notes to Financial Statements                                 F-7 - F-9

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

                        A LIMITED LIABILITY CORPORATION
                           ACCOUNTANTS & CONSULTANTS


John A. Della-Donna,
C.P.A.
Telephone: 770-739-7822
Georgia
#3424
E-mail:jaydeecpa@aol.com


REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of Pipeline Data, Inc.

     We have reviewed the accompanying balance sheet of Pipeline Data, Inc. as of June 30,2002, and the related statements of operations and of cash flows for the six months periods ended June 30, 2001 and 2002. These financial statements are the responsibility of the Company's management.

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





S/Drakeford & Drakeford, LLC
-------------------------------------

August 12, 2002

                                                 PIPELINE DATA, INC.

                                                    Balance Sheet



                                                                               December 31, 2001          June 30, 2002
                                   ASSETS                                                                   Unaudited
                                                                                ----------------           ----------

CURRENT ASSETS
    Cash and cash equivalents                                                      $     94,295            $    79,576
    Accounts receivable                                                                  51,518                 84,230
     Note receivable                                                                    230,000                242,000

           Total current assets                                                         375,813                405,806

PROPERTY AND EQUIPMENT, net                                                              35,580                 31,319



                       TOTAL ASSETS                                                $    411,393               $437,125




         LIABILITIES AND STOCKHOLDERS EQUITY


CURRENT LIABILITIES
    Accounts payable and accrued expenses                                          $    105,535           $    210,969
    Loan payable-revolving line of credit                                                70,315                 79,637
    Loans payable-affiliates                                                                  0                  9,108

            Total current liabilities                                                   175,850                299,714

LONG-TERM LIABILITIES
     Officer loans payable                                                                    0                100,000

            Total long-term liabilities                                                       0                100,000

STOCKHOLDERS EQUITY
    Preferred stock, authorized 5,000,000 shares $.001 par value each. At December 31, 2001 and June 30, 2002, there are 0
     shares outstanding.
      Common stock authorized 20,000,000 shares, $.001
      each. At December 31, 2001 and June 30, 2002 there
      are 10,986,890 shares outstanding                                                  10,987                 10,987

     Additional paid-in capital                                                       1,045,349              1,045,349
    Retained Earnings (deficit)                                                        (820,793)            (1,018,925)

         Total stockholders equity                                                     235,543                 37,411

               TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                         $     411,393          $     437,125


The accompanying notes are an integral part of these statements.

                                                 PIPELINE DATA, INC.

                                               STATEMENTS OF OPERATIONS
                                            Six Months Ended June 30, 2002
                                                      UNAUDITED





                                                                               June 30, 2001                 June 30,
                                                                               2002



Revenue                                                                      $     384,593            $   296,133

Cost of goods sold                                                                 105,763                 53,050

          Gross profit                                                             278,830                243,083

Operating Expenses
    Selling, general and administrative                                            425,750                451,554
    Depreciation                                                                         0                  1,250

          Total operating Expenses                                                 425,750                452,804


          Net Income (loss) from operations                                       (146,920)              (209,721)

Other income and expenses
     Interest income                                                                13,227                 12,174
     Interest expense                                                                    0                   (585)

           Total other income (expenses)                                            13,227                 11,589

                  Income (loss)                                               $  ( 133,693)          $  ( 198,132)


Basic and diluted earnings per common share                               $         (0.04)       $         (0.02)

Weighted average shares outstanding, basic and diluted                           3,116,890             10,986,890













The accompanying notes are an integral part of these statements.

                                                 PIPELINE DATA, INC.


                                               STATEMENTS OF OPERATIONS
                                           Three Months Ended June 30, 2002
                                                      UNAUDITED



                                                                               June 30, 2001                 June 30,
                                                                               2002




Revenue                                                                     $      153,837           $    149,228

Cost of goods sold                                                                  42,305                 13,753

          Gross profit                                                             111,532                135,475

Operating Expenses
    Selling, general and administrative                                            170,300                343,680
    Depreciation                                                                         0                  1,250

          Total operating Expenses                                                 170,300                344,930


          Net Income (loss) from operations                                        (58,768)              (209,455)

Other income and expenses
     Interest income                                                                 6,506                  6,066
     Interest expense                                                                    0                   (585)

           Total other income (expenses)                                             6,506                  5,481

                  Income (loss)                                                $  ( 52,262)           $  (203,974)


Basic and diluted earnings per common share                                      $  (0.02)              $  (0.02)

Weighted average shares outstanding, basic and diluted                           3,116,890             10,986,890


The accompanying notes are an integral part of this statement.

                               PIPELINE DATA, INC.

                       STATEMENT OF STOCKHOLDERS DEFICIT
                                    UNAUDITED





                                                                                        Additional
                                            Common stock                 Paid-in       Accumulated
                                        Shares       Amount              Capital           Loss                   Total



Balance at December 31, 2001          10,986,890  $    10,987        $ 1,045,349      $ (820,793)           $    235,543



Net loss for six months ended
June 30, 2002                          --------      -------           -------           (198,132)              (198,132)


Balance at June 30, 2002              10,986,890  $    10,987      $   1,045,349    $  (1,018,925)       $        37,411




The accompanying notes are an integral part of this statement.

                                                 PIPELINE DATA, INC.


                                               STATEMENTS OF CASH FLOWS
                                            Six Months Ended June 30, 2002
                                                      UNAUDITED


                                                                                       June 30,              June 30, 2002
                                                                                         2001

OPERATING ACTIVITIES
    Net (loss)                                                                    $  ( 101,157)             $  (198,132)
    Adjustments for noncash and nonoperating items:
            Depreciation                                                                     0                    4,261

     Changes in operating assets and liabilities, net of acquisitions:
         Receivables                                                                         0                  (32,712)
         Note receivable                                                                     0                  (12,000)
          Officer loans payable                                                              0                  100,000
                Accounts payable and accrued expenses                                   (2,000)                 114,756
               Loans payable-affiliates                                                      0                    9,108


     Cash provided (used) by operating activities                                     (103,157)                 (14,719)

INVESTING ACTIVITIES                                                                         0                        0

FINANCING ACTIVITIES                                                                         0                        0

NET  (DECREASE) IN CASH                                                               (103,157)                 (14,719)

    CASH BALANCE BEGINNING OF PERIOD                                                   301,013                   94,295

    CASH BALANCE END OF PERIOD                                                     $   197,856                   79,576


    NON CASH ACTIVITIES:
            Interest                                                           $             0              $       585
            Corporate income taxes                                             $             0            $           0




The accompanying notes are an integral part of these statements.

PIPELINE DATA, INC.


NOTES TO FINANCIAL STATEMENTS

June 30, 2002
Unaudited



NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted principles for interim financial information as set forth in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated operating results of Pipeline Data, Inc. (the "Company") for the six months ended June 30, 2001 and 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.


  NOTE B--EARNINGS PER SHARE

     Basic loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. During the six month periods through June 30, 2002, there were no dilutive securities outstanding.


  NOTE C - INCOME TAXES

     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of June 30, 2002, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward and was fully offset by a valuation allowance.

     At June 30, 2002, the Company has net operating loss carry forwards for income tax purposes of $814,951. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2010. The components of the net deferred tax asset as of are as follows:

          Deferred tax asset:
         Net operating loss carry forward                         $  330,305
         Valuation allowance                                      $ (330,305)
         Net deferred tax asset                                   $     -0-


PIPELINE DATA, INC.

June 30, 2002
Unaudited




     The Company recognized no income tax benefit from the loss generated for the period from the date of inception to June 30, 2002. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.



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

     Subsequent to the date of the financial statements, the Company agreed to exchange $228,000 of debt for 37,004 shares of Series A Convertible Preferred Stock and remit payment of $23,447.

PIPELINE DATA, INC.

June 30, 2002
Unaudited




NOTE F - STOCK OPTION ISSUANCES

     In February 2001, the company instituted the 2001-02 Non Statutory Stock Incentive Plan in order to award stock options, restricted stock and stock bonuses to selected individuals who make contributions to the success of our company.

     During the six months ended June 30, 2002, the company issued the following options: 200,000 Options to Sheila Corvino Esq., for legal services, strike price $0.35. 150,000 Options to Sheila Corvino Esq., for legal services, strike price $0.40. 350,000 Options to MacAlister Smith for services, strike price $0.40. 150,000 Options to R. Scott Barter for analytical and financial research services, strike price $0.35.

     As of June 30, 2002, no options have been exercised and the Company has reserved an aggregate of 585,000 shares of common stock pending the exercise of the options.

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

 Item 2.   Management's Discussion And Analysis Of Financial
           Condition And Results Of Operations For The Six Months Ended June 30, 2002

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

Development stage activities.
- ----------------------------

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


Results of Operations for the six months ended June 30, 2002.
------------------------------

     For the six months ended June 30, 2002, the company generated net revenues of $296,133 as compared to revenues of $384,593 for the six months ended June 30, 2001. The company's cost of goods aggregated $53,050 as compared to $105,763 for the six months ended June 30, 2001 and yielded a gross profit of $243,083 as compared to $278,830 for the six months ended June 30, 2001. .

     The company's general and administrative costs aggregated approximately $451,554 for the six months ended June 30, 2002 as compared to $425,750 for the six months ended June 30, 2001 consisting of the following categories as a percentage of revenues for the six months ended June 30, 2002:

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

Liquidity and Capital Resources.
--------------------------------

     The company decreased its cash position to $79,576 at June 30, 2002 from a balance of $94,295 as of December 31, 2001. The company continued to be funded in part from an increase in accounts payable and accrued expenses by $114,756 and increasing its loan from American Express by 9,322. The company expended cash to increase accounts receivable by $32,712 at June 30, 2002.

     On November 1, 2000, we loaned $200,000 to Accu-Search Inc., a New Jersey corporation. In consideration of the issuance of the loan, Accu-Search, Inc.granted us a perpetual, non-transferable and non-sublicensable royalty free license to utilize an automated software process which will enable us to improve the functionality of our website. Specifically, we anticipate that we will be able to employ the licensed software process in the internal workings of our website to enable us to receive documents in any readable form from our contributors and convert them into an Adobe readable format. The loan was evidenced by Accu-Search, Inc.'s promissory note that accrues interest at the rate of 12% annually. We believe that this will enhance accessibility to our website due to the extensive employment by Internet users of Adobe software in order to view documents retrieved from Internet websites. While no assurance can be given, we anticipate that we will maintain an ongoing working relationship with Accu-Search, Inc. The principal amount of the promissory note together with accrued interest was due and payable on December 31, 2001.

     Subsequent to the date of the financial statements, the Company agreed to exchange $228,000 of debt for 37,004 shares of Series A Convertible Preferred Stock and remit payment of $23,447.

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

Item 2. Changes in Securities

     100,000 Shares of unregistered common stock were issued to each of MacAlister Smith, Jack Rubinstein, Phil Chait and Sheila Corvino in lieu of fees outstanding.

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

Date: August 20, 2002


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





































Draft  08/16/2002  9:40 AM





F-5


F-8