Form 10QSB
period 2002-09-30
PIPELINE DATA INC
filed 2002-11-21
CIK 1086533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               PIPELINE DATA INC.
                                  Form 10-QSB/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended September 30, 2002

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

     [X] Yes [ ] No

PIPELINE DATA, INC.
SEPTEMBER 30, 2002 QUARTERLY REPORT ON FORM 10-QSB
TABLE OF CONTENTS Page Number

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

QUARTERLY REPORT ON FORM 10QSB FOR PIPELINE DATA INC.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 discusses financial projections, information or expectations about the products or markets of our company, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, readers should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I

                       ITEM 1.  FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2002, and the results of its operations and changes in its financial position from January 1, 2002, through September 30, 2002, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

                          INDEX TO FINANCIAL STATEMENTS



Part 1 - Financial Information

Item 1 - Financial Statements


Balance Sheet as of September 30, 2002 (Unaudited) and December 31, 2001 F-2


Statement of Operations for the nine and three months ended September 30, 2002 and 2001 F-3- F-4


Statement of  Stockholders'  Equity for the nine months ended September 30, 2002
F-5



Statement of Cash Flows for the nine months ended September 30, 2002 F-6


Notes to Financial Statements F-7 - F-9



                                                          PIPELINE DATA, INC.

                                                       CONSOLIDATED BALANCE SHEET


                                                                               December 31, 2001      September 30, 2002
                                   ASSETS                                                                   Unaudited
CURRENT ASSETS
    Cash and cash equivalents                                                      $     94,295            $    97,107
    Accounts receivable                                                                  51,518                273,238
     Inventory                                                                                0                 17,169
     Advances and prepaid expenses                                                            0                 12,095
     Note receivable                                                                    230,000                      0
                                                                                        -------                      -

           Total current assets                                                         375,813                399,609
                                                                                        -------                -------

PROPERTY AND EQUIPMENT, net                                                              35,580                145,529
                                                                                         ------                -------

OTHER ASSETS
     Investment-Convertible preferred stock                                                   0                228,000
     Goodwill                                                                                 0                176,005
                                                                                              -                -------

              Total other assets                                                              0                404,005
                                                                                              -                -------

                       TOTAL ASSETS                                                $    411,393             $  941,143
                                                                                   ------------             ----------




         LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
    Accounts payable and accrued expenses                                          $    105,535           $    496,940
    Taxes payable                                                                             0                123,978
    Loan payable-revolving line of credit                                                70,315                 59,071
    Notes payable                                                                             0                123,857
                                                                                              -                -------

            Total current liabilities                                                   175,850                803,846
                                                                                        -------                -------
LONG-TERM LIABILITIES
     Officer loans payable                                                                    0                100,000
     Notes payable                                                                            0                 56,000
                                                                                           -                 ------
            Total long-term liabilities                                                       0                156,000
                                                                                             -                -------
STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, authorized 5,000,000 shares $.001 par value each. At
     December 31, 2001 and September 30, 2002, there are 0
     shares and 5,000 shares outstanding respectively                                                                5
      Common stock authorized 20,000,000 shares, $.001
      each. At December 31, 2001 and September 30, 2002 there
      are 10,986,890 and 11,986,890 shares outstanding respectively                      10,987                 11,987

     Additional paid-in capital                                                       1,045,349              1,140,347
    Retained Earnings (deficit)                                                        (820,793)            (1,163,042)
                                                                                       ---------            -----------
         Total stockholders' equity (deficit)                                           235,543                (10,703)
                                                                                        -------                --------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $     411,393          $     941,143
                                                                                   ============           ============

The accompanying notes are an integral part of these statements.

                                                                 F-2

                                                          PIPELINE DATA, INC.

                                                 CONSOLIDATED STATEMENTS OF OPERATIONS






                                                                                            Nine months ended
                                                                          September 30, 2001          September 30, 2002
                                                                           Unaudited                      Unaudited



Revenue                                                                      $     477,916           $  1,675,874

Cost of goods sold                                                                  60,909                242,238
                                                                                   -------                -------

          Gross profit                                                             417,007              1,433,636
                                                                                   -------              ---------

Operating Expenses
    Selling, general and administrative                                            525,008              1,491,173
    Depreciation                                                                       759                 26,365
                                                                                       ---                 ------

          Total operating Expenses                                                 525,767              1,517,538
                                                                                   -------              ---------


          Net Income (loss) from operations                                       (108,760)               (83,902)

Other income and expenses
     Interest income                                                                 6,716                 18,837
     Interest expense                                                              (18,203)                (4,028)
                                                                                   ========                =======

           Total other income (expenses)                                           (11,487)                14,809
                                                                                   --------                ------

                  Income (loss)                                               $  ( 120,247)           $  ( 69,093)
                                                                              -------------           ------------


Basic and diluted earnings per common share                               $         (0.04)       $         (0.01)
                                                                          ================       ================

Weighted average shares outstanding, basic and diluted                           3,116,890             11,986,890




The accompanying notes are an integral part of these statements.


                                                          PIPELINE DATA, INC.

                                                 CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                           Three months ended
                                                                          September 30, 2001         September 30, 2002
                                                                            Unaudited                     Unaudited



Revenue                                                                     $      324,079           $    290,137

Cost of goods sold                                                                  18,604                 29,893
                                                                                    ------                 ------

          Gross profit                                                             305,475                260,244
                                                                                   -------                -------

Operating Expenses
    Selling, general and administrative                                            354,708                407,252
    Depreciation                                                                       759                  2,276
                                                                                       ---                  -----

          Total operating Expenses                                                 355,467                409,628
                                                                                   -------                -------


          Net Income (loss) from operations                                        (49,992)              (149,384)

Other income and expenses
     Interest income                                                                   210                  6,000
     Interest expense                                                              (18,203)                  (733)
                                                                                   ========                  =====

           Total other income (expenses)                                           (17,993)                 5,267
                                                                                   --------                 -----

                  Income (loss)                                                $  ( 67,985)           $  (144,117)
                                                                               ------------           ------------


Basic and diluted earnings per common share                                      $  (0.02)              $  (0.01)
                                                                                 =========              =========

Weighted average shares outstanding, basic and diluted                           3,116,890             11,986,890


The accompanying notes are an integral part of this statement.


                               PIPELINE DATA, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                    UNAUDITED




                                                                             Additional

                                                         Common stock         Paid-in       Accumulated
                                                       Shares    Amount       Capital          Loss

                                                                                                                Total

Balance at December 31, 2001                        10,986,890 $  10,987   $ 1,045,349      $ (820,793)   $    235,543

                                                    ==========

 On August 26, 2002, Northern Merchant Services
  Merger of 1,000 shares of common  stock into
  1,000,000 shares in exchange of stock of SecurePay 1,000,000     1,000        95,003        (273,156)       (177,153)
  (5,000 shares of series A preferred                                              (5)                               0
 conv.)             $5
Net loss for nine months ended Sept. 30, 2002                                                  (69,093)        (69,093)
                                                    -----------   --------     ----------     ---------       ---------

Balance at September 30, 2002                       11,986,890  $ 11,987     $ 1,140,347   $(1,163,042)   $    (10,703)
                                                 =============  ==========   ============  ============   ============


The accompanying notes are an integral part of this statement.



                                                          PIPELINE DATA, INC.

                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     Nine months            Nine months ended
                                                                                        ended
                                                                                     September 30,          September 30, 2002
                                                                                          2001
                                                                                        Unaudited              Unaudited
OPERATING ACTIVITIES
    Net (loss)                                                                    $  ( 120,247)              $  (69,093)
    Adjustments for noncash and nonoperating items:
            Depreciation                                                                   759                   26,365
          Non-cash compensation-consulting fees paid                                    67,500                        0

     Changes in operating assets and liabilities, net of acquisitions:
         Receivables                                                                         0                  (74,242)
         Note receivable                                                                     0                   10,123
         Inventory                                                                           0                   (1,275)
         Advances and prepaid expenses                                                       0                  (10,913)
          Officer loans payable                                                              0                  100,000
                Accounts payable and accrued expenses                                  (97,502)                (199,707)
                Other loans and notes payable                                                                   154,497
                Taxes payable                                                                0                   50,975
                                                                                             -                   ------

     Cash provided (used) by operating activities                                     (149,490)                 (13,270)
                                                                                      ---------                 --------

INVESTING ACTIVITIES
    Capital expenditures                                                                     0                   (4,261)
                                                                                             -                   -------

    Cash used by investing activities                                                        0                   (4,261))
                                                                                             -                   --------

NET  (DECREASE) IN CASH                                                               (149,490)                 (17,531)

    CASH BALANCE BEGINNING OF PERIOD                                                   301,013                   97,107
                                                                                       -------                   ------

    CASH BALANCE END OF PERIOD                                                     $   151,523                   79,576
                                                                                   -----------                   ------


    NON CASH ACTIVITIES:
            Interest                                                              $     18,203              $     4,028
            Corporate income taxes                                                $          0              $         0
             Note receivable conversion to investment stock                       $          0              $   228,000
            Business acquisition-NMS                                              $          0              $    96,003



The accompanying notes are an integral part of these statements.

                                                                 F-
                                                          PIPELINE DATA, INC.


                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2002
                                    Unaudited



NOTE A - BASIS OF PRESENTATION

1.   Financial Information

     The consolidated financial statements include the accounts of the parent holding company, Pipeline Data, Inc. (the "Company"); and its majority-controlled subsidiaries, SecurePay.com, Inc. ("SecurePay") and Northern Merchant Services, Inc. ("Northern Merchants), together with the Company. All significant intercompany accounts and transactions have been eliminated.

     The Consolidated Balance Sheet as of September 30, 2002, the Consolidated Statements of Operations , statement of cash flows and statement of stockholders equity for the nine months and three months ended September 30, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and for all periods presented have been made.

     These statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not necessarily include all information and footnotes necessary to a presentation of the financial position, the results of operations and the cash flows, in conformity with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2001. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.



  NOTE B--EARNINGS PER SHARE

     Basic loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. During the nine month periods through September 30, 2002, there were no dilutive securities outstanding.


  NOTE C - INCOME TAXES

     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of September 30, 2002, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward and was fully offset by a valuation allowance.

     At September 30, 2002, the Company has net operating loss carry forwards for income tax purposes of $1,163,042. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2010. The components of the net deferred tax asset as of are as follows:

         Deferred tax asset:
         Net operating loss carry forward                         $  (395,434)
         Valuation allowance                                      $  (395,434)
         Net deferred tax asset                                   $    -0-

                               PIPELINE DATA, INC.


                    NOTES TO FINANCIAL STATEMENTS (continued)

                               September 30, 2002
                                    Unaudited




     The Company recognized no income tax benefit from the loss generated for the period from the date of inception to September 30, 2002. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.



NOTE D - COMMITMENTS AND CONTINGENCIES

     Lease agreements

     The company occupies office space at the office of the Chairman of the Board at 250 East Hartsdale Avenue, Hartsdale, New York, 10530 at a monthly rental of $500. The offices of the company's subsidiary, SecurePay, Inc. are located at 1599 Washington Street, Braintree, Massachusetts and the Company's other subsidiary Northern Merchant Services, Inc. is located at 12 West Main Street, Brasher Falls, New York 13616 at a monthly rental of $1,000. Its website is located at http://www.securepay.com.

                               PIPELINE DATA, INC.


                    NOTES TO FINANCIAL STATEMENTS (continued)

                               September 30, 2002
                                    Unaudited




NOTE E - STOCK OPTION ISSUANCES

     In February 2001, the company instituted the 2001-02 Non Statutory Stock Incentive Plan in order to award stock options, restricted stock and stock bonuses to selected individuals who make contributions to the success of our company.

     During the nine months ended September 30, 2002, the company issued the following options: 200,000 Options to Sheila Corvino Esq., for legal services, strike price $0.35. 150,000 Options to Sheila Corvino Esq., for legal services, strike price $0.40. 350,000 Options to MacAlister Smith for services, strike price $0.40. 150,000 Options to R. Scott Barter for analytical and financial research services, strike price $0.35.

     As of September 30, 2002, no options have been exercised and the Company has reserved an aggregate of 585,000 shares of common stock pending the exercise of the options.

     Stock option activity is summarized as follows:

      Options outstanding at beginning of year                  -0-
      Granted                                              1,535,000
      Exercised                                                 -0-
      Options outstanding at end of the period  1,535,000

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

                               PIPELINE DATA, INC.


                    NOTES TO FINANCIAL STATEMENTS (continued)

                               September 30, 2002
                                    Unaudited


NOTE F - NOTE RECEIVABLE

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

     In July, 2002, the Company agreed to exchange $228,000 of debt for 37,004 shares of Series A Convertible Preferred Stock and remit payment of $23,447.


NOTE G - ACQUISITION

     On August 26, 2002, the Company consummated a merger with Northern Merchant Services, Inc. ("NMS"), a New York corporation. The Company issued five thousand shares of Series A Preferred Convertible Stock. The stock is convertible into one thousand (1,000) shares of common stock of the Company at the conversion price of $0.50 per common share and one million common shares of the Company in exchange for all of the capital stock of NMS.

     In addition, Kevin Weller and Nancy Smith-Weller have certain earn-in capabilities based upon account retention milestones achieved within a specified period of time. Each time the Company, as a wholly owned subsidiary of the Company, attains 5,000 merchant accounts, the Company is required to issue to the shareholders of NMS an aggregate of one million (1,000,000) common shares of the Company, up to an aggregate of 3,000,000 common shares. This earn-in restriction shall expire on the fourth anniversary of the date of this acquisition agreement governing the transaction. Further, Kevin Weller, President of the Company will be appointed to Pipeline's board of directors and remains President of NMS. Nancy Smith-Weller, vice president of the NMS will be appointed Vice President of the Company. Kevin Weller and Nancy Smith-Weller are married. As a result of this transaction, together the two former shareholders of NMS may be deemed to have a controlling interest in the Company.

     The transaction has been accounted using the purchase method of accounting, and the purchase price of the transaction is based on the fair market value of the Company's common stock issued. The purchase price will be allocated to the Company's assets acquired and liabilities assumed by NMS based on their relative fair market values at the acquisition date for as the issuance of shares of common stock.



     Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations For The Nine Months Ended September 30, 2002.


     The company had been a development stage enterprise from its inception June 23, 1997 through December 31, 2001. The company is in the process of developing a web site on the World Wide Web for the purpose of selling health care products and sharing its expertise by doing consulting. During this development period, management devoted the majority of its efforts to initiating the process of the web site design and development, obtaining new customers for sale of consulting services, developing sources of supply, developing and testing its marketing strategy and finding a management team to begin the process of: completing its marketing goals; furthering its research and development for its products; completing the documentation for and selling initial shares through the company's private placements; and completing the documentation for the company's initial public offering. These activities were funded by the company's management and investments from stockholders. The company has not yet generated sufficient revenues during its limited operating history to fund its ongoing operating expenses as they relate to the development of the website. There can be no assurance that development of the web site will be completed and fully tested in a timely manner and within the budget constraints of management and that the company's marketing research will provide a profitable path to utilize the company's marketing plans.

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

     On August 26, 2002, the Company consummated a merger with Northern Merchant Services, Inc. ("NMS"), a New York corporation. The Company issued five thousand shares of Series A Preferred Convertible Stock. The stock is convertible into one thousand (1,000) shares of common stock of the Company at the conversion price of $0.50 per common share and one million common shares of the Company in exchange for all of the capital stock of NMS. The transaction has been accounted using the purchase method of accounting, and the purchase price of the transaction is based on the fair market value of the Company's common stock issued. The purchase price was allocated to the NMS's assets acquired and liabilities assumed by the Company based on their relative fair market values at the acquisition date for as the issuance of shares of common stock.

     Results of Operations for the nine months ended September 30, 2002 as compared to the nine months ended Sepember 30, 2001.

     For the nine months ended September 30, 2002, the company generated net revenues of $1,675,874 as compared to revenues of $477,916 for the nine months ended September 30, 2001. The company's cost of goods aggregated $242,238 as compared to $60,909 for the nine months ended September 30, 2001 and yielded a gross profit of $1,433,636 as compared to $417,007 for the nine months ended September 30, 2001.

     The company's general and administrative costs aggregated approximately $1,491,173 for the nine months ended September 30, 2002 as compared to $525,008 for the nine months ended September 30, 2001 consisting of the following categories as a percentage of revenues for the nine months ended September 30, 2002: Rent 27,235 12.1% Professional Fees relating to the acquisition representing 34,286 8.26% Payroll and Taxes 92,592 43.7% Telephone 36,312 11.6% Postal 9,405 3.2% Office 14,582 5.3%.

     The company increased its cash position to $97,107 at September 30, 2002 from a balance of $94,295 as of December 31, 2001. The company continued to be funded in part from an increase in accounts payable and accrued expenses by $383,681 and increasing its loan from American Express by $49,749. The company expended cash to increase accounts receivable by $221,720 at September 30, 2002. Management believes that it will be able to fund the company through its present cash position and the continuation of revenue producing activities by its subsidiary SecurePay. It may need to seek further capital through exercise of its warrants or by other capital raising needs in order to continue to grow the company. Financial Condition

Forward-Looking Information

     This  report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements that are based on certain assumptions and describe future plans, strategies, and expectations of the Company are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse affect on the operations and future prospects of the Company include, but are not limited to, the availability of immediately workable backlog, mix of work, weather, changes in interest rates and general economic conditions, and legislative/regulatory changes. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.


     Item 3. Controls and Procedures

     As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Corporate Executive Committee ("CEC") and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEC and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.



                           PART II - OTHER INFORMATION

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

Item 2. Changes in Securities

     333,333 unregistered shares of the Company's common stock were issued by the Company in a private transaction for $100,000.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security-Holders

     The following matters were approved by a majority of the company's common shareholders on March 19, 2002: the acquisition of Northern Merchants Services, Inc. and the appointment of Kevin Weller as director.

Item 5. Other information

     None.

Item 6. Exhibits and Reports on Form 8-K

     A report on Form 8-K discussing the company's acquisition of Northern Merchants Services, Inc. as its wholly owned subsidiary and its change in control was filed on August 29, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2002

                                    Pipeline Data, Inc..
                                    -----------------------------------------
                                  (Registrant)



                                    /s/ MacAllister Smith
                                    -----------------------------------------
                                    MacAllister Smith
                                    President



                                    /s/ Donald Grunseisen
                                    -----------------------------------------
                                    Donald Grunseisen
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS

I, MacAllister Smith, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Pipeline Data, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   Presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002
                                              /s/ MacAllister Smith
                                              ----------------------------------
                                              MacAllister Smith
                                              President

I, Donald Grunseisen, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Pipeline Data, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   Presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002
                                              /s/ Donald Grunseisen
                                              ----------------------------------
                                              Donald Grunseisen
                                              Chief Financial Officer