Form 10KSB
period 2002-12-31
PIPELINE DATA INC
filed 2003-04-16
CIK 1086533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               PIPELINE DATA INC.
                                   Form 10-KSB

     X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT
          OF 1934 For the fiscal year ended December 31, 2002

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     State issuer's revenues for its most recent fiscal year. $1,142,558

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of December 31, 2002, there were 12,706,723 shares of the registrant's common stock, par value $0.001 issued and outstanding. As of April 15, 2003, the market value of securities held by non-affiliates is $161,822 based on the average of the high and low bid prices as reported by Yahoo.com. for the 60 day period ending April 14, 2003. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 12,706,723 shares of common stock, par value $0.001, as of April 14, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). Post-effective Amendment No. 3 to our registration statement as filed on December 27, 2002.

     Transitional Small Business Disclosure Format (Check one): Yes _ ; No X

                                TABLE OF CONTENTS


Item Number and Caption

PART I

ITEM 1. Business.............................................................. 2

ITEM 2. Properties............................................................26

ITEM 3. Legal Proceedings.....................................................26

ITEM 4. Submission of Matters to a Vote of Security Holders...................26

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters..............27

ITEM 6. Management's Discussion and Analysis of Financial Condition and
               Results of Operations..........................................31

ITEM 7. Financial Statements................................................. 37

ITEM 8. Changes in and Disagreements with Accountants on
               Accounting and Financial Matters.............................. 38

PART III

ITEM 9. Directors and Executive Officers..................................... 38

ITEM 10. Executive Compensation.............................................. 41

ITEM 11. Security Ownership of Certain Beneficial Owners
        and Management....................................................... 46

ITEM 12. Certain Relationships and Related Transactions...................... 49

ITEM 13. Exhibits and Reports on Form 8-K.................................... 62

               ANNUAL REPORT ON FORM 10KSB FOR PIPELINE DATA INC.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Annual Report on Form 10-KSB for the year ended December 31, 2002 discusses financial projections, information or expectations about the products or markets of our company, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Annual Report, in "Management's Discussion and Analysis". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report. When considering such forward-looking statements, readers should keep in mind the risks referenced above and the other cautionary statements in this Annual Report.

                                     PART I

Item 1. Business.

Company Background and History

     We are a Delaware corporation that was incorporated in June 1997. During 1998, we researched and developed an online system to easily access and deliver requested information from industry members of the healthcare, pharmaceutical and biotechnology industries to subscribers to our site. This research focused on refining the process in which we receive the relevant information from the individual, quickly relate this information to the customer, and then relay back to the customer the relevant information he or she requested. We launched the initial beta-version of our website at http:/www.healthpipeline.com in August 1999.

     During our development period, management devoted the majority of its efforts to initiating the process of the web site design and development, obtaining new customers for sale of consulting services, developing sources of supply, developing and testing its marketing strategy and finding a management team to begin the process of: completing its marketing goals; furthering its research and development for its products; completing the documentation for and selling initial shares through the company's private placements; and completing the documentation for the company's initial public offering. These activities were funded by the company's management and investments from stockholders.

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

     On March 14, 2002, Accu-Search renegotiated their note with us. As of December 31, 2002, the balance of principal and interest due aggregated $230,000. We agreed to settle this balance due as follows. We converted the $228,000 into preferred stock of Accu-Search. They remitted an upfront payment of $23,447 in cash. In addition, Accu-Search will pay our company 3% interest quarterly equally $6,840, per quarter and will provide Pipeline Data two years web access to Accu-Search's on-line data and map system. Final contracts are being finalized and it is expected that this transaction should be signed and monies delivered on or about April 30th. We believe this access could prove helpful to the business of our subsidiary, SecurePay.com, Inc. ("SecurePay").

     Our relationship with Accu-Search and our report from Rainbow Media helped result in our concentrating more on the data-base delivery aspect of our business.

     On March 8th, 2002, Jack Rubinstein, our chairman of the board, lent our company $100,000 for working capital purposes. The promissory note evidencing this transaction has a term of one year and bears simple interest at the rate of 8%. The principal and interest of the note is convertible into common stock of Pipeline at the then current market price of $0.35 per share. Upon conversion , Mr. Rubinstein shall receive warrants equal to 100% of the number of shares converted with minimum warrant issuance of 100,000 shares.

     Our goal has been to become a pipeline of data to the public. After much research and negotiation, we acquired all of the stock of SecurePay, on March 19, 2002. SecurePay is an integrated provider of transaction processing services, gateway services, related software application products and value added services primarily to small-to-medium sized merchants operating either in the physical "brick and mortar" world, mobile merchant (wireless) or the virtual world of the Internet. SecurePay developed and began marketing technologies and services that provide secure, convenient means of making and accepting payments over the Internet, wireless devices and Web (TCP/IP) connected PC and cash registers. SecurePay provides transaction processing support for all major credit and charge cards, including Visa, MasterCard, American Express, Discover, Diner's Club and JCB, and also provides access to debit card processing and check verification services. It provides merchants with a broad range of transaction processing services, including authorizing card transactions at the point-of-sale, capturing and transmitting transaction data, effecting the settlement of payments and assisting merchants in resolving billing disputes with their customers. In addition, SecurePay has developed several value-added software applications that can be delivered to its customers and updated via its proprietary host network (the "SecurePay Host"). The capabilities of the SecurePay Host result in rapid response time and its substantial bandwidth facilitates the delivery of sophisticated value added services. SecurePay's ability to effectively employ technology, together with the capabilities of the SecurePay Host, enable it to respond quickly and effectively to the changing and diverse needs of its merchant customers.

     As a result of this transaction, SecurePay became our wholly owned subsidiary. The acquisition of SecurePay was accomplished by a stock for stock exchange in which we acquired all of the issued and outstanding common stock of SecurePay in exchange for the issuance of seven million six hundred thousand (7,600,000) newly issued shares of our common stock. The former shareholders of SecurePay have certain earn-in capabilities based upon revenue milestones achieved within a specified period of time. Seven million six hundred thousand (7,600,000) shares of our common stock are being held in escrow. If and when SecurePay's gross revenue run rate reaches $100,000 per month as determined by our most recent Form 10Q or Form 10K, then we shall issue an additional 3,800,000 shares of our common stock to former shareholders of SecurePay. If and when SecurePay's gross revenue run rate reaches $200,000 per month as determined by the most recent Form 10Q or Form 10K then we shall issue an additional 3,800,000 of our shares of common stock to former SecurePay shareholders. The deadline for meeting these revenue targets terminates on March 31, 2005.

     With the acquisition of SecurePay, Mr. Rubinstein remained as our chairman of the board. MacAllister Smith joined our board and became our president and chief executive officer. Mr. Smith has held ownership positions in two transaction processing companies that have successfully merged with public companies, Pinnacle Financial Technologies, Access Services, Inc. Previously, he was regional vice president for NOVA Information Systems, Inc. (NYSE: NIS). Mr. Anthony Reynolds became our chief technology officer.

     On August 26, 2002, we acquired all the capital stock of Northern Merchant Services. Northern Merchant Services, Inc. ("NMSI") is an independent sales organization which markets and services electronic credit card authorization and payment systems to merchants located throughout the United States. NMSI's operating and growth strategies focus on expanding NMSI's customer base of small and medium-sized merchants through bank referrals, direct sales, independent sales agents, trade and other association affiliations, merchant portfolio purchases and superior customer service. NMSI has experienced rapid growth in its total merchant portfolio base which has fostered significant growth in NMSI's revenues and earnings. This increase in revenues has resulted primarily from new merchant contracts generated through NMSI's marketing and sales efforts and revenue enhancements with existing merchants.

     As a result of this transaction, NMSI became our wholly owned subsidiary. The acquisition of NMSI was accomplished by a stock for stock exchange in which we acquired all of the issued and outstanding common stock of NMSI in exchange for (i) five thousand shares of series A preferred convertible stock (the "Preferred Shares"), each preferred share is convertible into one thousand (1,000) shares of our common stock at the conversion price of $0.50 per common share and (ii) one million of our common shares. In addition, the former shareholders of NMSI have certain earn-in capabilities based upon account retention milestones achieved within a specified period of time. Each time the NMSI, as our wholly owned subsidiary, attains 5,000 merchant accounts, we shall issue to the former shareholders of NMSI an aggregate of one million (1,000,000) common shares, up to an aggregate of 3,000,000 common shares. This earn- in restriction shall expire on the fourth anniversary of the date of the acquisition agreement governing the transaction.

     We agreed that during the 36-month period from the date (the "36-month Period") of the NMSI Acquisition Agreement (August 26, 2005), we shall offer to repurchase the Preferred Shares from the Kevin and Nancy Weller for $2,500,000. In the event we fail to do this, the merchant portfolio shall revert back to the Wellers. The Wellers have the option of refusing this offer of repurchase or accepting it in whole or in part. If the Wellers refuse our offer, we are under no further obligation to repurchase the Preferred Shares. The Wellers have the option to exercise their Preferred Shares at any time in whole or in part. The amount recouped by the Wellers upon the conversion and sale of the Preferred Shares or conversion of the Preferred Shares into shares of common stock shall reduced our repurchase commitment on a pro-rata basis. In addition, a part of the NMSI Acquisition Agreement, the Wellers are afforded the opportunity to borrow an aggregate amount of $200,000. During the 36-month Period , we agreed not to transfer or suffer any encumbrances on the merchant portfolios sold to us by NMSI, except to facilitate NMSI shareholder loans or payment of the $2,500,000 repurchase price (as discussed below).

     Kevin Weller, president of NMSI has been appointed to our board of directors and president of the NMSI subsidiary. Nancy Weller, vice president of NMSI has been appointed vice president of the NMSI subsidiary. Kevin and Nancy Weller are married.

Industry Overview

     Card-based payment processing for merchants has emerged as one of the fastest growing segments of the transaction processing industry. The proliferation in the uses and types of credit cards, rapid technological advances in transaction processing and financial incentives offered by credit card issuers have contributed greatly to wider merchant acceptance and increased consumer use of such cards. For example, industry sources indicate that the use of credit cards, and thus the business of credit card transaction processing, is an ever-growing trend within the world of consumer and business-to-business non-cash payments. Industry research shows that this market will surpass the $2 trillion transaction mark in 2005. Credit cards have grown at a compounded annual growth rate of approximately 15.6%, with 2000 eclipsing 20% worldwide growth.

     Electronic credit card transaction processing services encompass a variety of functions including data capture, communication and authorization and settlement. A typical transaction begins when a customer presents a credit card to a merchant for payment. The card is swiped through an electronic terminal, which has been placed with the merchant by a bank or a non-bank service provider. The cardholder' purchase is electronically authorized by the issuing bank. Simultaneously, pertinent data relating to the transaction is recorded electronically by the terminal and transferred to a processor where the data is stored for use in settlement and client reporting. Both the authorization and data capture functions of the terminal involve transmissions of data via an electronic network. The processor transmits the total merchant charge to the card issuing institution through the Visa and MasterCard credit card associations and arranges for funds to be transferred to the merchant's bank. The merchant's account is credited with the full retail purchase amount, generally within 48 to 72 hours, and the card issuer then enters the transaction on the cardholder's monthly statement.

The Business of our Subsidiary SecurePay
----------------------------------------------------
Business Summary

     SecurePay is a custom credit card transaction processor serving as a gateway intermediary between the customer and the financial networks for the acceptance of credit card payments by merchants. Every credit card transaction worldwide is processed by a third-party working in conjunction with the financial networks. SecurePay processes all major card types including Visa, MasterCard, Amex, Discover and JCB. Presently, SecurePay's proprietary solutions include: wireless applications operating on cell phone networks, PDA devices to support mobile merchant card acceptance applications, proprietary shopping cart solutions, virtual credit card terminals and multiple custom interfaces to support Value Added Resellers. . History of Development and Intellectual Property The SecurePay host software has been in development since 1999 and was beta tested and refined in 2001. There are currently approximately 2000 merchants operating on the system.

Merchant Services Provided By SecurePay
---------------------------------------------------
     Authorization Services

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

     Software Application Products And Value-Added Services

     In addition to card transaction processing, SecurePay offers related software application products and value-added services to its merchant customers. These products and services are designed to run on Internet connected Windows-based PCs and wireless devices. Offering a broad range of products and services historically unavailable to small-to-medium sized merchants is an integral part of SecurePay's strategy of focusing on these merchants and differentiating itself among the banks and Independent Sales Organization's ("ISO") serving this market segment. Management believes that the quality and reliability of its products and services enhance SecurePay's ability to attract and retain merchant customers.

SecurePay currently offers a variety of products and services, each with a differing application, including the following:
-------------------------------------------------------------------------------

     Virtual Terminal

     SecurePay's virtual terminal is the core SecurePay Host product which allows payment processing via any Internet connected device. Its virtual term allows a card reader attached to a PC to read the entire magnetic stripe across the Internet, thereby qualifying a merchant for the lowest possible fees for card acceptance. The virtual terminal can process sales, voids, forces and returns. The address verification system (AVS) confirms shipping and cardholder address information to protect merchants from fraud. It will process recurring transactions and allows access to the entire suite of reporting functions. All transactions are encrypted using industry standard SSL.

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

    Palm and Windows CE Based Devices


     SecurePay has developed a proprietary payment application utilizing Palm OS and Windows CE to allow the acceptance of card payment over wireless Internet connected PDA and cell phone devices. In addition to the many third-party applications available, the SecurePDA and Cell phone based applications provide functionality and value added features that previously were the domain of only the largest companies. The SecurePDA and cell phone applications features include: store and forward, signature capture, error correction, full reporting and customizable data fields and a price point less than any other traditional wireless card processing devices on the market. . The wireless solution enables it to process transactions utilizing airwaves, as opposed to traditional phone lines, for wireless transaction authorization and processing. Wireless enabled transaction authorization and processing in environments where traditional phone lines are unavailable, inconvenient and/or prohibitively expensive, affords merchants increased flexibility, mobility and security in processing card transactions. Further, wireless technology allows merchants that have relied on paper-based processing, where the ability to check if a card is stolen or credit limits exceeded is generally unavailable or inconvenient, to convert to electronic processing. In so doing, such merchants can also avoid the higher rates imposed by both Visa and MasterCard for paper-based transactions or key entered transactions.

     Procurement and Purchasing Cards

     Corporate procurement and purchasing cards are growing in popularity and flexibility of use, and SecurePay is exploring opportunities intended to take advantage of this emergence. Procurement and purchasing cards, although very similar in most respects to bank and charge cards, are tailored to a specific business and functionality. Purchasing cards may be used, for example, to replace the traditional use of paper-based purchase orders, confirmations and invoices with electronically authorized, processed and recorded transactions. Another illustrative use of a purchasing card is an insurance company that issues purchasing cards to its policyholders for the purchase by such policyholders of medical supplies, prescriptions and services from certain health care providers, all of whom have agreed, in advance, to accept the insurance company's purchasing cards. Purchasing cards can be used effectively in these and other capacities to reduce the costs, human error and security issues associated with paper-based transactions, while concurrently offering the benefits of increased flexibility and functionality, including specialized review, reporting and accounting functions.

The Business of Our Subsidiary NMSI
---------------------------------------------

     Business Summary

     NMSI targets small and medium-sized merchants as its primary customer base. These merchants generally have a lower volume of credit card transactions, are difficult to identify and have traditionally been underserved by credit card processors. Management of NMSI estimates that there are approximately 3.2 million merchant locations in the United States currently accepting Visa and MasterCard credit cards in the small merchant market segment and that approximately 2.0million of such small merchant locations utilize electronic processing for credit card transactions. Management believes the small and medium-sized merchant market offers NMSI significant growth opportunities for the "first time" installation and subsequent servicing of credit card authorization and payment systems.

     NMSI utilizes exclusive contractual relationships with banks/direct salespersons, trade associations, distributors and wholesalers to reach merchants that would otherwise be difficult to identify and locate using customary marketing practices. Pursuant to these relationships, banks/direct salespersons endorse the processing systems marketed and serviced by NMSI and participate in originating new customers for NMSI. Through the use of its field sales force, management believes NMSI's cost structures will continue to be competitive with the cost structures of its competitors.

     Management believes increased competition in the industry and other factors have pressured certain competitors to dispose of all or a portion of their merchant portfolios. As a result, management believes many opportunities for portfolio purchases exist as the industry continues to consolidate. NMSI believes it has the management experience necessary to successfully integrate purchased merchant portfolios on a cost-effective basis, thereby achieving better economies of scale.

     NMSI provides comprehensive customer service and support to its merchants requiring consultative problem solving and account management. Management believes that providing cost-effective, reliable and responsive service is the most effective long-term strategy to retain its merchant base. Through internally generated sales of merchant accounts, purchases of merchant account portfolios, retention of merchants and the increasing use and acceptance of credit cards, management believes NMSI has developed a stable and growing recurring base of revenues.

     Market Outlook

     Historically, the larger acquiring banks have marketed credit card processing services to national and regional merchants, not emphasizing small to medium-sized merchants, as small merchants are often difficult to identify and expensive to service. This created an opportunity for non-banks, including independent service organizations such as NMSI, that recognized the business potential of providing electronic processing to these small merchants. Management estimates that there are approximately 3.2 million small merchant locations nationwide accepting Visa and MasterCard credit cards. The transaction processing industry has undergone rapid consolidation over the last several years with the three largest acquirers controlling over 50% of the market share. Merchant requirements for improved customer service and the demands for additional customer applications have made it difficult for some community and regional banks and independent service organizations to remain competitive. Many of these providers are unwilling or unable to invest the capital required to meet those evolving demands, and are leaving the transaction processing business or otherwise seeking partners to provide transaction processing for their customers. Despite this ongoing consolidation, the industry remains fragmented with respect to the number of entities providing merchant services. Management believes that these factors will result in continuing industry consolidation over the next several years.

     Operating Strategy

     Focus on Small to Medium-Sized Merchants. NMSI has focused its marketing efforts on small to medium-sized merchants, which have traditionally been underserved by processing banks. Management believes it understands the unique characteristics of this market segment and has tailored its marketing and servicing efforts accordingly. NMSI is able to provide electronic processing systems at rates that generally are lower than those available from small local processors as a result of its transaction volume.

     Create Bank/Direct Sales Relationships. NMSI utilizes exclusive contractual relationships with banks/direct salespersons to reach small merchants that would otherwise be difficult to identify and locate using customary marketing practices. Pursuant to these relationships, banks/direct salespersons endorse the processing systems marketed and serviced by NMSI and participate in originating new customers for NMSI. Minimize Marketing Expense. Using the leads generated by its banks/direct sales relationships provides NMSI with a cost-effective means of contacting small merchants that traditionally have been difficult to reach.

     Deliver Customer Service Support. Management believes providing cost-effective, reliable and responsive service is the most effective long-term strategy to retain its merchant base. The size of NMSI's merchant base enables it to support a customer service program designed to provide consultative problem solving and account management. NMSI is continuing to upgrade its customer service information systems by installing new hardware and creating proprietary software applications to further enhance the customer service it provides and to accommodate future growth.

     Increase Operating Efficiencies. Currently, NMSI outsources its processing and network services from third-parties which have excess capacity and the expertise to handle NMSI's needs.

     Management believes because its merchant base generates significant transaction volume in the aggregate, NMSI has been able to negotiate competitive pricing from its processing and network providers at favorable rates. NMSI has achieved significant reductions in certain operating expenses through operational efficiencies, economies of scale and improved labor productivity. The Company intends to outsource processing and network services as long as it is economically more attractive than to develop and support these services within NMSI, allowing management to focus on its core business of sales, marketing and customer service.

     Maintain a Stable and Growing Recurring Revenue Base. Through merchant retention and increased credit card use, NMSI has developed a stable and recurring base of revenues. In addition to its high customer service level, NMSI's endorsements from banks/direct salespersons provide an additional link to its merchants that tend to reduce attrition. Furthermore, management believes that the size of the merchants it services make the merchants less likely to change providers because of the up-front costs associated with a transfer.

     Growth Strategy

     NMSI's growth strategy is to pursue internal growth through its internal and independent marketing venues and to acquire complementary merchant portfolios. Through the use of its bank/direct sales relationships, NMSI obtains new merchant accounts by offering merchants technologically advanced products and services with better levels of service than those obtainable from other sources. In addition to increasing its penetration of the small merchant segment, management intends to continue NMSI's growth through purchases of merchant portfolios from banks and other independent service organizations, assuming adequate financing and acceptable transaction terms are achieved.

     Marketing

     NMSI's marketing strategy is to solicit prospective merchants primarily through NMSI's banks/direct sales marketing programs. Under these arrangements, NMSI obtains the exclusive endorsement of the bank and receives initial and ongoing marketing assistance from the bank to its customers.

     Portfolio Acquisitions

     NMSI expects to acquire selected merchant portfolios that complement NMSI's existing customer base of small to medium-sized merchants. NMSI will perform an extensive review of the cash flow characteristics of each portfolio, the types of business conducted therein, the credit status of the merchants in the portfolio, NMSI's ability to control attrition of the portfolio and the opportunities the portfolio provides for revenue enhancement and cost reduction. The Company will determine a valuation of each portfolio acquisition opportunity based on a combination of these factors.

     Management believes the consolidation activity in the transaction processing industry offers NMSI many opportunities for portfolio purchases. NMSI's past management experience, coupled with operating efficiencies, should enhance NMSI's ability to successfully integrate purchased merchant portfolios on a cost-effective basis.

     Smaller independent service organizations are NMSI's primary source of portfolio acquisitions. Typically these service organizations have built portfolios to the limits of their servicing capabilities, are facing increasing competitive pressures from larger, lower cost providers and/or are seeking additional liquidity. Another source of portfolio acquisitions are commercial banks which, in an effort to lower their internal overhead, often sell or outsource their credit card servicing operations, creating the opportunity for buyers to acquire the existing merchant portfolio. Often, the small-merchant portion of these portfolios is viewed as being unattractive by acquiring banks or third-party processors and can be acquired at favorable terms. Management believes the portfolio acquisition market will continue to be an attractive source of new customers in the future.

     Processing Relationships

     NMSI markets and services electronic credit card authorization and payment systems pursuant to contractual relationships with processing banks that are members of Visa and MasterCard. Under such contractual relationships, NMSI's processing banks process merchant credit card transactions pursuant to contracts, the terms of which have been negotiated by NMSI and approved by the processing bank. NMSI's processing banks withhold from the merchants a discount rate and various fees for the processing of each credit card transaction. From NMSI's discount rate revenues, amounts are paid to the issuing bank, the network service provider, Visa or MasterCard and to the processing bank.

     Generally NMSI's agreements with processing banks contain aspects of both marketing and service. The marketing portions of the agreements permit NMSI to originate new merchants which then enter into contractual agreements with the processing banks for processing of credit card transactions. The service portion of the agreements permits NMSI to provide appropriate service (including terminal programming and shipping, employee training, equipment supply and repair and operational support) to the merchants solicited to process on the processing banks' systems. Although the marketing portion of the agreements is limited as to time, the service portion of these agreements is not. Accordingly, NMSI has a right to continue to receive revenues from these processors, so long as NMSI remains in compliance with the service agreement.

   Agreements With Processing Banks

     To date, NMSI relied on three banks to process the credit card transactions of NMSI's clients. At this time, NMSI's agreement with its principal processing bank, Nova Information Systems, Inc., a subsidiary of US Bankcorp (NIS), applies to approximately 90% of NMSI's aggregate merchant base. NMSI has agreements with its processing banks to provide for NMSI to continue to receive revenues as long as the merchants subject to the agreement process credit card transactions with the banks, NMSI provides the appropriate service to the merchants and NMSI otherwise remains in compliance with the terms of the agreement. Under the NIS agreement, NMSI bears no liability for any unfulfilled chargebacks. The agreement with the second processing bank also provides for no liability, while the third has limited liability. Each of NMSI's processing agreements may be terminated by either party in the event of default of obligations, insolvency or receivership, or failure to make payments when due or to abide by the rules and regulations of Visa and MasterCard. NMSI solicits, on a non-exclusive basis, merchants to process transactions with the processing banks.

     Network Services

     Networks provide an electronic connection or pathway between the merchant and NMSI's processing bank and are paid a fixed amount per transaction. All appropriate parties receive pertinent information from merchants via the networks. NMSI's relationships with its processing banks enable it to negotiate directly with network service providers to obtain volume discounts for network services.

     Discount Rate And Fees

     The primary source of revenue for NMSI is the discount rate paid by the merchant for each credit card transaction processed for that merchant. In addition to revenues derived from the discount rate, NMSI receives periodic fees from most of its merchants for providing various services which are reflected in the table below as "Average Fees per Transaction." The discount rate and fees are negotiated by NMSI, within the terms of NMSI's processing agreements, with each of the merchants to which NMSI provides services. NMSI contracts with third parties to provide a portion of the services to the merchant, including communication networks, transaction processing and monthly preparation of detailed merchant statements. Additionally, NMSI complies with the pricing structures established by Visa and MasterCard associations for the interchange fee paid to the retail consumers' card-issuing banks and the associations' fees. The primary costs incurred by NMSI in delivering its services to the merchants are: (i) an interchange fee paid to the card-issuing bank which is set by the Visa and MasterCard associations and which is calculated as a percentage of the transaction amount and/or an associated transaction fee, (ii) a fee calculated as a percentage of the transaction amount that is paid to the Visa or MasterCard association which is established by the member banks of the Visa and MasterCard associations, (iii) a fixed, per-transaction fee paid to the network service provider which is negotiated between NMSI and the network service provider and
(iv) a fixed, per-transaction fee paid to the processing bank which is negotiated between NMSI and the processing bank. Management believes, based on information received from NMSI's merchant customers, that the range of discount rates offered by other service providers is approximately 1.4% to 4.0%. The discount rates offered by NMSI are within this range.

     With Standard pricing models illustrated below when a merchant has a $100.00 sale the breakdown will be as follows with a discount rate of 1.79% and a per item of $.25

Sale                                      $100.00
Cost to merchant    $100.00 x 1.79% =       $1.79
Transaction fee                            $  .25
Total cost                                  $1.94
Northern Merchant Costs
Discount cost                                1.59%
Per item Cost                               $ .19
Northern Merchant Profit
Discount spread                               .20%
Per item spread                             $ .06
Total Profit                                $ .26

     Costs vary depending on volume as well as industry type. In this example this was a retail transaction based on competitive buy rates. Examples of different industry types are mail order/telephone order, lodging, as well as supermarket.

     In most cases, in accordance with NMSI's contracts with its processing banks, the funds collection and disbursement function for each of the items listed above is performed on behalf of NMSI by the processing bank. At month end, the processing bank collects the total discount rate and various fees from the merchants via electronic withdrawal and disburses to each of the service providers its fees, except for the interchange fee paid to the card-issuing bank for which the disbursements are made daily. Shortly after month end, the processing bank disburses to NMSI the remainder of the funds collected from the merchant. Several factors can alter the profitability to NMSI for merchant transactions. Primarily, these include (i) improper use of the card reading terminal by the merchant resulting in higher interchange fees paid to the card-issuing bank, (ii) lower than anticipated average dollar sales of credit card transactions thereby reducing NMSI's gross transaction margin because many of the transaction costs are fixed, (iii) the inability to collect the discount rate because of insufficient funds in the merchant's bank account.

     Merchant Clients

     NMSI serves a diverse portfolio of small to medium-sized merchant clients, primarily in general retail industries. Currently, no one customer accounts for more than 7.0% of NMSI's charge volume. This client diversification has contributed to NMSI's growth despite the varying economic conditions of the regions in which its merchants are located.

     Merchant attrition is an expected aspect of the credit card processing business. Historically, NMSI's attrition has related to merchants going out of business, merchants returning to local processing banks or merchants transferring to competitors for rates NMSI was unwilling to match.

     Merchant fraud is another expected aspect of the credit card processing business. Generally, NMSI is not responsible for fraudulent credit card transactions of its merchants. Examples of merchant fraud include inputting false sales transactions or false credits. NMSI and its processing banks monitor merchant charge volume, average charge and number of transactions, as well as check for unusual patterns in the charges, returns and chargebacks processed. As part of its fraud avoidance policies, NMSI generally will not process for certain types of businesses which provide future services wherein incidents of fraud have been common. Generally, NMSI is not responsible for cardholder fraud. NMSI evaluates its risks and estimates the potential loss for chargebacks and merchant fraud based on historical experience and maintains a reserve account for potential losses.

   Merchant Services

     Management believes providing cost-effective, reliable and responsible service is the most effective method of retaining merchant clients. NMSI maintains personnel and systems necessary for providing such services directly to merchants and has developed a comprehensive program involving consultative problem solving and account management. NMSI maintains a 24-hour a day help desk to respond to inquiries from merchants regarding terminal, communication and training issues. Service personnel provide terminal application consultation by telephone and regularly reprogram terminals via telephone lines to accommodate particular merchant needs regarding program enhancements, terminal malfunctions and Visa and MasterCard regulations. In addition, merchants may obtain direct, personal assistance in reconciling network and communications problems, including problems with network outages and local phone company services. NMSI has an ongoing program to further enhance the customer service it provides and to accommodate future growth of NMSI's merchant base. In connection with upgrading NMSI's customer service information system, the Company will continue to purchase new hardware and software. NMSI may sell or lease a credit card terminal to its merchant customers. NMSI's terminals are "down-loadable," meaning additional services, such as authorization or payment services for additional credit cards, can be installed in the terminal electronically from NMSI's offices without the necessity of replacement equipment or an on-site installation visit. Additionally, peripheral equipment such as pin pads and printers can easily be forwarded to the merchants upon request. NMSI also loans, tests and ships point-of-sale terminals directly to merchant locations, and provides complete repair-or-replacement services for malfunctioning terminals. Generally, NMSI can arrange for delivery of replacement terminals by overnight courier.

Distribution methods of the products or services
-----------------------------------------------------------

     Distribution methods of our subsidiary SecurePay

     Marketing

     To reach its target market segment in a cost-effective manner and to further its market penetration, SecurePay markets its services through three principal channels: (i) bank alliances through which it offers its services to merchants in cooperation with community and regional banks, allowing SecurePay to capitalize on the presence of those banks in particular geographic markets;
(ii)  partnering  with  ISO's  that  market  and sell  SecurePay's  services  to merchants and (iii) direct sales, to allow cost-effective access to small-to-medium sized merchants dispersed throughout the United States and otherwise to supplement the bank alliance and ISO partnering channels. In addition, SecurePay engages in marketing efforts that include marketing agreements with various trade and other associations and marketing through VAR's that integrate its transaction processing services with specialized business management software. While no assurances can be given, SecurePay's ability to market its services through ISO's and to increase its ISO partnering presence will be expanded greatly as a result of Concord EFS (NASDAQ:CEFT) marketing agreements which we believe will add over one-thousand sales agents representing SecurePay wireless devices.

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

     Acquisition Alliances

     An integral part of SecurePay's overall strategy is to offers banks the opportunity to transfer management and operational responsibility for their merchant gateway portfolios to the it, while continuing to offer transaction processing services on a co-branded basis in cooperation with SecurePay. SecurePay can often effect an invisible transition of services from the merchants' perspective. To further ease the transition process and to assist its Acquisition Alliance partners, SecurePay has created an intensive training program whereby its personnel train and educate its Acquisition Alliance partners in all aspects of SecurePay's transaction processing services, software application products and value-added services.

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

     ISO Partnering

     Generally, ISO partnering involves engaging an ISO to market and sell SecurePay's products and services on a non-exclusive basis. An ISO that desires to refer a merchant customer to SecurePay will procure the merchant and submit it to SecurePay on the merchant's behalf. Thereafter, the ISO will sell or lease hardware and software to the merchant. SecurePay compensates ISO's by paying them a residual for each transaction processed by it for merchants referred to SecurePay by them, or they derive revenue by reselling its services to merchants at a price determined by the ISO. The ISO's determination of whether to refer a particular merchant to SecurePay depends on a variety of factors, including the terms of the residual offered by SecurePay and the industry in which the merchant conducts its business. SecurePay currently has over sixty ISO reseller agreements in place.

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

     SecurePay plans to maintain a 24-hour-a-day, seven-day-a-week help line at its operations center in Dallas, Texas. SecurePay will measures the efficiency of its customer service through certain quantitative data such as the number of rings prior to operator pick-up, the number of abandoned calls, the number of calls per day and the number of calls per customer service representative. SecurePay will develop comprehensive programs and procedures for training its customer service representatives to assist its merchant clients in a timely and efficient manner with any problems, issues or concerns they may have. Management is dedicated to providing outstanding customer service and support and continually reviews its policies and procedures in an effort to improve these services.

     Distribution Methods of our Subsidiary NMSI

     Marketing

     To reach its target market segment in a cost-effective manner and to further its market penetration, our company has determined to combined the strengths of its two subsidiaries and market its services through three principal channels: (i) bank alliances through which it offers its services to merchants in cooperation with community and regional banks, allowing it to capitalize on the presence of those banks in particular geographic markets; (ii) partnering with ISO's that market and sell our services to merchants and (iii) direct sales, to allow cost-effective access to small-to-medium sized merchants dispersed throughout the United States and otherwise to supplement the bank alliance and ISO partnering channels.

     Bank Alliances

     NMSI's has an established marketing strategy to solicit prospective merchants primarily through NMSI's banks/direct sales marketing programs. Under these arrangements, NMSI obtains the exclusive endorsement of the bank and receives initial and ongoing marketing assistance from the bank to its customers.

     Acquisition Alliances

     An integral part of our overall strategy is to offers banks the opportunity to transfer management and operational responsibility for their merchant portfolios, while continuing to offer transaction processing services on a co-branded basis in cooperation with NMSI. We can often effect an invisible transition  of services  from the  merchants'  perspective.  To further ease the transition process and to assist its Acquisition Alliance partners, NMSI has created an intensive training program whereby its personnel train and educate its Acquisition Alliance partners in all aspects of NMSI's transaction processing services, software application products and value-added services.


     NMSI compensates its Bank Alliance Partners through varying means. Acquisition alliance partners typically are compensated by remitting to them a residual for each transaction processed by NMSI for merchants attributable to the alliance. NMSI compensates its Bank Referral Alliance partners typically by paying them a one-time referral fee. Agent Bank Alliance partners are not directly compensated by it, rather, they derive revenue by reselling NMSI services to merchants at a price determined by the Agent Bank.

     Direct Sales

     We will continue to expand NMSI's direct sales activities. We intend to deploy a telemarketing sales force to generate further internal growth from existing relationships with regional and community banks, ISO's and merchant trade and other associations. Management believes that its direct sales and telemarketing efforts constitute a significant opportunity to augment its bank alliance and ISO partnering efforts.

     Other Marketing Efforts

     In addition to bank alliances and direct sales and telemarketing, we engage in other marketing efforts that management believes complement and diversify further its overall marketing strategy:

     Association Marketing

     Through association marketing programs, we negotiate and enter into marketing agreements with various trade and other associations. Pursuant to these relationships, associations endorse and promote to their membership the our transaction processing services, creating additional opportunities to reach small-to-medium sized merchants.

     Customer Service And Support

     NMSI is dedicated to providing reliable and effective customer service and support to its merchant customers. The information access and retrieval capabilities of networked systems, where real-time information is available to any of its customer service representatives, allows a high level of customer service, reporting and support to small-to-medium sized merchants historically available only to much larger merchants.

     NMSI maintains a call center. We will measure the efficiency of its customer service through certain quantitative data such as the number of rings prior to operator pick-up, the number of abandoned calls, the number of calls per day and the number of calls per customer service representative. We will develop comprehensive programs and procedures for training its customer service representatives to assist our merchant clients in a timely and efficient manner with any problems, issues or concerns they may have. Management is dedicated to providing outstanding customer service and support and continually reviews its policies and procedures in an effort to improve these services.

Competitive  business  conditions  and the small  business
issuer's competitive position in the industry and methods of competition
-------------------------------------------------------------------------------

     Competitive Position of Our Subsidiary SecurePay:

     The market for providing gateway, credit, charge and debit card transaction services to the small-to-medium sized merchant segment served by SecurePay is highly competitive. SecurePay competes in this market segment on the basis of price, the availability of related products and services, the quality of customer service and support, and transaction processing speed, quality and reliability. SecurePay's principal competitors in this market segment include other smaller vertically integrated processors or gateway company ISO's such as Authorize Net and Cybercash.

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

     The SecurePay cell phone application provides distinct competitive advantages. It is considerably less expensive than traditional wireless terminals, which can have a price point up to 70% higher. It is multi-functional, featuring a PDA, digital phone and wireless modem all within a single unit. Competing wireless terminals, by contrast, are single function only. In addition, the SecurePay application offers superior coverage area. While traditional wireless terminals feature only one mode of network coverage which prohibits connection in many areas, SecurePay features up to three modes of cellular network coverage.

     Competitive Position of Our Subsidiary NMSI:

     The market for placing and maintaining electronic credit card authorization and payment systems with retail merchants is highly competitive. NMSI competes in this market on the basis of technological capability, quality of customer service, price, support and availability of additional features.

     Industry participants have elected to sell, merge or form strategic alliances in recent years which has prompted many small independent service organizations and other providers to examine these such options.

     NMSI's principal competitors are local banks. NMSI also competes with larger, vertically-integrated transaction processors as well as numerous competitors that provide certain merchant services while using third-parties for network and other services. In addition, NMSI competes with large regional and national banks that have internal sales forces and/or have developed relationships with independent service organizations that are competitors of NMSI. Management believes that by utilizing NMSI's bank/direct sales relationships, NMSI has a distinct competitive advantage in maintaining primary relationships with the underserved, small to medium merchant segment of the market.

     Larger, more fully integrated companies may penetrate NMSI's segment of the market. Moreover, many of NMSI's competitors have access to significant capital, management, marketing and technological resources are greater than those of NMSI, and there can be no assurance NMSI will continue to be able to compete successfully with banks, other transaction processors and merchant service providers.

     Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration;


     We have no patents, trademarks, franchises, concessions, royalty agreements or labor contracts. In November, 2000, we loaned $200,000 to Accu-Search, Inc. as evidenced by a Note Receivable which is due on May 31, 2001 with interest at 12% per annum. In consideration for the Note, Accu-Search, Inc. granted our company a perpetual license in an automated software process to convert multiple inputted documents into transmittable Adobe PDA formats. On March 14, 2002, Accu-Search renegotiated their note with us. As of December 31, 2002, the balance of principal and interest due aggregated $230,000. We agreed to settle this balance due as follows. We converted the $228,000 into preferred stock of Accu-Search. They will remitted an upfront payment of $23,447 in cash. In addition, Accu-Search pay our company 3% interest quarterly equally $6,840, per quarter and will provide Pipeline Data two years web access to Accu-Search's on-line data and map system. We believe this access could prove helpful to the business of our subsidiary, SecurePay.

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

     SecurePay currently licenses certain software from third-parties to supplement its internal software and technology development and to shorten time-to-market software application product deliveries. SecurePay owns the MobiTrans service mark.

     Our subsidiary NMSI has no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.


Risk Factors


     In addition to the risks and other considerations discussed elsewhere in this annual report, set forth below is a discussion of certain risk factors relating to our business and operations. These risk factors are drafted in "Plain English" format in accordance with Rule 421 of the Securities Act. Accordingly, references to "we" and "our" refer to Pipeline and its subsidiaries.

Our dependence upon VISA and MasterCard registration and financial institution sponsors
-------------------------------------------------------------------------------

     Our subsidiary, NMSI, must be sponsored by a financial institution that is a principal member of the VISA and MasterCard credit card associations in order to process bankcard transactions. Our designation with VISA and MasterCard as a certified processor and our status as a member service provider are dependent upon the sponsorship of member clearing banks and our continuing adherence to the standards of the VISA and MasterCard credit card associations. The member financial institutions of VISA and MasterCard set these standards. Some of the member financial institutions of VISA and MasterCard provide transaction processing services in direct competition with our services. In the event we fail to comply with these standards, VISA or MasterCard could suspend or terminate our designation as a certified processor or our status as a member service provider. The termination of our member service provider registration or our status as a certified processor, or any changes in the VISA or MasterCard rules that prevent our registration or otherwise limit our ability to provide transaction processing and marketing services for VISA or MasterCard, would have a material adverse effect on our business, financial condition and results of operations.

Increased   consolidation  in  the  marketplace  has  an  impact  on  price  and availability of acquisition, joint venture and alliance opportunities
-------------------------------------------------------------------------------

     Historically, growth strategy has been materially dependent upon the purchase of additional merchant portfolios and acquisition of operating businesses and transaction processing assets. We face significant competition from other transaction processors for available acquisition, joint venture and alliance opportunities. These acquisitions potentially deprive us of acquisition opportunities. We cannot give any assurances that the historical or current level of acquisition opportunities will continue to exist, that we will be able to acquire merchant portfolios, operating businesses and transaction processing assets that satisfy our criteria, or that any such transaction will be on favorable terms.

We may be unable to accurately analyze risks associated with purchased merchant
portfolios, joint ventures or business combinations
-------------------------------------------------------------------------------

     When we evaluate a potential purchase of a merchant portfolio, joint venture or business combination, we conduct a due diligence review of the related merchant portfolio. The review process includes analyzing the composition of the merchant portfolio, applying our uniform standards and underwriting guidelines to the merchant portfolio and attempting to identify high-risk merchants included in the merchant portfolio. Notwithstanding, these due diligence efforts, however, it is not possible to properly assess all of the risk attributes associated with a purchased or otherwise acquired portfolio or otherwise identify all of the high-risk merchants. Incorrect risk assessments of our purchased or otherwise acquired portfolios may result in excessive losses from chargebacks or merchant fraud.

We may experience higher than anticipated costs and expenses in the event of delays in the conversion of merchant portfolios to our network
-------------------------------------------------------------------------------

     At the time of consummation of merchant portfolio purchases, combinations or joint ventures, merchants in a purchased portfolio typically are not operating on the SecurePay Network and may not use the same merchant accounting processors that we use.

     Until we convert each newly-purchased merchant to our Network and our merchant accounting processors, we do not fully realize the anticipated cost savings and synergies from the portfolio purchase, business combination or joint venture. We have little, if any, control over the performance of the other networks and processors. We typically are not able to apply fully our risk management and fraud avoidance practices to these merchants and we must continue to pay third parties for processing services, which reduces our economic benefits in the merchant portfolio.

     In certain circumstances, third party processors may claim an ownership interest in certain of the purchased merchant relationships to which they are party. If those claims are successful, they could impede the conversion and, correspondingly, reduce the cost savings and synergies anticipated to be gained by virtue of the purchased or otherwise acquired portfolio.

     As a result of any acquisitions of merchant portfolios, and other smaller acquisitions, our failure to complete these conversions in accordance with management plans could have a material adverse effect on our financial condition and results of operations.

Our  acquisition   strategy  may  require   substantial  capital  resources  and
additional indebtedness

-------------------------------------------------------------------------------
     Our acquisition strategy may require substantial capital resources, and is likely to result in the need for additional indebtedness. We cannot give any assurances that we will be able to obtain financing for future acquisitions on favorable terms.


High levels of competition may have a material adverse effect on our business, financial condition and results of operations
-------------------------------------------------------------------------------

     The credit, charge and debit card transaction processing services business is highly competitive. Many of our current and prospective competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater name recognition and/or more established relationships in the industry than we have. Our competitors may be able to adopt more aggressive pricing policies than we can, develop and expand their service offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale, and devote greater resources to the marketing and sale of their services. Because of these competitive factors and due to our relatively small size and financial resources we may be unable to compete successfully.

Increased merchant attrition may have a material adverse effect on our business, financial condition and results of operations
-------------------------------------------------------------------------------

     We experience attrition in our merchant base in the ordinary course of business resulting from several factors, including business closures, losses to competitors and conversion-related losses Increased merchant attrition may have a material adverse effect on our financial condition and results of operations. We cannot give any assurances that we will not experience higher rates of merchant attrition.


Increases in interchange rates may adversely affect our profitability
-------------------------------------------------------------------------------

     VISA and MasterCard have increased their respective interchange rates each year. Although we historically have reflected these increases in our pricing to merchants, there can be no assurance that merchants will continue to assume the entire impact of the future increases or that transaction processing volumes and merchant attrition will not be adversely affected by the increases.

Increases in chargebacks may adversely affect our profitability
-------------------------------------------------------------------------------

     When a billing dispute between a cardholder and a merchant is resolved in favor of the cardholder, the transaction is "charged back" to the merchant and the amount of the transaction is credited to the cardholder. Reasons for billing disputes include, among others:

..    nonreceipt of merchandise or services;

..    unauthorized use of a credit card; and

..    quality of the goods sold or the services rendered by that merchant.

     If we are not able to collect chargeback amounts from a merchant's account, or if the merchant refuses or is not able due to bankruptcy or other reasons to reimburse us for the chargeback, we bear the loss for the amount of the refund paid to the cardholder. We attempt to reduce our exposure to such losses by performing periodic credit reviews on our merchant customers and adjusting rates based, in part, on the merchant's credit risk, business or industry. In addition, we maintain a reserve account to offset potential losses. However, we cannot give any assurances that we will not experience significant losses from chargebacks in the future. Increases in chargebacks not paid by merchants may have a material adverse effect on our business, financial condition and results of operations.

Increases in processing costs may adversely affect our profitability
-------------------------------------------------------------------------------

     We are subject to certain contractual volume obligations that if not met, will cause our processing cost to increase and therefore may adversely affect our ability to attain and retain new and existing merchants. This could materially adversely affect our growth and profitability.

We bear the risk of fraud committed by our merchant customers where we have contractually obligated ourselves to do so.
-------------------------------------------------------------------------------

     Currently, we have contractually obligated ourselves to bear the risk of fraud committed by approximately 10% of our merchant customers. We bear the risk of losses caused by fraudulent credit card transactions initiated by these merchant customers. Examples of merchant fraud include inputting false sales transactions or false credits.

     We monitor merchant transactions against a series of standards developed to detect merchant fraud. In addition, we maintain a reserve account to offset potential losses. Despite our efforts to detect merchant fraud, it is possible that we will experience significant amounts of merchant fraud in the future, which may have a material adverse effect on our business, financial condition and results of operations.


We may become subject to certain State taxes that currently are not passed through to our merchants
-------------------------------------------------------------------------------

     We, like other transaction processing companies, may be subject to state taxation of certain portions of our fees charged to merchants for our services. Application of this tax is an emerging issue in the transaction processing industry and the states have not yet adopted uniform guidelines. If we are required to pay such taxes and are not able to pass this tax expense through to our merchant customers, our financial condition and results of operations could be adversely affected.

We must continue to update and develop technological capabilities and new products in order to compete
-------------------------------------------------------------------------------

     Because the transaction processing industry and the software application products and value-added services of the type that we offer have been characterized by rapidly changing technology and the development of new products and services, we believe that our future success will depend, in part, on our ability to continue to improve our products and services and to offer our merchant customers new products and services. We cannot give any assurances that we will continue to develop successful new products and services or that our newly-developed products and services will perform satisfactorily or be widely accepted in the marketplace.

Future Sales of Our Common Stock Could Cause the Price of Our Shares to Fluctuate and Even Decline
-------------------------------------------------------------------------------

     There may be significant volatility in the market for the common stock, based on a variety of factors, including the following: future announcements concerning us or our competitors; changes in quarterly operating results; the gain or loss of significant contracts; the entry of new competitors into our markets; changes in management; announcements of technological innovations or new products by us or our competitors; and other events and circumstances some of which are beyond our control.

We could be subject to liability due to security risks both to users of our merchant services and to the uninterrupted operation of our systems.
-------------------------------------------------------------------------------

     Security and privacy concerns of users of online commerce services such as our merchant services may inhibit the growth of the Internet and other online services, especially as a means of conducting commercial transactions.

     We rely on secure socket layer technology, public key cryptography and digital certificate technology to provide the security and authentication necessary for secure transmission of confidential information. Various regulatory and export restrictions may prohibit us from using the strongest and most secure cryptographic protection available and thereby expose us to a risk of data interception. Because some of our activities involve the storage and transmission of confidential personal or proprietary information, such as credit card numbers, security breaches and fraud schemes could damage our reputation and expose us to a risk of loss or and possible liability. In addition, our payment transaction services may be susceptible to credit card and other payment fraud schemes perpetrated by hackers or other criminals. If such fraud schemes become widespread or otherwise cause merchants to lose confidence in our services in particular, or in Internet payments systems generally, our business could suffer.

     Additionally, our wireless networks may be vulnerable to unauthorized access by hackers or others, computer viruses and other disruptive problems. Someone who is able to circumvent security measures could misappropriate our proprietary information or cause interruptions in our operations. We may need to expend significant capital or other resources protecting against the threat of security breaches or alleviating problems caused by breaches. Although we intend to continue to implement and improve our security measures, persons may be able to circumvent the measures that we implement in the future. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to users accessing Web pages that deliver our services, any of which could harm our business.

We rely on the Internet infrastructure, and its continued commercial viability, over which we have no control and the failure of which could substantially undermine our business strategy.
-------------------------------------------------------------------------------

     Our success depends, in large part, on other companies maintaining the Internet system infrastructure. In particular, we rely on other companies to maintain a reliable network backbone that provides adequate speed, data capacity and security and to develop products that enable reliable Internet access and services. If the Internet continues to experience significant growth in the number of users, frequency of use and amount of data transmitted, the Internet system infrastructure may be unable to support the demands placed on it, and the Internet's performance or reliability may suffer as a result of this continued growth.

     In addition, the Internet could lose its commercial viability as a form of media due to delays in the development or adoption of new standards and protocols to process increased levels of Internet activity. Any such degradation of Internet performance or reliability could cause advertisers to reduce their Internet expenditures; in recent months, in fact, advertisers have begun to attribute less value to advertising on the Internet. Furthermore, any loss in the commercial viability of the Internet would have a significant negative impact on our merchant services. If other companies do not develop the infrastructure or complementary products and services necessary to establish and maintain the Internet as a viable commercial medium, or if the Internet does not become a viable commercial medium or platform for advertising, promotions and electronic commerce our business could suffer.

Our systems and operations at are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events.
------------------------------------------------------------------------------

     Our systems could fail or become unavailable, which would harm our reputation, result in a loss of current and potential customers and could cause us to breach existing agreements. Our success depends, in part, on the performance, reliability and availability of our services. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, break-in, earthquake and similar events. We would face significant damage as a result of these events. In addition, our systems use sophisticated software which may in the future contain bugs that could interrupt service. For these reasons we may be unable to develop or successfully manage the infrastructure necessary to meet current or future demands for reliability and scalability of our systems.

     If the volume of traffic on our Web sites or our customers' Web sites increases substantially, we must respond in a timely fashion by expanding and upgrading our technology, transaction-processing systems and network infrastructure. If we do not expand in a timely fashion we could experience periodic capacity constraints which may cause temporary unanticipated system disruptions, slower response times and lower levels of customer service. Our business could be harmed if we are unable to accurately project the rate or timing of increases, if any, in the use of our products and application services or expand and upgrade our systems and infrastructure to accommodate these increases in a timely manner.

     We depend upon third party suppliers, such as Sprint, and distributors, such as Concord EFS, who could terminate their relationship with us, who could compete against us, or increase the prices for their goods and services.

     Although we have contractual relationships with our suppliers, there are risks of breach, that we may not comply with minimum supply or performance standards and risk termination or price increase. We cannot assure you that our suppliers will not: compete directly against us; enter into exclusive arrangements with our competitors; or stop selling their products or components to us at commercially reasonable prices, or at all.



There are potential conflicts of interest as our company lacked sufficient disinterested directors to ratify certain past transactions.
-------------------------------------------------------------------------------

     Our board of directors unanimously ratified all past transactions. In some cases, fewer than two members of our three member board of directors were not interested in the transaction.



Number of total employees and number of full time employees.

     As of the date of this filing, we had one full-time employee and three part-time employees. SecurePay has 12 employees. NMSI has 10 employees.


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

     The offices of our subsidiary, SecurePay, are located at 1599 Washington Street, Braintree, MA. The operations center for SecurePay is located at 13339 North Central Expressway Suite 100, Dallas, Texas. SecurePay's main office telephone number is (800)932-5708. Its website is located at http://www.securepay.com.

     NMSI maintains its corporate headquarters at 12 West Main Street, Brasher Falls, NY. Two additional offices are located in Tupper Lake, NY and Amherst, NH.

Item 3. Legal Proceedings.

Pipeline:

     The are no material legal proceedings pending or, to our knowledge, threatened against us or our subsidiary NMSI.

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

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Market information.

     Our common stock and class A redeemable warrants commenced trading on the OTC Bulletin Board on October 19, 2000 under the trading symbol "PPDA" and "PPDAW," respectively. Our class B redeemable warrants trade under the symbol "PPDAZ". The following table sets forth the highest and lowest prices quoted for our common stock, class A redeemable warrants and class B redeemable warrants during the three quarters between January 1, 2002 and December 31, 2002, and the closing quote for those securities on April 14, 2003. The quotations reflect inter-dealer prices, with no retail mark-up, mark-down or commissions, and may not represent actual transactions. The information presented has been derived from the OTC Bulletin Board.

Quarter ended 3/31/02

        Security                          High                         Low
        --------                          ----                         ---
        common stock                      $.63                         $.33
        class A redeemable warrant        $.40                         $.15
        class B redeemable warrant        $.20                         $.11

Quarter ended 6/30/02

        Security                          High                         Low
        --------                          ----                         ---
        common stock                      $.60                        $.18
        class A redeemable warrant        $.30                        $.07
        class B redeemable warrant        $.18                        $.05

Quarter ended 9/30/02

        Security                          High                        Low
        --------                          ----                        ---
        common stock                      $.39                       $.18
        class A redeemable warrant        $.07                       $.07
        class B redeemable warrant        $.04                       $.03

Year ended 12/31/03

        Security                          High                        Low
        --------                          ----                        ---
        common stock                      $.35                       $.18
        class A redeemable warrant        $.07                       $.07
        class B redeemable warrant        $.04                       $.03



     As of April 14, 2003, our stock our stock closed at $.10, our class A warrants closed at $.03 and our class B warrants closed at $.02.

  (b) Holders.

     As of December 31, 2002 there were 27 shareholders of record of our common stock. This number does not include shares held in street name.

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

(d) Recent sales of securities.


     The following material transactions have occurred in the past fiscal year. They are identified below:

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

     On March 8th, 2002, Jack Rubinstein, our chairman of the board, lent our company $100,000 for working capital purposes. The promissory note evidencing this transaction has a term of one year and bears simple interest at the rate of 8%. The principal and interest of the note is convertible into common stock of Pipeline at the then current market price of $0.35 per share. Upon conversion , Mr. Rubinstein shall receive warrants equal to 100% of the number of shares converted with minimum warrant issuance of 100,000 shares.

     On March 19, 2002, the Registrant acquired all the capital stock of SecurePay, Inc., a Delaware corporation, in exchange for seven million six hundred thousand (7,600,000) newly issued shares of its common stock whereby control of the registrant has changed to the controlling stockholders of SecurePay, Inc. The former shareholders of SecurePay have certain earn-in capabilities based upon revenue milestones achieved within a specified period of time. Seven million six hundred thousand (7,600,000) shares of our common stock are being held in attorney escrow if and when certain milestones underlying these earn-ins are reached. The former shareholders of SecurePay have certain earn-in capabilities based upon revenue milestones achieved within a specified period of time. Seven million six hundred thousand (7,600,000) shares of our common stock are being held in escrow. If and when SecurePay's gross revenue run rate reaches $100,000 per month as determined by our most recent Form 10Q or Form 10K, then we shall issue an additional 3,800,000 shares of our common stock to former shareholders of SecurePay. If and when SecurePay's gross revenue run rate reaches $200,000 per month as determined by the most recent Form 10Q or Form 10K then we shall issue an additional 3,800,000 of our shares of common stock to former SecurePay shareholders. The deadline for meeting these revenue targets terminates on March 31, 2005.

     On August 26, 2002, the Registrant acquired all the capital stock of Northern Merchant Services, Inc., a New York corporation, ("NMSI") in exchange for (i) five thousand shares of Series A Preferred Convertible Stock (the "Preferred Shares"), each Preferred Share is convertible into one thousand (1,000) shares of common stock of the Buyer (the "Common Shares") at the conversion price of $0.50 per Common Share and (ii) one million Common Shares of the Registrant. In addition, the former shareholders of NMS have certain earn-in capabilities based upon account retention milestones achieved within a specified period of time. Each time the NMS, as a wholly owned subsidiary of the Registrant, attains 5,000 merchant accounts, the Registrant shall issue to the former shareholders of NMS an aggregate of one million (1,000,000) Common Shares, up to an aggregate of 3,000,000 Common Shares. This earn- in restriction shall expire on the fourth anniversary of the date of this acquisition agreement governing the transaction. Further, Kevin Weller, president of NMS has been appointed to our board of directors and president of the NMS subsidiary. Nancy Weller, vice president of NMS has been appointed vice president of the NMSI subsidiary. Kevin and Nancy Weller are married.

     As of the December 31, 2002, our company issued $304,429.31 in convertible debt. The outstanding notes have a two year term, accrue interest at the annual interest rate of 8% and have 33% warrant coverage at a conversion price of $.35 per share. The names and amounts of the recipients are as follows:


                               8% Convertible Note


Date              Name                                       Amount

6.17.02           Michael Greenburg                          20,000

6.17.02           Robert Erlichman                           15,000

7.9.02            Elaine Greenburg                            5,000

7.16.02           Barbara Klein                              10,000

7.18.02           Hal Denton                                100,000

8.28.02           Pearl Holloway                              7,000

9.11.02           G. Timothy Kane                            10,000

9.12.02           Jerry Trevor                               25,000

9.20.02           Chandler Smith                              4,000

9.29.02           Chasm Holdings                              58429.31

10.4.02           DSM Realty                                 15,000

10.15.02          Don Swift                                   5,000

10.17.02          Brian Kornreich                            25,000

11.25.02          Chasm Holdings                              5,000


     On October 1, 2002, our company sold an aggregate of 333,000 shares of our common stock to Feirstein Institutional Partners and Feirstein Partners L.P. all at $0.30 per share.

Item 6. Management's Discussion and Analysis or Plan of Operation.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS FOR THE YEAR ENDING
                           DECEMBER 31, 2001 AND 2002

     The following discussion relates to the results of our operations to date, and our financial condition:

     This annual report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Development stage activities
-----------------------------------

     We have been a development stage enterprise from our inception June 23, 1997 through March 19, 2002 when we company acquired SecurePay, Inc., an integrated provider of transaction processing services, gateway services, related software application products and value added services to wireless and Internet merchants. SecurePay supplies transaction processing support for all major credit and charge cards, including Visa, MasterCard, American Express,
Discover, Diners Club, and JCB. SecurePay also offers access to check verification services. SecurePay provides merchants with a broad range of transaction processing services, including transaction authorization, data transmission and billing dispute resolution. SecurePay is an industry leader in the development of software applications that can be delivered through its proprietary host network. SecurePay utilizes multiple channels to market its products and services. The company holds various strategic alliances with PDA device manufacturers and software developers, as well as with industry leaders in Internet banking and processing.

     The acquisition of SecurePay was accomplished by a stock for stock exchange in which we acquired all of the issued and outstanding common stock of SecurePay in exchange for the issuance of seven million six hundred thousand (7,600,000) newly issued shares of its common stock. The former shareholders of SecurePay have certain earn-in capabilities based upon revenue milestones achieved within a specified period of time. An additional 7,600,000 shares of our common stock are being held in escrow. If and when SecurePay's gross revenue run rate reaches $100,000 per month as determined by the company's most recent Form 10Q or Form 10K, then the company shall issue an additional 3,800,000 shares of its common stock to former shareholders of SecurePay. If and when SecurePay's gross revenue run rate reaches $200,000 per month as determined by the most recent Form 10Q or Form 10K then the company shall issue an additional 3,800,000 of our shares of common stock to former SecurePay shareholders. The deadline for meeting these revenue targets terminates on March 31, 2005.

     On August 26, 2002, we consummated an acquisition of Northern Merchant Services, Inc. ("NMSI"), a New York corporation. We issued five thousand shares of Series A Preferred Convertible Stock. Each share of stock is convertible into 1,000 shares of our common stock at the conversion price of $0.50 per common share and one million of our common shares in exchange for all of the capital stock of NMS. The transaction has been accounted using the purchase method of accounting, and the purchase price of the transaction is based on the fair market value of our common stock issued. The purchase price was allocated to the NMSI's assets acquired and liabilities assumed by our company based on their relative fair market values at the acquisition date for as the issuance of shares of common stock.

     We agreed that during the 36-month period from the date (the "36-month Period") of the NMSI Acquisition Agreement (August 26, 2005), we shall offer to repurchase the Preferred Shares from the Kevin and Nancy Weller for $2,500,000. In the event we fail to do this, the merchant portfolio shall revert back to the Wellers. The Wellers have the option of refusing this offer of repurchase or accepting it in whole or in part. If the Wellers refuse our offer, we are under no further obligation to repurchase the Preferred Shares. The Wellers have the option to exercise their Preferred Shares at any time in whole or in part. The amount recouped by the Wellers upon the conversion and sale of the Preferred Shares or conversion of the Preferred Shares into shares of common stock shall reduced our repurchase commitment on a pro-rata basis. In addition, a part of the NMSI Acquisition Agreement, the Wellers are afforded the opportunity to borrow an aggregate amount of $200,000. During the 36-month Period , we agreed not to transfer or suffer any encumbrances on the merchant portfolios sold to us by NMSI, except to facilitate NMSI shareholder loans or payment of the $2,500,000 repurchase price.

     Our subsidiary Northern Merchant Services, Inc. ("NMSI") is the successor entity to Northern Merchant Services, a New York sole proprietorship company, which started business in 1997. This transfer was accounted for at historical cost in a manner similar to a pooling of interests with the recording of net assets acquired at their historical book value.

     NMSI is engaged in the business of promoting the sale of and marketing of credit card indebtedness service, leasing services, Internet services, scan, debit, of certain providers of such services.

Critical Accounting Policies and Estimates
-------------------------------------------

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses, and our related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, intangible assets and income taxes.

     We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our consolidated financial statements.

     We recognize revenue when it is earned and record accounts receivable at that time. We do not account for revenue based on contractual arrangements in advance of their being earned.

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional general and administrative expense in the period such determination was made.

     We do not have any of the following:

o    Off-balance sheet arrangements.

o Certain trading activities that include non-exchange traded contracts accounted for at fair value.

o Relationships and transactions with persons or entities that derive benefits from any non-independent relationships other than related party transactions discussed herein.

                               PIPELINE DATA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS





     For the years ended
                                                                          December 31, 2001          December 31, 2002




Revenue                                                                      $     477,916           $  1,142,558

Cost of goods sold                                                                  60,909                363,439

                                                                                    -------                -------

          Gross profit                                                             417,007                779,119

                                                                                    -------                -------

Operating Expenses
    Selling, general and administrative                                            525,008              1,440,293
    Depreciation                                                                       759                  8,761

                                                                                       ---                  -----

          Total operating Expenses                                                 525,767              1,449,054

                                                                                   -------              ---------


          Net Income (loss) from operations                                       (108,760)              (669,935)

Other income and expenses
     Interest income                                                                 6,716                 28,413
     Interest expense                                                              (18,203)               (18,062)

                                                                                   ========               ========

           Total other income (expenses)                                           (11,487)                10,351

                                                                                   --------                ------

                  Income (loss)                                                $  ( 120,247)          $  ( 659,584)

                                                                                 -------------          -------------


Basic  earnings (loss) per common share                                   $           (0.04)        $         (.06)

                                                                             ================        ===============

Weighted average shares outstanding, basic                                           3,116,890             11,986,890


Results of Operations 2002 Compared with 2001
---------------------------------------------

     For the year ended December 31, 2002, revenue increased from the year ended December 31, 2001. Revenue for the year ended December 31, 2001 was $477,916, and revenue for the year ended December 31, 2002 was $1,142,558 (a 139% increase). Management believes that the increase can be attributed to the revenue generated from the subsidiaries we acquired this year. The cost of goods sold of $363,439, for the year ended December 31, 2002, is higher than the cost of goods sold of $60,909 in the year ended December 31, 2001 (an 201% increase). However, there was a dramatic increase in Pipeline's gross profit for the year ended December 31, 2002. Specifically, the gross profit for the year ended December 31, 2001 was $417,007 and for the year ended December 31, 2002, the gross profit was $779,119. This increase in the gross profit can be primarily attributed to the establishment of new lines of product and service sales through the acquisition of our two subsidiaries.

     Selling, general and administrative expenses increased in 2002 compared to those of 2001. Selling, general and administrative expenses were $525,008 in 2001, and were $1,440,293 in 2002, a 174% increase.

     Management believes that it is moving toward profitability. Pipeline plans to attain profitability and meet cash flow needs going forward as follows:

1. Management believes that the increase in revenue Pipeline has experienced will continue as a result of the operations of its subsidiaries, NMSI and SecurePay. NMSI is an independent sales organization which markets and services electronic credit card authorization and payment systems to merchants located throughout the United States. NMSI's operating and growth strategies focus on expanding NMSI's customer base of small and medium-sized merchants through bank referrals, direct sales, independent sales agents, trade and other association affiliations, merchant portfolio purchases and superior customer service. SecurePay is a custom credit card transaction processor serving as a gateway intermediary between the customer and the financial networks for the acceptance of credit card payments by merchants. An integral aspect of SecurePay's operating and growth strategy focuses on offering a broad range of products and services historically unavailable to small-to-medium sized merchants so as to differentiate itself among the banks and Independent Sales Organization's serving this market segment. Management believes that the quality and reliability of its products and services enhance SecurePay's ability to attract and retain merchant customers.

2. Repayment of the Accu-search loan. On November 1, 2000, we loaned $200,000 to Accu-Search Inc., a New Jersey corporation. In consideration of the issuance of the loan, Accu-Search, Inc.granted us a perpetual, non-transferable and non-sublicensable royalty free license to utilize an automated software process which will enable us to improve the functionality of our website. Specifically, we anticipate that we will be able to employ the licensed software process in the internal workings of our website to enable us to receive documents in any readable form from our contributors and convert them into an Adobe readable format. The loan was evidenced by Accu-Search, Inc.'s promissory note that accrues interest at the rate of 12% annually. We believe that this will enhance accessibility to our website due to the extensive employment by Internet users of Adobe software in order to view documents retrieved from Internet websites. While no assurance can be given, we anticipate that we will maintain an ongoing working relationship with Accu-Search, Inc. The principal amount of the promissory note together with accrued interest was due and payable on December 31, 2001.

     We agreed to exchange $228,000 of debt for 37,004 shares of Series A Convertible Preferred Stock and remit payment of $23,447. Other aspects of our Financial Condition

3.   Pipeline is seeking to eliminate non-recurring expenses.

4. Pipeline is seeking to eliminate non-cash charges, such as payment in stock for services rendered to Pipeline.


Liquidity and Capital Resources
-------------------------------
Working Capital, Debt and Liquidity.
------------------------------------

     For the years ending December 31, 2000 and 2001 and for the eight months ended August 31, 2002, the net income reported by Northern Merchant Services was passed through to Kevin Weller and Nancy Smith-Weller and was reported on their personal income tax returns.

     An audit by Internal Revenue Service on the records of Kevin Weller and Nancy Smith-Weller d/b/a Northern Merchant Services for the 2000 tax year resulted in an additional income tax liability of $62,970 to the Internal Revenue Service and $10,033 to the State of New York.

     On March 8th, 2002, Jack Rubinstein, our chairman of the board, lent our company $100,000 for working capital purposes. The promissory note evidencing this transaction has a term of one year and bears simple interest at the rate of 8%. The principal and interest of the note is convertible into common stock of Pipeline at the then current market price of $0.35 per share. Upon conversion , Mr. Rubinstein shall receive warrants equal to 100% of the number of shares converted with minimum warrant issuance of 100,000 shares. Mr. Rubinstein, our chairman of the board is entitled to receive an incentive bonus and a performance bonus as determined by the board.

     Our company is obligated through it subsidiary, SecurePay, to repay monies borrowed on a revolving line of credit with American Express as of December 31, 2001 and December 31, 2002 aggregating $70,315 and $59,071 respectively. The repayments are to be made monthly with interest.

     As of the December 31, 2002, our company issued $304,429.31 in convertible debt. The outstanding notes have a two year term, accrue interest at the annual interest rate of 8% and have 33% warrant coverage at a conversion price of $.35 per share.

     Management believes that it will be able to fund the company through its present cash position and the continuation of revenue producing activities by its subsidiaries SecurePay and NMSI It may need to seek further capital through exercise of its warrants or by other capital raising needs in order to continue to grow the company.

Item 7. Financial Statements.  Following pages F-1 - F-14

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

     The consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2002, and the results of its operations and changes in its financial position from January 1, 2002, through December 31, 2002, have been made.

                          INDEX TO FINANCIAL STATEMENTS



Part 1 - Financial Information


Page

Item 1 - Financial Statements


      Balance Sheets as of December 31, 2002 and 2001                        F-4


      Statements of Operations for the years ended December 31,
      2002 and 2001                                                          F-5




      Statements of Stockholders' Equity  for the years ended December 31,
      2002 and 2001                                                          F-6



      Statements of Cash Flows for the years ended December 31, 2002 and
      2001                                                                   F-7





      Notes to Financial Statements                                   F-8 - F-14

                           DRAKEFORD & DRAKEFORD, LLC
                          CERTIFIED PUBLIC ACCOUNTANTS

                         A LIMITED LIABILITY CORPORATION
                            ACCOUNTANTS & CONSULTANTS


601 Jefferson Davis Hwy
Telephone: 770-575-0915
Fredericksburg, Va.
22401
E-mail:jaydeecpa@aol.com





REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of
Pipeline Data, Inc.

     We have audited the accompanying balance sheets of Pipeline Data, Inc. as of December 31,2002, and 2001,and the related statements of operations, of changes in stockholders' equity and of cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with standards established by the American Institute of Certified Public Accountants. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pipeline Data, Inc., as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.


/S/Drakeford & Drakeford, LLC
-------------------------------------

April 12, 2003

                               PIPELINE DATA, INC.

                           CONSOLIDATED BALANCE SHEET



                                        December 31, 2001     December 31, 2002
                                   ASSETS

                                              -----------            -----------

CURRENT ASSETS
    Cash and cash equivalents                $     94,295           $    85,463
    Accounts receivable                            51,518               253,707
     Accrued interest receivable                        0                 6,269
     Inventory                                          0                29,494
     Advances and prepaid expenses                      0                 6,340
     Note receivable                              230,000                 1,000

                                                  -------                 -----

           Total current assets                   375,813               382,273

                                                  -------               -------

PROPERTY AND EQUIPMENT, net                        35,580               126,705
                                                   ------               -------

OTHER ASSETS
     Investment-Convertible preferred stock             0               208,983
     Deposits                                           0                   850
     Goodwill                                           0               176,005

                                                        -               -------

              Total other assets                        0               385,838

                                                        -               -------

                       TOTAL ASSETS          $    411,393            $  894,816

                                             ------------            ----------

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses    $    105,535          $    243,018
    Accrued salaries                                    0                54,376
    Payroll taxes and withholdings                      0                56,516
    Taxes payable                                       0                73,770
    Loan payable-revolving line of credit          70,315                11,300
    Notes payable                                       0               150,000

                                                        -               -------

            Total current liabilities             175,850               588,980

                                                  -------               -------

LONG-TERM LIABILITIES
     Officer loans payable                              0               111,552
     Note payable                                       0                12,500
     Notes payable-convertible 8%                       0               324,553

                                                        -               -------

            Total long-term liabilities                 0               448,605

                                                        -               -------

STOCKHOLDERS' EQUITY
    Preferred stock, authorized 5,000,000 shares
    $.01 par value each. At
     December 31, 2001 and 2002,
     there are 0 and 5,000
     shares outstanding, respectively
                                                        0                    50
      Common stock authorized 20,000,000 shares,
       $.001 each. At December 31, 2001 and
       December  31, 2002, there are 10,986,890
       and 12,706,723 shares outstanding
       respectively                                10,987                12,707

     Additional paid-in capital                 1,045,349             1,324,851
    Retained Earnings (deficit)                  (820,793)           (1,480,377)

                                                ---------            -----------

         Total stockholders' equity (deficit)     235,543              (142,769)

                                                 -------               ---------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

                                           $     411,393          $     894,816

                                             ============           ============

        The accompanying notes are an integral part of these statements.

                               PIPELINE DATA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



For the years ended                      December 31, 2001    December 31, 2002




Revenue                                    $     477,916           $  1,142,558

Cost of goods sold                                60,909                363,439

                                                  -------                -------

          Gross profit                           417,007                779,119

                                                 -------                -------

Operating Expenses
    Selling, general and administrative          525,008              1,440,293
    Depreciation                                     759                  8,761

                                                     ---                  -----

          Total operating Expenses               525,767              1,449,054

                                                  -------              ---------


          Net Income (loss) from operations     (108,760)              (669,935)

Other income and expenses
     Interest income                               6,716                 28,413
     Interest expense                            (18,203)               (18,062)

                                                 ========               ========

           Total other income (expenses)         (11,487)                10,351

                                                 --------                ------

                  Income (loss)             $  ( 120,247)          $  ( 659,584)

                                            -------------          -------------


Basic  earnings (loss) per common share        $   (0.04)        $         (.06)

                                         ================        ===============

Weighted average shares outstanding, basic     3,116,890             11,986,890



        The accompanying notes are an integral part of these statements.



                               PIPELINE DATA, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT


                                                                                        Additional
                                                              Common stock              Paid-in           Accumulated
                                                         Shares            Amount       Capital              Loss             Total




Balance at December 31, 2001                            10,986,890     $    10,987      $ 1,045,349      $ (820,793)    $   235,543
                                                        ==========

On August 26, 2002, Northern Merchant Services
Merger of 1,000 shares of common  stock into
  1,000,000 shares in exchange of stock of SecurePay     1,000,000           1,000           95,003                          96,003

    ( 5,000 shares of series A preferred conv.)
                                                     50

Issuance of common stock for services                      386,500             387           84,832                          85,219


Issuance of common stock on September 30, 2002             333,333             333           99,667                         100,000


Net loss for the year ended December  31, 2002                                               ______           (659,584)    (659,584)
                                                       -------------   -------------------   ------           ---------   ----------


Balance at December 31, 2002                              12,706,723   $     12,707   $   1,324,851        $  (1,480,377) $(142,769)
                                                       =============     ==========   ==============        ============= ==========





         The accompanying notes are an integral part of this statement.



                               PIPELINE DATA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                            For the year ended         For the year ended

                                                                             December 31,2001           December 31, 2002



OPERATING ACTIVITIES
    Net (loss)                                                                 $  ( 120,247)             $  (659,584)
    Adjustments for noncash and nonoperating items:
            Depreciation                                                                759                    8,761
          Non-cash compensation-consulting fees paid                                 67,500                   85,219

     Changes in operating assets and liabilities, net of acquisitions:
         Receivables                                                                      0                 (202,189)
         Note receivable                                                                  0                  229,000
         Accrued interest receivable                                                      0                   (6,269)
         Inventory                                                                        0                  (29,494)
         Advances and prepaid expenses                                                    0                   (6,340)
          Officer loans payable                                                           0                  112,552
                Accounts payable and accrued expenses                               (97,502)                 137,483
                Accrued salaries                                                          0                   54,376
                Payroll taxes and withholdings                                            0                   56,516
                Other loans and notes payable                                                                137,253
                Taxes payable                                                             0                   73,770

                                                                                          -                   ------

     Cash provided (used) by operating activities                                  (149,490)                  (8,946)

                                                                                    ---------                  -------

INVESTING ACTIVITIES
    Capital expenditures                                                                  0                  (99,886)
                                                                                          -                  --------

    Cash used by investing activities                                                     0                  (99,886)
                                                                                          -                  --------

FINANCIAL ACTIVITIES
    Proceeds from sale of stock                                                           0                  100,000

                                                                                          -                  -------

    Cash provided by financing activities                                                 0                  100,000
                                                                                          -                  -------

NET  (DECREASE) IN CASH                                                            (149,490)                  (8,832)

    CASH BALANCE BEGINNING OF PERIOD                                                243,785                   94,295

                                                                                    -------                   ------

    CASH BALANCE END OF PERIOD                                                   $   94,295                   85,463

                                                                                  ----------                   ------


    NON CASH ACTIVITIES:
            Interest                                                           $     18,203             $     18,062
            Corporate income taxes                                             $          0             $          0
            Note receivable conversion to investment stock                     $          0             $    228,000
            Business acquisition-NMS                                           $          0             $     96,003








        The accompanying notes are an integral part of these statements.

                               PIPELINE DATA, INC.


                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2002


NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

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

2.   Inventories

     Inventories consist of technical parts and supplies valued at the lower of cost or market.

3.   Cash Equivalents

     Investments having an original maturity of 90 days or less that are readily convertible intocash have been included in, and are a significant portion of, the cash and cash equivalents balances.

4.   Property and Equipment

     Property and equipment are stated at cost and are depreciated principally on methods and at rates designed to amortize their costs over their estimated useful lives. The estimated service lives of property and equipment are principally as follows:

Furniture and fixtures 5- 7 years
Computer equipment 3-7 years
Computer software 2- 7 years

     Repairs and maintenance are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized. When property and equipment are retired, sold, or otherwise disposed of, the asset's carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

4.       Accounts Receivable

     The Company uses the allowance method to account for uncollectible accounts receivable. Accounts receivable are presented net of an allowance for doubtful accounts of $1,500 and $4,700 at December 31, 2001 and 2002, respectively.

                               PIPELINE DATA, INC.


                    NOTES TO FINANCIAL STATEMENTS (continued)

                                December 31, 2002


NOTE B--EARNINGS PER SHARE

     Basic loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. During the years ended December 2002 and 2001, there were no dilutive securities outstanding.



NOTE C - INCOME TAXES

     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 2002, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward and was fully offset by a valuation allowance.

     At December 31, 2002, the Company has net operating loss carry forwards for income tax purposes of $1,474,535. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2010. The components of the net deferred tax asset as of are as follows:

         Deferred tax asset:
         Net operating loss carry forward                         $  1,474,535
         Valuation allowance                                      $ (1,474,535)
         Net deferred tax
          asset                                                   $     -0-


     The Company recognized no income tax benefit from the loss generated for the period from the date of inception to December 31, 2002. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.

                               PIPELINE DATA, INC.


                    NOTES TO FINANCIAL STATEMENTS (continued)

                                December 31, 2002


NOTE D - COMMITMENTS AND CONTINGENCIES

Lease agreements

     The Company occupies office space at the office of the Chairman of the Board at 250 East Hartsdale Avenue, Hartsdale, New York, 10530 at a monthly rental of $500. The offices of the Company's subsidiary, SecurePay, Inc. are located at 1599 Washington Street, Braintree, Massachusetts at a monthly rental of $1,410. The term of this lease shall be for three years with self-renewing unless terminated in writing no later than one hundred and eighty (180) days before each expiration. Each lease year shall be subject to a rent increase not to exceed the most current consumer price index increase from the prior year. Each extension shall be for the same terms as the original lease. The operations center for SecurePay is located at 13339 North Central Expressway Suite 100, Dallas, Texas. This is a four year lease that commenced on June 2002. An initial deposit of $850 and monthly rental of $768 is required on the leased square foot area of 865 square feet. The office's of Northern Merchant Services, Inc. is located in Brasher Falls, New York, and has an annual lease with Kevin and Nancy Weller, officers' of the Company. The lease commenced on September 2002, with monthly rental of $1,000. The lease can be renewed annually with the option of the landlord not to renew, with Just cause.

     On January 28, 2003, the Company entered into a capital equipment lease with Midwest Leasing Group in Livona, Michigan. The initial term of the lease is for a period of 48 months with a base lease amount of $661.77 per month and an advance lease payment of $1,412.87. The lease has an equipment purchase option on " all or none" and "as-is, where-is" basis, without any representations or warranties, including no warranties of merchantability or fitness for a particular purpose. The equipment consist of five servers ($17,025), ten network products ($1,986.60), and four units of software ($3,559.50). The Company has an option to renew the Lease at the then Fair Market Rental Value and also has an option to return the equipment on or before the last day of the Lease term.

                               PIPELINE DATA, INC.


                    NOTES TO FINANCIAL STATEMENTS (continued)

                                December 31, 2002





NOTE E - STOCK OPTION ISSUANCES

     In February 2001, the company instituted the 2001-02 Non Statutory Stock Incentive Plan in order to award stock options, restricted stock and stock bonuses to selected individuals who make contributions to the success of our company.

     During the year ended December 31, 2002, the company issued the following options: 200,000 Options to Sheila Corvino Esq., for legal services, strike price $0.35. 150,000 Options to Sheila Corvino Esq., for legal services, strike price $0.40. 350,000 Options to MacAlister Smith for services, strike price $0.40. 150,000 Options to R. Scott Barter for analytical and financial research services, strike price $0.35.

     The following are options granted on December 18, 2002: 50,000 options to Jody Latimer for sales work performed, strike price $0.35. 25,000 to vest on January 1, 2003 and 25,000 to vest on January 1, 2004. 50,000 options to Barbara Denis for services, strike price $0.35. 25,000 to vest on January 1, 2003 and 25,000 to vest on January 1, 2004. 75,000 options to Don Gruneisen for accounting services, strike price $0.35. 37,500 to vest on January 1, 2003 and 37,500 to vest on January 1, 2004. 96,666 options to Jack Rubinstein for directorial services, strike price $0.35. All 96,666 shares to vest on January 1, 2003. 96,666 options to MacAllister Smith for directorial services, strike price $0.35. All 96,666 shares to vest on January 1, 2003. 96,666 options to Jack Rubinstein for directorial services, strike price $0.35. All 96,666 shares to vest on January 1, 2003. 96,668 options to Kevin Weller for directorial services, strike price $0.35. All 96,668 shares to vest on January 1, 2003.

     The above options shall have piggyback registration rights and shall be included in any S-8 registration statement.


     As of December 31, 2002, no options have been exercised and the Company has reserved an aggregate of 585,000 shares of common stock pending the exercise of the options.

Stock option activity is summarized as follows:

Options outstanding at beginning of year                 -0-
Granted                                           2,000,000
Exercised                                                -0-
Options outstanding at end of the period          2,000,000

                               PIPELINE DATA, INC.

                                December 31, 2002




NOTE E - STOCK OPTION ISSUANCES (continued)


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


NOTE F - ACQUISITION

     On August 26, 2002, the Company consummated a merger with Northern Merchant Services, Inc. ("NMS"), a New York corporation. The Company issued five thousand shares of Series A Preferred Convertible Stock. The stock is convertible into one thousand (1,000) shares of common stock of the Company at the conversion price of $0.50 per common share and one million common shares of the Company in exchange for all of the capital stock of SecurePay.

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

                               PIPELINE DATA, INC.


                    NOTES TO FINANCIAL STATEMENTS (continued)

                                December 31, 2002


NOTE G - NOTE RECEIVABLE

     In November 2000, the Company advanced $200,000 to Accu-Search, Inc. as evidenced by a note receivable which was due on December 31, 2001 with interest at 12% per annum. As a further inducement for the note, Accu-Search, Inc. gave Pipeline Data, Inc. a perpetual non-transferable license in an automated software process to convert multiple inputted documents into transmittable Adobe PDA formats. The software may only be used for the licensed technology to increase the functionality of its own web-site by being able to convert any documentation it receives into Adobe PDF format. The Company has not a valuation on this asset. Accu-Search, Inc. renegotiated their note with the Company in July 2002, and the Company agreed to exchange $228,000 of debt for 37,004 shares of Series A Convertible Preferred Stock and remit payment of $23,447. At December 31, 2002 the only note receivable was for $1,000 with no stated interest that was scheduled to be repaid on a monthly basis. Original note was for $12,000.


NOTE H - SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS

         Borrowings under Revolving Line of Credit

     The Company's revolving line of credit with a major credit card company amounted to $70,315 and $11,300 at December 31, 2001 and December 31, 2002, respectively.

Details of Short-Term Debt:

                                                  December 31,

                                 2001                              2002


       Ladco Financial Gr      $    0                              $ 150,000
                              ------------                         ---------


Details of Long-Term Debt:

       Ladco Financial Group   $    0                             $  12,500
       Officers' Loan Payable  $    0                             $ 111,552
       8% Convertible notes    $    0                             $ 324,553

                               PIPELINE DATA, INC.


                    NOTES TO FINANCIAL STATEMENTS (continued)

                                December 31, 2002


NOTE H - SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS (continued)


Conversion of Convertible Note:

     The Holder shall have the right, at its option, at any time during the term of the Convertible Note, to convert the principal amount of the Convertible Note, or any portion of such principal amount, into that number of fully paid and nonassessible shares of Common Stock (as such shares shall be constituted) determined pursuant to the terms of the agreement. The term "Conversion Amount" means, with respect to any conversion on of the Convertible Note, the sum of (1) the principal amount of the Convertible Note to be converted in such conversion plus (2) accrued and unpaid interest, if any, on such principal amount at the determined interest rate.

Item 8. Changes In and Disagreements With Accountants on Accounting an Financial Disclosure.

     There have been no changes in, and no disagreements with, our company's public accountants.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons.

Directors, Executive Officers, Promoters And Control Persons

Our Current Officers and Directors

     Our chairman, Jack Rubinstein has held office since inception. Pursuant to our transaction with SecurePay, Mr. Jack Rubinstein remained as Chairman of the Board of Pipeline Data. MacAllister Smith is our president, chief executive officer and director. Phillip Chait is our Secretary. Pursuant to our acquisition agreement with SecurePay, two additional board member may be selected by MacAllister Smith and one board member may be selected by Jack Rubinstein. Pursuant to our agreement with NMSI, Kevin Weller became our director as well as the President and Director of our subsidiary, NMSI. Nancy Weller is Vice President and a Director of NMSI. Donald W. Gruneisen is the Chief Financial Officer of Pipeline and our two subsidiaries, SecurePay and NMSI. Anthony Reynolds will become our chief technology officer.

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

     Listed below are our officers and directors and their previous experience.
The directors have been elected by the present stockholders and shall serve for terms of one year, or until their successors are elected and have qualified.
officers are appointed by, and serve at the pleasure of, the board of directors.

Officers And Directors

Jack Rubinstein, 54, Chairman of the Board

     Mr. Rubinstein, age 54, is, since commencement of its operations in 1991, the General Partner of DICA Partners, an investment hedge fund located in Hartsdale, New York. Mr. Rubinstein also acts as a management and financial consultant to various public companies in the telecommunications industry. He was a founding public board member of CD Radio, Inc. and aided in the funding of the Molloy Group, a help desk software developer. Mr. Rubinstein is also a founding member of The Capital Market Advisors Network, a consortium of consultants aiding the capital market needs of emerging private and smaller public companies.

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


MacAllister Smith, 40, Pipeline and SecurePay, President,
Chief Executive Officer and Director

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


Donald W. Gruneisen, 47,  Pipeline, SecurePay and NMSI, Chief Financial
Officer

     Mr. Gruneisen has over 20 years of experience in the volatile, high-growth telecommunications industry, with expertise in the areas of finance, management accounting and top executive corporate management. Mr. Gruneisen holds an MBA from Clarkson University in Accounting and Management Information Systems and is a certified public accountant with twelve years experience as a corporate officer (including serving in positions of chief executive officer/general manager). He has been the treasurer and director of finance of NMSI since July 2001. From June 2000 to July 2001, Mr. Gruneisen was a consultant providing strategic guidance with specialization in billing, accounting, and tax issues associated with the telecommunications industry and financial management. From January 1999 to June 2000, he was a senior accountant at Whalen, Davey & Looney, LLP. From 1977 to 1998, he worked for Nicholville Telephone Company, a $3.5 million ESOP-owned local exchange carrier/utility. He started with the company in 1977 as an accountant and accounting manager and ultimately became chief executive officer, general manager and treasurer from 1990 to 1998. His duties included the management of interests in industry wireless and network services and joint ventures, including the sale of some interests.

Phillip Chait, 39, Pipeline Data, Inc, and SecurePay,  Secretary

     Mr. Chait has over ten years experience in the merchant processing industry and has held an ownership position in two companies that have been sold to national corporations. He was most recently the Assistant Clerk for Nova Information Systems (NYSE: NIS). He was Vice President and COO of Pinnacle Financial Technologies, Inc., a nationally recognized firm and a pioneer in electronic benefits transfer (EBT) programs. The company merged with Nova Information Systems in 1998. Mr. Chait also served as CFO and Senior Partner of Access Services, Inc. His team formed, designed and built a nationwide network processing switch for MasterCard, Visa, American Express and debit card transactions. The company merged with Digital Courier Technologies, Inc. (NASDAQ: DCTI) in 1999.

Kevin J. Weller, 36, Northern Merchant Services, President and Director, Pipeline, Director

     Mr. Weller has 8 years experience in the payment processing industry. His entry was in 1992 with Netcom Data Corp. as a sales representative. He left Netcom in 1997. In August 1997, Mr. Weller co-founded Northern Merchant Services. Since 1997 he has consistently placed Northern Merchant Services at the top of Nova Information Systems MSP Program in new account acquisition. Northern Merchant Service has amassed over 6,000 customers prior its acquisition by Pipeline. Northern Merchant Services was also selected as 2002 business of the year by the St. Lawrence County Chamber of Commerce. Mr. Weller holds a degree in Business Administration from SUNY Canton.

Nancy Smith-Weller, 40, Northern Merchant Services, Vice President and
Secretary

     Ms. Smith-Weller has over 5 years experience in the merchant processing industry. She comes from a strong marketing background, with over 15 years of experience in that field. In August 1997 she co- founded Northern Merchant Services, where her responsibilities have ranged from internal operations and accounting to marketing. She is active in her local community and sits on the local county economic development committee. She is active in the upstate New York drive to bring business to the north country. Northern Merchant Services was awarded Business of the Year 2002 for St. Lawrence County, New York. From 1997 to present, NMSI has continually ranked in the top 5 for new account acquisitions for Nova Information Systems MSP program.

Anthony Reynolds, 43, Pipeline, Chief Technology Officer

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

Item 10.  Executive Compensation

     Pursuant to the acquisition agreement between our company and NMSI, we have entered into employment agreements with Kevin Weller and Nancy Weller. Pursuant to Mr. Weller's agreement, Mr. Weller shall be:

-    paid a salary of $200,000 per annum,

-    appointed a director of our company,

-    appointed president of NMSI, a subsidiary of our company,

- afforded the opportunity to borrow an amount when added to the amount borrowable by Nancy Weller shall equal up to an aggregate of $200,000.

     Pursuant to the employment agreement with Nancy Weller, Mrs. Weller shall be:

-    paid a salary of $150,000 per annum,

-    appointed vice-president of NMSI a subsidiary of our company,

- afforded the opportunity to borrow an amount when added to the amount borrowable by Kevin Weller shall equal up to an aggregate of $200,000.

     The following table sets forth information concerning compensation for services rendered to our company by its Chairman, President and by its executive officers who earned $100,000 or more for the year ended December 31, 2001. Compensation was received by and for services rendered to our company.

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation

                                                        Restricted       Securities
Name and                                Other Annual        Stock        Underlying      LTIP          All
Principal           Salary    Bonus     Compensation        Award(s)     Options         Payout       Other
Position              ($)         ($)           ($)                        ($)           /SARs (#)      ($)  Compensation
----------           ----       ------   ---------------  ----------    ----------    -------    ------------------
2002
Jack
Rubinstein(1)         -0-         -0-         -0-          100,000         96,666         -0-          -0-
Board
Chairman

MacAllister          78,029       -0-         -0-          100,000        446,666         -0-          -0-
Smith(2)

Phillip              70,000       -0-         -0-          100,000          0-           -0-           -0-
Chait(3)

Kevin
Weller (4)           71,035       -0-         -0-            -0-           96,668         -0-           -0-

Nancy                53,726       -0-         -0-            -0-           -0-            -0-           -0-
Weller (5)

Donald               13,853       -0-         -0-            -0-           -0-            -0-           -0-
Gruneisen (6)

2001
Jack
Rubinstein(1)         -0-         -0-         -0-           160,000       350,000         -0-           -0-
Board
Chairman


     No Board of Directors' fees have been paid.

(1) On December 28, 2002, Jack Rubinstein was awarded options to purchase 96,666 shares of common stock at the above market exercise price of $0.35. On June 28, 2002, Jack Rubinstein was awarded 100,000 shares of common stock in lieu of monetary compensation. On October 1, 2001, Fali Rubinstein was awarded 160,000 shares of restricted stock in lieu of monetary compensation for research and administrative services rendered to our company. The ownership of these shares is attributed to Jack Rubinstein. On February 28, 2001, Jack Rubinstein was awarded options to purchase 350,000 shares of our common stock at the above market exercise price of $2.50. These options were rescinded. On October 18, 2001, Jack Rubinstein was awarded options to purchase 350,000 shares of at the market price of $0.40 per share. On March 8th, 2002, Jack Rubinstein lent our company $100,000 for working capital purposes. The promissory note evidencing this transaction has a term of one year and bears simple interest at the rate of 8%. The principal and interest of the note is convertible into common stock of Pipeline at the then current market price of $0.35 per share. Upon conversion , Mr. Rubinstein shall receive warrants equal to 100% of the number of shares converted with minimum warrant issuance of 100,000 shares. Mr. Rubinstein, our chairman of the board is entitled to receive an incentive bonus and a performance bonus as determined by the board.

(2) On December 28, 2002, MacAllister Smith was awarded options to purchase 96,666 shares of common stock at the above market exercise price of $0.35. On June 28, MacAllister Smith was awarded 100,000 shares of common stock in lieu of monetary compensation. On March 15, 2002, MacAllister Smith was awarded options to purchase 350,000 shares of our common stock at the market price of $0.40 per share to replace options he received from SecurePay. Pipeline paid MacAllister Smith 749,496 shares of our common stock for his interest in SecurePay. His sister, Catherine Brannon, owns 50% of Chasm Holdings, which received 4,118,545 shares of our common stock for her interest in SecurePay. This has not been listed as compensation as it was in consideration of assets. MacAllister Smith has been awarded a salary of $240,000 per annum, which is currently being deferred on partial basis. MacAllister Smith is entitled to receive an incentive bonus up to an amount equal to his salary and a performance bonus as determined by the board, upon meeting or exceeding certain financial, sales or other goals set forth by the board of directors of our company. Mr. Smith is also entitled to an automobile or an automobile allowance of $700 per month.

(3) On June 28, Phillip Chait Smith was awarded 100,000 shares of common stock in lieu of monetary compensation. Mr. Chait's sister, Barbara Klien, owns 50% of Chasm Holdings, which received 4,118,545 shares of our common stock for her interest in SecurePay. This has not been listed as compensation as it was in consideration of assets. Phillip Chait has been awarded a salary of $100,000 per annum, which is currently being deferred on partial basis. Mr. Chait is also entitled to an automobile or an automobile allowance of $600 per month.

(4) On December 28, 2002, Kevin Weller, was awarded options to purchase 96,668 shares of common stock at the above market exercise price of $0.35. Salary indicated is from August 26, 2002 to December 31, 2002. On August 26, 2002, Mr. Weller was issued (i) two thousand five hundred shares of series A preferred convertible stock (the "Preferred Shares"), each preferred share is convertible into one thousand (1,000) shares of our common stock at the conversion price of $0.50 per common share and (ii) one million of our common shares. In addition, he has certain earn-in capabilities based upon account retention milestones achieved within a specified period of time. Each time the NMSI, as our wholly owned subsidiary, attains 5,000 merchant accounts, we shall issue to Mr. Weller five hundred thousand (500,000) common shares, up to an aggregate of 1,500,000 common shares. This earn- in restriction shall expire on the fourth anniversary of the date of the acquisition agreement pursuant to which we acquired NMSI. Further Mr. Weller is being afforded the opportunity to borrow an amount when added to the amount borrowable by Nancy Weller shall equal up to an aggregate of $200,000. None of the foregoing has been listed as compensation as it was in consideration of assets. Mr. Weller is paid a salary of $200,000 per annum. Mr. Weller is entitled to receive an incentive bonus up to an amount equal to his salary and a performance bonus as determined by the board, upon meeting or exceeding certain financial, sales or other goals set forth by the board of directors of our company. Mr. Weller is also entitled to an automobile or an automobile allowance of $600.00 per month minimum. Kevin and Nancy Weller are married.

(5) On August 26, 2002, Mrs. Weller was issued (i) two thousand five hundred shares of series A preferred convertible stock (the "Preferred Shares"), each preferred share is convertible into one thousand (1,000) shares of our common stock at the conversion price of $0.50 per common share and (ii) one million of our common shares. In addition, she has certain earn-in capabilities based upon account retention milestones achieved within a specified period of time. Each time the NMSI, as our wholly owned subsidiary, attains 5,000 merchant accounts, we shall issue to Mrs. Weller five hundred thousand (500,000) common shares, up to an aggregate of 1,500,000 common shares. This earn- in restriction shall expire on the fourth anniversary of the date of the acquisition agreement pursuant to which we acquired NMSI. Further Mrs. Weller is being afforded the opportunity to borrow an amount when added to the amount borrowable by Kevin Weller shall equal up to an aggregate of $200,000. None of the foregoing has been listed as compensation as it was in consideration of assets. Mrs. Weller is paid a salary of $150,000 per annum. Mrs. Weller is entitled to receive an incentive bonus up to an amount equal to his salary and a performance bonus as determined by the board, upon meeting or exceeding certain financial, sales or other goals set forth by the board of directors of our company. Mrs. Weller is also entitled to an automobile or an automobile allowance of $600.00 per month minimum. Kevin and Nancy Weller are married.

(6) On December 18, 2002, Donald Gruneisen was awarded options to purchase 75,000 shares of common stock at the above market exercise price of $0.35, 37,500 to vest on January 1, 2003 and 37,500 to vest on January 1, 2004. Gruneisen is currently receiving a salary of $50,000, $10,000 of which is deferred until 2003.

Additional Employee Benefits

     Employees are provided health insurance.

Relationships Amongst Management

     Kevin and Nancy Weller are married. There are no other family relationships amongst the management of the company.


     The following table sets forth the option and stock appreciation rights granted during the fiscal year ended December 31, 2002, to our company's Chairman of the Board and each of our company's officers and directors.


                            Option/SAR Grants in Last Fiscal Year
                                      Individual Grants
       (a)                  (b)                    (c)                  (d)         (e)
                    Number of Securities    Options/SARs Granted    Exercise or
                  Underlying Options/SARs  to Employees in Fiscal   Base Price    Expiration
      Name              Granted (#)                 Year              ($/Sh)          Date

Jack Rubinstein,
Chairman of the                                                    $0.35 per      December 31,
Board                96,666 options                  13.5%          share          2007

MacAlllister                                                       $0.35 per      December 31,
Smith              446,666  options                  62.5%          share          2007

Kevin Weller                                         13.5%         $0.35 per      December 31,
                     96,668 options                                Share          2007

Don Gruneisen                                        10.5%         $0.35 per      December 31,
                     75,000 options                                Share          2007


     In February 2001, the company instituted the 2001-02 Non Statutory Stock Incentive Plan in order to award stock options, restricted stock and stock bonuses to selected individuals who make contributions to the success of our company.

     During the year ended December 31, 2002, the company issued the following options: 200,000 Options to Sheila Corvino Esq., for legal services, strike price $0.35. 150,000 Options to Sheila Corvino Esq., for legal services, strike price $0.40. 350,000 Options to MacAlister Smith for services, strike price $0.40. 150,000 Options to R. Scott Barter for analytical and financial research services, strike price $0.35.

     The following are options granted on December 18, 2002: 50,000 options to Jody Latimer for sales work performed, strike price $0.35. 25,000 to vest on January 1, 2003 and 25,000 to vest on January 1, 2004. 50,000 options to Barbara Denis for services, strike price $0.35. 25,000 to vest on January 1, 2003 and 25,000 to vest on January 1, 2004. 75,000 options to Don Gruneisen for accounting services, strike price $0.35. 37,500 to vest on January 1, 2003 and 37,500 to vest on January 1, 2004. 96,666 options to Jack Rubinstein for directorial services, strike price $0.35. All 96,666 shares to vest on January 1, 2003. 96,666 options to MacAllister Smith for directorial services, strike price $0.35. All 96,666 shares to vest on January 1, 2003. 96,666 options to Jack Rubinstein for directorial services, strike price $0.35. All 96,666 shares to vest on January 1, 2003. 96,668 options to Kevin Weller for directorial services, strike price $0.35. All 96,668 shares to vest on January 1, 2003.

     The above options shall have piggyback registration rights and shall be included in any S-8 registration statement.

     Stock option activity is summarized as follows:

      Options outstanding at beginning of year                  -0-
      Granted                                              2,000,000
      Exercised                                                 -0-
                                                            --------
      Options outstanding at end of the period             2,000,000




Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following tables set forth certain information regarding the beneficial ownership of shares of common stock of the company by our officers, directors and those holders of five percent (5%) or more of stock in our company after completion of the distribution of our class B redeemable warrants. Based on information furnished by these individuals and/or groups, we believe that they are the beneficial owners of the common stock listed below, and unless otherwise noted, have sole investment and voting power with respect to such shares, except in those cases where community property laws may apply.

     Prior to the distribution and according to the records provided by the company (which currently has 11,986,890 shares of common stock outstanding), the officers, directors and holders of five percent (5%) or more of our common stock, owned the following number of shares:

     The following table sets forth certain information with respect to beneficial ownership of our common stock as of December 31, 2002, as to (a) each person (or group of affiliated persons) known by us to own beneficially more than 5% of our outstanding common stock, (b) each of our directors, (c) all our directors, executive officers as a group.

     Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

     Percentage of shares beneficially owned is based on 12,706,723 shares of our common stock outstanding as of December 31, 2002.

                               Shares Beneficially     Percentage Beneficially
   Name                             Owned                    Owned
--------------------            ------------------     -----------------------

Jack Rubinstein(1)                     1,008,750                8.4%
Chairman of the Board
250 East Hartsdale Avenue
Suite 21
Hartsdale, NY 10530

MacAllister Smith(2)                     849,496                7.1%
President and CEO
And Director
1599 Washington Street
Braintree, Massachusetts 02184

Chasm Holdings(2)                      4,118,545               34.4%
1599 Washington Street
Braintree, Massachusetts 02184

Gilbert Anthony Reynolds               1,100,000                9.2%
Chief Technology Officer
13339 North Central
Expressway Suite 100
Dallas, Texas.

Paul Chiumento                         1,100,000                9.2%
58 Delwyn Barnes Drive
Whitinsville, MA 01588

Unifund Financial Group, Inc.(3)         689,800                5.8%
Attributable to R. Scott Barter
575 Madison Avenue
New York, NY 10022

Kevin Weller (4)                         500,000                4.2%
12 West Main Street
Brasher Falls, NY

Nancy Weller(4)                          500,000                4.2%
12 West Main Street
Brasher Falls, NY

R. Scott Barter  (3)                     209,400                1.7%
575 Madison Avenue
New York, NY 10022

                               ALL DIRECTORS AND
                               EXECUTIVE OFFICERS
AS A GROUP
( 3 persons)                           4,717,519               39.4%

(1) On December 28, 2002, Jack Rubinstein was awarded options to purchase 96,666 shares of common stock at the above market exercise price of $0.35. On October 1, 2001, Fali Rubinstein was awarded 160,000 shares of restricted stock in lieu of monetary compensation for research and administrative services rendered to our company. Fali Rubinstein and Jack Rubinstein are married. The ownership of these shares is attributed to Jack Rubinstein. On October 18, 2001, Jack Rubinstein was awarded options to purchase 350,000 shares of at the market price of $0.40 per share. These options are immediately exercisable. Further, subsequent to the 2001 fiscal year end, on March 8th, 2002, Jack Rubinstein lent our company $100,000 for working capital purposes. The promissory note evidencing this transaction has a term of one year and bears simple interest at the rate of 8%. The principal and interest of the note is convertible into common stock of Pipeline at the then current market price of $0.35 per share. Upon conversion , Mr. Rubinstein shall receive warrants equal to 100% of the number of shares converted with minimum warrant issuance of 100,000 shares.

(2) Chasm Holdings is 50% owned by Catherine Brannon who is the sister of MacAllister Smith. The other 50% owner is Barbara Klein, Phillip Chait's sister. On June 28, 2002, 100,000 Shares of unregistered common stock were issued to MacAllister Smith in lieu of fees outstanding. On December 28, 2002, MacAllister Smith was awarded options to purchase 446,666 shares of common stock at the above market exercise price of $0.35.

(3) This entity is controlled by Mr. Barter and its share ownership in it is attributed to him. Mr. Barter resigned as our director on February 28, 2001. The referenced amount does not include options to purchase shares of our common stock at the market price $0.35 per share issued after the end of the 2001 fiscal year on February 28, 2002.

(4) Kevin Weller is a director of our company. Nancy Weller is his wife and her shares may be attributed to him. On December 28, 2002, Jack Rubinstein was awarded options to purchase 96,668 shares of common stock at the above market exercise price of $0.35.

Item 12. Certain Relationships and Related Transactions.


     In February 2001, the company instituted the 2001-02 Non Statutory Stock Incentive Plan in order to award stock options, restricted stock and stock bonuses to selected individuals who make contributions to the success of our company.

     During the year ended December 31, 2002, the company issued the following options: 200,000 Options to Sheila Corvino Esq., for legal services, strike price $0.35. 150,000 Options to Sheila Corvino Esq., for legal services, strike price $0.40. 350,000 Options to MacAlister Smith for services, strike price $0.40. 150,000 Options to R. Scott Barter for analytical and financial research services, strike price $0.35.

     The following are options granted on December 18, 2002: 50,000 options to Jody Latimer for sales work performed, strike price $0.35. 25,000 to vest on January 1, 2003 and 25,000 to vest on January 1, 2004. 50,000 options to Barbara Denis for services, strike price $0.35. 25,000 to vest on January 1, 2003 and 25,000 to vest on January 1, 2004. 75,000 options to Don Gruneisen for accounting services, strike price $0.35. 37,500 to vest on January 1, 2003 and 37,500 to vest on January 1, 2004. 96,666 options to Jack Rubinstein for directorial services, strike price $0.35. All 96,666 shares to vest on January 1, 2003. 96,666 options to MacAllister Smith for directorial services, strike price $0.35. All 96,666 shares to vest on January 1, 2003. 96,666 options to Jack Rubinstein for directorial services, strike price $0.35. All 96,666 shares to vest on January 1, 2003. 96,668 options to Kevin Weller for directorial services, strike price $0.35. All 96,668 shares to vest on January 1, 2003.

     The following material transactions have occurred in the past fiscal year. They are identified below:

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

     On March 8th, 2002, Jack Rubinstein, our chairman of the board, lent our company $100,000 for working capital purposes. The promissory note evidencing this transaction has a term of one year and bears simple interest at the rate of 8%. The principal and interest of the note is convertible into common stock of Pipeline at the then current market price of $0.35 per share. Upon conversion , Mr. Rubinstein shall receive warrants equal to 100% of the number of shares converted with minimum warrant issuance of 100,000 shares.

     On March 19, 2002, the Registrant acquired all the capital stock of SecurePay, Inc., a Delaware corporation, in exchange for seven million six hundred thousand (7,600,000) newly issued shares of its common stock whereby control of the registrant has changed to the controlling stockholders of SecurePay, Inc. The former shareholders of SecurePay have certain earn-in capabilities based upon revenue milestones achieved within a specified period of time. Seven million six hundred thousand (7,600,000) shares of our common stock are being held in attorney escrow if and when certain milestones underlying these earn-ins are reached. The former shareholders of SecurePay have certain earn-in capabilities based upon revenue milestones achieved within a specified period of time. Seven million six hundred thousand (7,600,000) shares of our common stock are being held in escrow. If and when SecurePay's gross revenue run rate reaches $100,000 per month as determined by our most recent Form 10Q or Form 10K, then we shall issue an additional 3,800,000 shares of our common stock to former shareholders of SecurePay. If and when SecurePay's gross revenue run rate reaches $200,000 per month as determined by the most recent Form 10Q or Form 10K then we shall issue an additional 3,800,000 of our shares of common stock to former SecurePay shareholders. The deadline for meeting these revenue targets terminates on March 31, 2005.

     On August 26, 2002, the Registrant acquired all the capital stock of Northern Merchant Services, Inc., a New York corporation, ("NMSI") in exchange for (i) five thousand shares of Series A Preferred Convertible Stock (the "Preferred Shares"), each Preferred Share is convertible into one thousand (1,000) shares of common stock of the Buyer (the "Common Shares") at the conversion price of $0.50 per Common Share and (ii) one million Common Shares of the Registrant. In addition, the former shareholders of NMS have certain earn-in capabilities based upon account retention milestones achieved within a specified period of time. Each time the NMS, as a wholly owned subsidiary of the Registrant, attains 5,000 merchant accounts, the Registrant shall issue to the former shareholders of NMS an aggregate of one million (1,000,000) Common Shares, up to an aggregate of 3,000,000 Common Shares. This earn- in restriction shall expire on the fourth anniversary of the date of this acquisition agreement governing the transaction. Further, Kevin Weller, president of NMS has been appointed to our board of directors and president of the NMS subsidiary. Nancy Weller, vice president of NMS has been appointed vice president of the NMSI subsidiary. Kevin and Nancy Weller are married.

     As of December 31, 2002, our company issued $304,429.31 in convertible debt. The outstanding notes have a two year term, accrue interest at the annual interest rate of 8% and have 33% warrant coverage at a conversion price of $.35 per share. The names and amounts of the recipients are as follows:


                                             8% Convertible Note

Date              Name                                       Amount

6.17.02           Michael Greenburg                          20,000

6.17.02           Robert Erlichman                           15,000

7.9.02            Elaine Greenburg                            5,000

7.16.02           Barbara Klein                              10,000

7.18.02           Hal Denton                                100,000

8.28.02           Pearl Holloway                              7,000

9.11.02           G. Timothy Kane                            10,000

9.12.02           Jerry Trevor                               25,000

9.20.02           Chandler Smith                              4,000

9.29.02           Chasm Holdings                              58429.31

10.4.02           DSM Realty                                 15,000

10.15.02          Don Swift                                  5,000

10.17.02          Brian Kornreich                            25,000

11.25.02          Chasm Holdings                             5,000



     On October 1, 2002, our company sold an aggregate 0f 3330,000 shares of our common stock to Feirstein Institutional Partners, and Feirstein Partners L.P. all at $0.30 per share.



Item 13. Exhibits and Reports on Form 8-K.

Reports on Form 8-K.

     A report on Form 8-K has been filed on the same date as this report on Form 10-KSB, April 28, 2002. The purpose of the Form 8-K is to report the SecurePay transaction and changes to the officers and directors of the registrant. Item 6. Exhibits and Reports on Form 8-K

     A report on Form 8-K discussing the company's acquisition of Northern Merchants Services, Inc. as its wholly owned subsidiary and its change in control was filed on August 29, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 15, 2003

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



                                    /s/ MacAllister Smith

                                -----------------------------------------
                                    MacAllister Smith
                                    President



                                    /s/ Donald Grunseisen

                                -----------------------------------------
                                    Donald Grunseisen
                                    Chief Financial Officer
                                    (Principal Financial and Accounting
                                    Officer)

                                 CERTIFICATIONS

I, MacAllister Smith, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Pipeline Data, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   Presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 15, 2003
                                              /s/ MacAllister Smith

                                              ----------------------------------
                                              MacAllister Smith
                                              President

I, Donald Grunseisen, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Pipeline Data, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   Presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 15, 2003
                                              /s/ Donald Grunseisen

                                              ----------------------------------
                                              Donald Grunseisen
                                              Chief Financial Officer

                                                                    EXHIBIT
99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Pipeline Data Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, MacAllister Smith, President, Chief Executive Officer, and Director and I, Donald Grunseisen, Principal Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 12(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company, as of, and for the periods presented in the Report.


                                            /s/ MacAllister Smith

                                            Principal Executive Officer,
                                            Principal Accounting Officer

                                                   /s/Donald Gruneisen

                                                   Principal Financial
Officer,

                                            April 15, 2003



     A signed original of this written statement required by Section 906 has been provided toPipeline Data, Inc and will be retained by Pipeline Data, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.