Form 10QSB
period 2003-03-31
PIPELINE DATA INC
filed 2003-05-20
CIK 1086533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               PIPELINE DATA INC.
                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
    For the quarter ended March 31, 2003

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

     [X] Yes [ ] No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 12,706,723 shares of common stock, par value $0.001, as of May 15, 2003.

                              PIPELINE DATA, INC.
                 MARCH 31, 2003 QUARTERLY REPORT ON FORM 10-QSB
                         TABLE OF CONTENTS

                                                                           Page
                                                                           ----

Special Note Regarding Forward Looking Information........................... 1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements................................................. 2

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations................................................ 3

Item 3. Quantitative and Qualitative Disclosures About Market Risk..........  7

PART II - OTHER INFORMATION

Item 1. Legal Proceedings...................................................  7

Item 2. Changes in Securities and Use of Proceeds...........................  7

Item 3. Defaults Upon Senior Securities.....................................  7

Item 4. Submission of Matters to a Vote of Security Holders.................. 7

Item 5. Other Information...................................................  7

Item 6. Exhibits and Reports on Form 8-K....................................  7

              QUARTERLY REPORT ON FORM 10QSB FOR PIPELINE DATA INC.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 discusses financial projections, information or expectations about the products or markets of our company, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, readers should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I
                              FINANCIAL INFORMATION

     Item 1. Financial Statements

     The consolidated financial statements for the three month periods ended March 31, 2003 included herein have been prepared by Pipeline Data, Inc., (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of March 31, 2003, and the results of operations and cash flows for the three month periods ended March 31, 2003 and 2002.

     The Company's results of operations during the three months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year.

     The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal years ended December 31, 2002.

                          INDEX TO FINANCIAL STATEMENTS


Part 1 - Financial Information

                                                                          Page
                                                                          ----

Item 1 - Financial Statements

Balance Sheets as of March 31, 2003 (unaudited) and December 31, 2002      F-4

Statements of Operations for the three months ended March 31,
  2003 and 2002 (unaudited)                                                F-5

Statement of Stockholders' Equity for the three months ended March 31,
  2003 (unaudited)                                                         F-6

Statements of Cash Flows for the three months ended March 31, 2003
and 2002 (unaudited)                                                       F-7

Notes to Financial Statements                                       F-8 - F-15

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

                         A LIMITED LIABILITY CORPORATION
                            ACCOUNTANTS & CONSULTANTS


                                                         601 Jefferson Davis Hwy
                                                         Telephone: 770-575-0915
                                                       Fredericksburg, Va. 22401
                                                        E-mail:jaydeecpa@aol.com





REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of Pipeline Data, Inc.

     We have reviewed the accompanying balance sheet of Pipeline Data, Inc. as of March 31,2003, and the related statements of operations and of cash flows for the three months periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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



/S/Drakeford & Drakeford, LLC
-------------------------------------

May 12, 2003

                               PIPELINE DATA, INC.

                           CONSOLIDATED BALANCE SHEET

                                       March 31, 2003         December 31, 2002
                                       --------------         -----------------
                                        (Unaudited)
                                       --------------

                                   ASSETS

CURRENT ASSETS
    Cash and cash equivalents         $     216,198            $    85,463
    Accounts receivable                     245,995                253,707
     Accrued interest receivable              6,302                  6,269
     Inventory                               25,866                 29,494
     Advances and prepaid expenses           16,294                  6,340
     Note receivable                              0                  1,000
                                            -------                -------

           Total current assets             510,655                382,273
                                            -------                -------

PROPERTY AND EQUIPMENT, net                 153,264                126,705
                                            -------                -------

OTHER ASSETS
     Investment-Convertible
       preferred stock                      200,235                208,983
     Deposits                                   850                    850
     Goodwill                               176,005                176,005
                                            -------                -------

              Total other assets            377,090                385,838
                                            -------                -------

                TOTAL ASSETS          $   1,041,009             $  894,816
                                      -------------             ----------


         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and
       accrued expenses                $    239,042           $    243,018
    Accrued salaries                         49,701                 54,376
    Payroll taxes and withholdings           43,241                 56,516
    Taxes payable                            65,120                 73,770
    Lease obligations-equipment               4,179                      0
    Loan payable-revolving
     line of credit                             637                11,300
    Notes payable                           125,000                150,000
                                            -------                -------

       Total current liabilities            526,920                588,980
                                            -------                -------

LONG-TERM LIABILITIES
     Lease obligations-equipment             16,756                      0
     Officer loans payable                  137,906                111,552
     Note payable                                 0                 12,500
     Notes payable-convertible 8%           550,673                324,553
                                            -------                -------

       Total long-term liabilities          705,335                448,605
                                            -------                -------

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, authorized
    5,000,000 shares $.01 par value
     each. At March 31, 2003 and
     December 31,  2002, there are
     5,000 shares outstanding,
     respectively                                50                     50
    Common stock authorized
      20,000,000 shares, $.001
      each. At March 31, 2003
      and December  31, 2002, there
      are 12,706,723 shares
      outstanding respectively               12,707                 12,707

   Additional paid-in capital             1,324,851              1,324,851
                                          ---------              ---------
   Retained Earnings (deficit)           (1,528,854)            (1,480,377)
                                         -----------            -----------

   Total stockholders' equity
    (deficit)                             (191,246)              (142,769)
                                          ---------              ---------

  TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY              $  1,041,009            $   894,816
                                      =============           ============



        The accompanying notes are an integral part of these statements.

                               PIPELINE DATA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited





                                                For the three months ended
                                            March 31, 2003     March 31, 2002
                                            ---------------------------------


Revenue                                       $  2,199,271       $  146,905
                                              ------------       ----------

Cost of services sold                            1,726,699           31,025
Cost of goods sold                                  42,843            8,272
                                                 ---------         --------

    Total cost of goods and
      services sold                              1,769,542           39,297
    Gross profit                                   429,729          107,608

Operating Expenses
    Salaries and payroll cost                      296,538           65,084
    Selling, general and administrative            166,588           39,779
    Depreciation and amortization                    8,639            3,011
                                                 ---------         --------

    Total operating expenses                       471,765          107,874
                                                 ---------         --------


     Net (loss) from operations                    (42,036)            (266)

Other income and expense
     Interest income                                 6,457            6,108
     Interest expense                              (12,898)              (0)
                                                  ---------         --------

      Total other income (expenses)                 (6,441)           6,108
                                                  ---------         --------

             Income (loss)                     $  ( 48,477)         $  5,842
                                               ------------         --------


Basic earnings (loss) per common share         $    (0.004)         $  (.001)
                                               ===========        ===========

Weighted average shares outstanding, basic      11,986,890        10,986,890













        The accompanying notes are an integral part of these statements.

                               PIPELINE DATA, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                    Unaudited



                                                                                  Additional
                                                             Common stock          Paid-in    Accumulated
                                                         Shares        Amount      Capital        Loss          Total
                                                         ------        ------      -------    -----------      -------


Balance at December 31, 2001                           10,986,890    $  10,987   $ 1,045,349   $ (820,793)   $ 235,543

 On August 26, 2002, Northern Merchant Services
  Merger of 1,000 shares of common stock into
  1,000,000 shares in exchange of stock of SecurePay    1,000,000        1,000        95,003                    96,003

    ( 5,000 shares of series A preferred conv.)                                                                     50

Issuance of common stock for services                     386,500          387        84,832                    85,219


Issuance of common stock on September 30, 2002            333,333          333        99,667                   100,000


Net loss for the year ended December  31, 2002                                                    659,584)    (659,584)
                                                       ==========    =========  ============  ============  ===========

Balance at December 31, 2002                           12,706,723    $  12,707  $  1,324,851  $(1,480,377)  $ (142,769)
                                                       ==========    =========  ============  ============  ===========
Net loss for the three months ended
     March  31, 2003                                                                              (48,477)     (48,477)

Balance at March 31, 2003                              12,706,723    $  12,707  $  1,324,851  $(1,528,854)  $ (191,246)
                                                       ==========    =========  ============  ============  ===========



         The accompanying notes are an integral part of this statement.

                               PIPELINE DATA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                                                   For the three            For the three
                                                                                    months ended             months ended
                                                                                   March 31, 2003           March 31, 2002
                                                                                   --------------           --------------

OPERATING ACTIVITIES
    Net income (loss)                                                              $  ( 48,477)                $  5,842
    Adjustments for noncash and nonoperating items:
            Depreciation and amortization                                                8,639                    3,011

     Changes in operating assets and
       liabilities, net of acquisitions:
         Receivables                                                                     7,712                      (19)
         Note receivable                                                                 1,000                   (6,000)
         Accrued interest receivable                                                       (33)                       0
         Inventory                                                                       3,628                        0
         Advances and prepaid expenses                                                  (9,954)                       0
          Officer loans payable                                                              0                    9,108
                Accounts payable and accrued expenses                                   (3,976)                 (14,715)
                Accrued salaries                                                        (4,675)                       0
                Payroll taxes and withholdings                                         (13,275)                       0
                Other loans and notes payable                                           (9,309)                       0
                Lease obligations-equipment                                              4,179                        0
                Taxes payable                                                           (8,650)                       0

     Cash (used) by operating activities                                               (73,191)                  (2,773)

INVESTING ACTIVITIES
    Capital expenditures                                                               (35,198)                       0
    Proceeds from convertible preferred stock                                            8,748                        0

    Cash (used) by investing activities                                                (26,450)                       0

FINANCING  ACTIVITIES
    Proceeds from lease financing                                                       18,392                        0
    Proceeds from convertible notes                                                    226,120                        0
    Lease obligation-payments                                                           (1,636)                       0
    Loan payments                                                                      (12,500)                 (27,534)

    Cash  provided (used) by financing activities                                      230,376                  (27,534)

NET  INCREASE (DECREASE) IN CASH                                                       130,735                  (30,307)

    CASH BALANCE BEGINNING OF PERIOD                                                    85,463                   94,294

    CASH BALANCE END OF PERIOD                                                     $   216,198            $      63,987

    NON CASH ACTIVITIES:
            Interest                                                               $     9,640            $       6,000
            Income taxes                                                           $         0            $           0




        The accompanying notes are an integral part of these statements.

                               PIPELINE DATA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2003


NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                    POLICIES

1.   Financial Information-Basis of Presentation

     The accompanying unaudited consolidated financial statements of the parent holding company, Pipeline Data, Inc. (the "Company"); and its majority-controlled subsidiaries, SecurePay.com, Inc. ("SecurePay") and Northern Merchant Services, Inc. ("Northern Merchants"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. All significant intercompany accounts and transactions have been eliminated.

2.   Inventories

     Inventories consist of technical parts and supplies valued at the lower of cost or market.

     3. Cash Equivalents

     Investments having an original maturity of 90 days or less that are readily convertible into cash have been included in, and are a significant portion of, the cash and cash equivalents balances.

4.   Property and Equipment

     Property and equipment are stated at cost and are depreciated principally on methods and at rates designed to amortize their costs over their estimated useful lives.

     The estimated service lives of property and equipment are principally as follows:

                   Furniture and fixtures                   5- 7 years
                   Computer equipment                       3- 7 years
                   Computer software                        2- 7 years

                               PIPELINE DATA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2003


NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                    POLICIES-(continued)

     4. Property and Equipment-(continued)

     Repairs and maintenance are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized. When property and equipment are retired, sold, or otherwise disposed of, the asset's carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. The Company does not believe the adoption of these standards will have a material impact on the Company's financial statements.

     5. Accounts Receivable

     The Company uses the allowance method to account for uncollectible accounts receivable. Accounts receivable are presented net of an allowance for doubtful accounts of $4,936 and $4,700 at March 31, 2003 and December 31, 2002, respectively.

     6. Revenue and Cost Recognition

     The Company and subsidiaries derive revenues primarily from the electronic processing of credit, charge and debit card transactions that are authorized and captured through third-party networks. Typically, merchants are charged for these processing services based on a percentage of the dollar amount of each transaction and in some instances, additional fees are charged for each transaction. Certain merchant customers are charged a flat fee per transaction and may also be charged miscellaneous fees, including fees for handling charge backs, monthly minimums, equipment rentals, sales or leasing and other miscellaneous services. Revenues are reported gross of amounts paid to sponsor banks as well as interchange and assessments paid to credit card associations (MasterCard and Visa) under revenue sharing agreements pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Included in cost of goods and services sold are the expenses covering interchange and bank processing directly attributable to the furnishing of transaction processing and other services to the Company's merchant customers and are recognized simultaneously with the recognition of revenue.

                               PIPELINE DATA, INC.

                                 March 31, 2003




NOTE B - EARNINGS (LOSS) PER SHARE

     Basic loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. During the three months ended March 2003, there were no dilutive securities outstanding.


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

                               PIPELINE DATA, INC.

                                 March 31, 2003



NOTE D - COMMITMENTS AND CONTINGENCIES

     Lease agreements

     The Company occupies office space at the office of the Chairman of the Board at 250 East Hartsdale Avenue, Hartsdale, New York, 10530 at a monthly rental of $500. The offices of the Company's subsidiary, SecurePay.com, Inc. are located at 1599 Washington Street, Braintree, Massachusetts at a monthly rental of $1,410. The term of this lease shall be for three years with self-renewing unless terminated in writing no later than one hundred and eighty (180) days before each expiration. Each lease year shall be subject to a rent increase not to exceed the most current consumer price index increase from the prior year. Each extension shall be for the same terms as the original lease. The operations center for SecurePay is located at 13339 North Central Expressway Suite 100, Dallas, Texas. This is a four year lease that commenced on June 2002. An initial deposit of $850 and monthly rental of $768 is required on the leased square foot area of 865 square feet. The office of Northern Merchant Services, Inc. is located in Brasher Falls, New York, and has an annual lease with Kevin and Nancy Weller, officers of the Company. The lease commenced on September 2002, with monthly rental of $1,000. The lease can be renewed annually with the option of the landlord not to renew, with just cause.

     On January 28, 2003, the Company entered into a capital equipment lease with Hewlett Packard Financial Services Company, Murray Hill, New Jersey. The initial term of the lease is for a period of 48 months with a base lease amount of $661.77 per month and an advance lease payment of $1,412.87. The lease has an equipment purchase option on "all or none" and "as-is, where-is" basis, without any representations or warranties, including no warranties of merchantability or fitness for a particular purpose. The equipment consist of five servers ($17,025), ten network products ($1,986.60), and four units of software ($3,559.50). The Company has an option to renew the Lease at the then Fair Market Rental Value and also has an option to return the equipment on or before the last day of the Lease term or purchase the equipment for $1.00.

                               PIPELINE DATA, INC.

                                 March 31, 2003



NOTE E - STOCK OPTION ISSUANCES

     In February 2001, the company instituted the 2001-02 Non Statutory Stock Incentive Plan in order to award stock options, restricted stock and stock bonuses to selected individuals who make contributions to the success of our company.

     During the year ended December 31, 2002, the company issued the following options: 200,000 Options to Sheila Corvino Esq., for legal services, strike price $0.35. 150,000 Options to Sheila Corvino Esq., for legal services, strike price $0.40. 350,000 Options to MacAllister Smith for services, strike price $0.40. 150,000 Options to R. Scott Barter for analytical and financial research services, strike price $0.35.

     The following are options granted on December 18, 2002: 50,000 options to Jody Latimer for sales work performed, strike price $0.35. 25,000 to vest on January 1, 2003 and 25,000 to vest on January 1, 2004. 50,000 options to Barbara Denis for services, strike price $0.35. 25,000 to vest on January 1, 2003 and 25,000 to vest on January 1, 2004. 75,000 options to Donald Gruneisen for accounting services, strike price $0.35. 37,500 to vest on January 1, 2003 and 37,500 to vest on January 1, 2004. 96,666 options to Jack Rubinstein for directorial services, strike price $0.35. All 96,666 shares to vest on January 1, 2003. 96,666 options to MacAllister Smith for directorial services, strike price $0.35. All 96,666 shares to vest on January 1, 2003. 96,666 options to Jack Rubinstein for directorial services, strike price $0.35. All 96,666 shares to vest on January 1, 2003. 96,668 options to Kevin Weller for directorial services, strike price $0.35. All 96,668 shares to vest on January 1, 2003.

     The above options shall have piggyback registration rights and shall be included in any S-8 registration statement.


     As of March 31, 2003, no options have been exercised and the Company has reserved an aggregate of 585,000 shares of common stock pending the exercise of the options.

     Stock option activity is summarized as follows:

      Options outstanding at beginning of year                         -0-
      Granted                                                    2,000,000
      Exercised                                                        -0-
                                                                 ----------
      Options outstanding at end of the period                   2,000,000

                               PIPELINE DATA, INC.

                                 March 31, 2003



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

                               PIPELINE DATA, INC.

                                 March 31, 2003





NOTE F - NOTE RECEIVABLE

     In November 2000, the Company advanced $200,000 to Accu-Search, Inc. as evidenced by a note receivable which was due on December 31, 2001 with interest at 12% per annum. As a further inducement for the note, Accu-Search, Inc. gave Pipeline Data, Inc. a perpetual non-transferable license in an automated software process to convert multiple inputted documents into transmittable Adobe PDA formats. The software may only be used for the licensed technology to increase the functionality of its own web-site by being able to convert any documentation it receives into Adobe PDF format. The Company has not a valuation on this asset. Accu-Search, Inc. renegotiated their note with the Company in July 2002, and the Company agreed to exchange $228,000 of debt for 37,004 shares of Series A Convertible Preferred Stock and remit payment of $23,447. At December 31, 2002 the only note receivable was for $1,000 with no stated interest that was scheduled to be repaid on a monthly basis. Original note was for $12,000. As of March 31, 2003, this note was paid in full.


NOTE G - SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS

         Borrowings under Revolving Line of Credit

     The Company's revolving line of credit with a major credit card company amounted to $637 and $11,300 at March 31, 2003 and December 31, 2002, respectively.

     Details of Short-Term Debt:

                                        March 31,         December 31,
                                         2003                2002
                                        ---------         ------------

           Ladco Financial Group      $   125,000          $   150,000


         Details of Long-Term Debt:

         Ladco Financial Group        $         0          $    12,500
            Officers' Loan Payable    $   137,906          $   111,552
            8% Convertible notes      $   550,673          $   324,553

                               PIPELINE DATA, INC.

                                 March 31, 2003


NOTE G - SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS (continued)


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

            Capital Lease Obligations:

     See Note D-Lease Agreements for lease obligation with Hewlett Packard Financial Services Company, Murray Hill, New Jersey. As of March 31, 2003, the current portion amounted to $4,179, and the long-term portion amounted to $16,756.

 Item 2.   Management's Discussion And Analysis Of Financial
           Condition And Results Of Operations For The Three Months Ended March 31, 2003

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

     We recognize revenue when it is earned and record accounts receivable at that time. We do not account for revenue based on contractual arrangements in advance of their being earned. Our subsidiaries derive revenues primarily from the electronic processing of credit, charge and debit card transactions that are authorized and captured through third-party networks. Typically, merchants are charged for these processing services based on a percentage of the dollar amount of each transaction and in some instances, additional fees are charged for each transaction. Certain merchant customers are charged a flat fee per transaction and may also be charged miscellaneous fees, including fees for handling charge backs, monthly minimums, equipment rentals, sales or leasing and other miscellaneous services. Revenues are reported gross of amounts paid to sponsor banks as well as interchange and assessments paid to credit card associations (MasterCard and Visa) under revenue sharing agreements pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants.

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

Results of Operations for the three months ended
March 31, 2003 as compared to the three months ended March 31, 2002.
---------------------------------------------------------------------

     For the three months ended March 31, 2003, the company generated net revenues of $2,199,271 as compared to revenues of $146,905 for the three months ended March 31, 2002. The company's cost of goods aggregated $1,769,542 as compared to $39,297 for the three months ended March 31, 2002 and yielded a gross profit of $429,729 as compared to $107,608 for the three months ended March 31, 2002. . The company's general and administrative costs aggregated approximately $166,588 for the three months ended March 31, 2003 as compared to $39,779 for the three months ended March 31, 2002 consisting of the following categories as a percentage of revenues for the three months ended March 31, 2003: Rent 11,034 (.005%) Telephone 17,825 (.008%) Legal and Professional 15,197
(.006%)

Liquidity and Capital Resources.

     The company increased its cash position to $216,198 at March 31, 2003 from a balance of $85,463 as of December 31, 2002. On November 1, 2000, we loaned $200,000 to Accu-Search Inc., a New Jersey corporation. In consideration of the issuance of the loan, Accu-Search, Inc. granted us a perpetual, non-transferable and non-sublicensable royalty free license to utilize an automated software process which will enable us to improve the functionality of our website. Specifically, we anticipate that we will be able to employ the licensed software process in the internal workings of our website to enable us to receive documents in any readable form from our contributors and convert them into an Adobe readable format. The loan was evidenced by Accu-Search, Inc.'s promissory note that accrues interest at the rate of 12% annually. We believe that this will enhance accessibility to our website due to the extensive employment by Internet users of Adobe software in order to view documents retrieved from Internet websites. While no assurance can be given, we anticipate that we will maintain an ongoing working relationship with Accu-Search, Inc. The principal amount of the promissory note together with accrued interest was due and payable on December 31, 2001. Subsequent to the date of the financial statements, the Company agreed to exchange $228,000 of debt for 37,004 shares of Series A Convertible Preferred Stock and remit payment of $23,447. Management believes that it will be able to fund the company through its present cash position and the continuation of revenue producing activities by its subsidiary SecurePay. It may need to seek further capital through exercise of its warrants or by other capital raising needs in order to continue to grow the company.

Item 3.  Controls and Procedures

     As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Corporate Executive Committee ("CEC") and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEC and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

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

    None.

Item 5. Other information

 None.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are included as part of this report: Exhibit 99.1 Form 906 Certification

(b)  Reports on Form 8-K.

     A report on Form 8-K has been filed on April 28, 2002. The purpose of the Form 8-K is to report the SecurePay transaction and changes to the officers and directors of the registrant.

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

Date: May 20, 2003


                               By:   /s/Jack Rubinstein
                                     ------------------
                                     Jack Rubinstein,
                                     Chairman of the Board,


                                By:  /s/MacAllister Smith
                                    --------------------
                                     MacAllister Smith
                                     President, Chief Executive Officer,
                                     Director


                                  By:  /s/ Donald Gruneisen
                                    -----------------------------------------
                                    Donald Gruneisen
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

        CERTIFICATION PERSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
           EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

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

May 20, 2003
                                              /s/ MacAllister Smith
                                              ----------------------------------
                                              MacAllister Smith
                                              President

       CERTIFICATION PERSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
           EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

     I, Donald Gruneisen, certify that:

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

May 20, 2003
                                              /s/ Donald Gruneisen
                                              ----------------------------------
                                              Donald Gruneisen
                                              Chief Financial Officer

                                  EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Pipeline Data Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, MacAllister Smith, President, Chief Executive Officer, and Director and Donald Gruneisen, Chief Financial Officer certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 12(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company, as of, and for the periods presented in the Report.


                                             /s/ MacAllister Smith
                                              -------------------------
                                              MacAllister Smith
                                                President

                                             /s/ Donald Gruneisen
                                              -------------------------
                                              Donald Gruneisen
                                                Chief Financial Officer

May 20, 2003






     A signed original of this written statement required by section 906 has been provided to Pipeline Data Inc. and will be retained by Pipeline Data Inc. and furnished to the Securities and Exchange Commission or its staff upon request.