Form 10-K/A
period 2002-12-31
PIPELINE DATA INC
filed 2003-07-02
CIK 1086533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               PIPELINE DATA INC.
                                  Form 10-KSB/A


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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     State issuer's revenues for its most recent fiscal year. $3,499,820

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of December 31, 2002, there were 12,706,723 shares of the registrant's common stock, par value $0.001 issued and outstanding. As of June 27, 2003, the market value of securities held by non-affiliates is $634,610 based on the average of the high and low bid prices as reported by Yahoo.com. for the 60 day period ending May 12, 2003. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 12,706,723 shares of common stock, par value $0.001, as of June 27, 2003.


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

Increases in chargebacks may adversely affect our profitability
-------------------------------------------------------------------------------

     When a billing dispute between a cardholder and a merchant is resolved in favor of the cardholder, the transaction is "charged back" to the merchant and the amount of the transaction is credited to the cardholder. Reasons for billing disputes include, among others:

     . nonreceipt of merchandise or services;

     . unauthorized use of a credit card; and

     . quality of the goods sold or the services rendered by that merchant.

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

We must continue to update and develop technological capabilities and new products in order to compete.
-------------------------------------------------------------------------------

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

Future Sales of Our Common Stock Could Cause the Price of Our Shares to Fluctuate and Even Decline.
-------------------------------------------------------------------------------

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

Quarter ended 3/31/02

        Security                          High                         Low
        --------                          ----                         ---
        common stock                      $.63                         $.33
        class A redeemable warrant        $.40                         $.15
        class B redeemable warrant        $.20                         $.11

Quarter ended 6/30/02

        Security                          High                         Low
        --------                          ----                         ---
        common stock                      $.60                        $.18
        class A redeemable warrant        $.30                        $.07
        class B redeemable warrant        $.18                        $.05

Quarter ended 9/30/02

        Security                          High                        Low
        --------                          ----                        ---
        common stock                      $.39                        $.18
        class A redeemable warrant        $.07                        $.07
        class B redeemable warrant        $.04                        $.03


Year ended 12/31/02

        Security                          High                        Low
        --------                          ----                        ---
        common stock                      $.35                       $.18
        class A redeemable warrant        $.07                       $.07
        class B redeemable warrant        $.04                       $.03


Year ended 3/31/03

        Security                          High                        Low
        --------                          ----                        ---
        common stock                      $.25                       $.15
        class A redeemable warrant        $.02                       $.02
        class B redeemable warrant        $.02                       $.02


     As of June 27, 2003, our stock our stock closed at $.15, our class A warrants closed at $.02 and our class B warrants closed at $.02.

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

     As of the December 31, 2002, our company issued $304,429.31 in convertible debt. The outstanding notes have a two year term, accrue interest at the annual interest rate of 8% and have 33% warrant coverage at a conversion price of $.35 per share. The names and amounts of the recipients are as follows:


                               8% Convertible Note

Date              Name                                       Amount

6.17.02           Michael Greenburg                          20,000

6.17.02           Robert Erlichman                           15,000

7.9.02            Elaine Greenburg                            5,000

7.16.02           Barbara Klein                              10,000

7.18.02           Hal Denton                                100,000

8.28.02           Pearl Holloway                              7,000

9.11.02           G. Timothy Kane                            10,000

9.12.02           Jerry Trevor                               25,000

9.20.02           Chandler Smith                              4,000

9.29.02           Chasm Holdings                             58,029.31

10.4.02           DSM Realty                                 15,000

10.15.02          Don Swift                                   5,000

10.17.02          Brian Kornreich                            25,000

11.25.02          Chasm Holdings                              5,000

12.31.02          Chasm Holdings                             20,524.13

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


Results of Operations
2002 Compared with 2001
-----------------------------------

     For the year ended December 31, 2002, the company generated net revenues of $3,499,820 as compared to revenues of $477,916 for the year ended December 31, 2001. The company's cost of goods aggregated $2,720,701 as compared to $60,909 for the year ended December 31, 2001 and yielded a gross profit of $779,119 as compared to $417,007 for the year ended December 31, 2001. . The company's general and administrative costs aggregated approximately $504,615 for the year ended December 31, 2002 as compared to $183,753 for the year ended December 31, 2001 consisting of the following categories as a percentage of revenues for the year ended December 31, 2002: Rent 28,332 (.008%) Professional Fees 89,370 (.025%) Telephone 60,738 (.017%) Postal 4,700 (.001%) Office 10,865 (.003%)

     The company decreased its cash position to $85,463 at December 31, 2002 from a balance of $94,295 as of December 31, 2001. The company continued to be funded in part from an increase in accounts payable and accrued expenses by $137,483. The company expended cash to increase accounts receivable by $202,189 at December 31, 2002. On November 1, 2000, we loaned $200,000 to Accu-Search Inc., a New Jersey corporation. In consideration of the issuance of the loan, Accu-Search, Inc. granted us a perpetual, non-transferable and non-sublicensable royalty free license to utilize an automated software process which will enable us to improve the functionality of our website. Specifically, we anticipate that we will be able to employ the licensed software process in the internal workings of our website to enable us to receive documents in any readable form from our contributors and convert them into an Adobe readable format. The loan was evidenced by Accu-Search, Inc.'s promissory note that accrues interest at the rate of 12% annually. We believe that this will enhance accessibility to our website due to the extensive employment by Internet users of Adobe software in order to view documents retrieved from Internet websites. While no assurance can be given, we anticipate that we will maintain an ongoing working relationship with Accu-Search, Inc. The principal amount of the promissory note together with accrued interest was due and payable on December 31, 2001. Subsequent to the date of the financial statements, the Company agreed to exchange $228,000 of debt for 37,004 shares of Series A Convertible Preferred Stock and remit payment of $23,447. Management believes that it will be able to fund the company through its present cash position and the continuation of revenue producing activities by its subsidiary SecurePay. It may need to seek further capital through exercise of its warrants or by other capital raising needs in order to continue to grow the company.

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



      Statements of Cash Flows for the years ended December 31, 2002 and
      2001                                                                  F-7



      Notes to Financial Statements                                   F-8 - F-14

                           DRAKEFORD & DRAKEFORD, LLC
                          CERTIFIED PUBLIC ACCOUNTANTS

                         A LIMITED LIABILITY CORPORATION
                            ACCOUNTANTS & CONSULTANTS


601 Jefferson Davis Hwy                                Telephone:770-575-0915
Fredericksburg, Va. 22401                              E-mail:jaydeecpa@aol.com





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



/S/Drakeford & Drakeford, LLC
-------------------------------------

April 12, 2003

                               PIPELINE DATA, INC.

                           CONSOLIDATED BALANCE SHEET

                                      December 31, 2001      December 31, 2002
                                      -----------------      -----------------
                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents        $     94,295            $    85,463
    Accounts receivable                    51,518                253,707
     Accrued interest receivable
                                                0                  6,269
     Inventory                                  0                 29,494
     Advances and prepaid expenses              0                  6,340
     Note receivable                      230,000                  1,000

                                          -------                  -----

           Total current assets           375,813                382,273

                                          -------                -------

PROPERTY AND EQUIPMENT, net                35,580                126,705

                                           ------                -------

OTHER ASSETS
     Investment-
        Convertible preferred stock             0                208,983
     Deposits                                   0                    850
     Goodwill                                   0                176,005
                                                -                -------

              Total other assets                0                385,838
                                                -                -------

                       TOTAL ASSETS  $    411,393             $  894,816
                                      ------------             ----------


         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and
        accrued expenses             $    105,535           $    243,018
    Accrued salaries                            0                 54,376
    Payroll taxes and withholdings              0                 56,516
    Taxes payable                               0                 73,770
    Loan payable-
      revolving line of credit             70,315                 11,300
    Notes payable                               0                150,000
                                                -                -------

            Total current liabilities     175,850                588,980
                                          -------                -------

LONG-TERM LIABILITIES
     Officer loans payable                      0                111,552
     Note payable                               0                 12,500
     Notes payable-convertible 8%               0                324,553
                                                -                -------

            Total long-term liabilities         0                448,605
                                                -                -------

STOCKHOLDERS' EQUITY
    Preferred stock, authorized
      5,000,000 shares $.01 par value each.
      At December 31, 2001 and 2002, there
      are 0 and 5,000 shares outstanding,
      respectively                              0                     50
    Common stock authorized 20,000,000
       shares, $.001 each. At December
      31, 2001 and December  31, 2002,
      there are 10,986,890 and 12,706,723
      shares outstanding respectively      10,987                 12,707

     Additional paid-in capital         1,045,349              1,324,851
    Retained Earnings (deficit)          (820,793)            (1,480,377)
                                         ---------            -----------

    Total stockholders' equity (deficit)  235,543               (142,769)
                                          -------               ---------

 TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY            $     411,393          $     894,816
                                     ============           ============

        The accompanying notes are an integral part of these statements.

                               PIPELINE DATA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



For the years ended                      December 31, 2001    December 31, 2002
                                         -----------------    ------------------

Revenue                                    $     477,916           $  1,142,558
Cost of goods sold                                60,909                363,439
                                                 -------                -------
          Gross profit                           417,007                779,119
                                                 -------                -------

Operating Expenses
    Selling, general and administrative          525,008              1,440,293
    Depreciation                                     759                  8,761
                                                     ---                  -----

          Total operating Expenses               525,767              1,449,054
                                                 -------              ---------

          Net Income (loss) from operations     (108,760)              (669,935)

Other income and expenses
     Interest income                               6,716                 28,413
     Interest expense                            (18,203)               (18,062)
                                                 ========               ========
           Total other income (expenses)         (11,487)                10,351
                                                 --------                ------

                  Income (loss)             $  ( 120,247)          $  ( 659,584)
                                            -------------          -------------

Basic  earnings (loss) per common share        $   (0.04)        $         (.06)
                                         ================        ===============

Weighted average shares outstanding, basic     3,116,890             11,986,890



        The accompanying notes are an integral part of these statements.


                               PIPELINE DATA, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                                                                                        Additional
                                                              Common stock              Paid-in           Accumulated
                                                         Shares            Amount       Capital              Loss             Total
                                                       --------            ------      -----------      -------------   ------------



Balance at December 31, 2001                            10,986,890     $    10,987      $ 1,045,349      $ (820,793)    $   235,543
                                                        ==========

On August 26, 2002, Northern Merchant Services
Merger of 1,000 shares of common  stock into
  1,000,000 shares in exchange of stock of SecurePay     1,000,000           1,000           95,003                          96,003

    ( 5,000 shares of series A preferred conv.)
                                                     50

Issuance of common stock for services                      386,500             387           84,832                          85,219


Issuance of common stock on September 30, 2002             333,333             333           99,667                         100,000


Net loss for the year ended December  31, 2002                                                                (659,584)    (659,584)
                                                       -------------   -------------------   ------           ---------   ----------


Balance at December 31, 2002                              12,706,723   $     12,707   $   1,324,851        $  (1,480,377) $(142,769)
                                                       =============     ==========   ==============        ============= ==========





         The accompanying notes are an integral part of this statement.



                               PIPELINE DATA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            For the year ended         For the year ended
                                                                             December 31,2001           December 31, 2002
                                                                            ------------------         -------------------


OPERATING ACTIVITIES
    Net (loss)                                                                 $   (120,247)             $  (659,584)
    Adjustments for noncash and nonoperating items:
            Depreciation                                                                759                    8,761
          Non-cash compensation-consulting fees paid                                 67,500                   85,219

     Changes in operating assets and liabilities, net of acquisitions:
         Receivables                                                                      0                 (202,189)
         Note receivable                                                                  0                  229,000
         Accrued interest receivable                                                      0                   (6,269)
         Inventory                                                                        0                  (29,494)
         Advances and prepaid expenses                                                    0                   (6,340)
          Officer loans payable                                                           0                  112,552
                Accounts payable and accrued expenses                               (97,502)                 137,483
                Accrued salaries                                                          0                   54,376
                Payroll taxes and withholdings                                            0                   56,516
                Other loans and notes payable                                                                137,253
                Taxes payable                                                             0                   73,770

                                                                                          -                   ------

     Cash provided (used) by operating activities                                  (149,490)                  (8,946)
                                                                                    ---------                  -------
INVESTING ACTIVITIES
    Capital expenditures                                                                  0                  (99,886)
                                                                                          -                  --------

    Cash used by investing activities                                                     0                  (99,886)
FINANCIAL ACTIVITIES
    Proceeds from sale of stock                                                           0                  100,000
                                                                                          -                  -------

    Cash provided by financing activities                                                 0                  100,000
                                                                                          -                  -------

NET  (DECREASE) IN CASH                                                            (149,490)                  (8,832)

    CASH BALANCE BEGINNING OF PERIOD                                                243,785                   94,295
                                                                                    -------                   ------

    CASH BALANCE END OF PERIOD                                                   $   94,295                   85,463
                                                                                  ----------                   ------

    NON CASH ACTIVITIES:
            Interest                                                           $     18,203             $     18,062
            Corporate income taxes                                             $          0             $          0
            Note receivable conversion to investment stock                     $          0             $    228,000
            Business acquisition-NMS                                           $          0             $     96,003








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

                               PIPELINE DATA, INC.

                    NOTES TO FINANCIAL STATEMENTS (continued)

                                December 31, 2002



NOTE A - BASIS OF PRESENTATION  AND SUMMARY OF SIGNIFICANT  ACCOUNTING
POLICIES
(continued)

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

     The components of the net deferred tax asset as of are as follows:

         Deferred tax asset:
         Net operating loss carry forward                         $ 1,474,535
         Valuation allowance                                      $(1,474,535)
         Net deferred tax asset                                   $     -0-


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

     On January 28, 2003, the Company entered into a capital equipment lease with Hewlett Packard Financial Services Company, Murray Hill, New Jersey. The initial term of the lease is for a period of 48 months with a base lease amount of $661.77 per month and an advance lease payment of $1,412.87. The lease has an equipment purchase option on " all or none" and "as-is, where-is" basis, without any representations or warranties, including no warranties of merchantability or fitness for a particular purpose. The equipment consists of five servers ($17,025), ten network products ($1,986.60), and four units of software ($3,559.50). The Company has an option to renew the Lease at the then Fair Market Rental Value and also has an option to return the equipment on or before the last day of the Lease term or purchase the equipment for $1.00.

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

         Details of Short-Term Debt:

                                                   December 31,

                                               2001               2002
                                               ----               ----

           Ladco Financial Group             $    0           $ 150,000
                                             -------          ---------


         Details of Long-Term Debt:

         Ladco Financial Group              $     0          $   12,500
            Officers' Loan Payable          $     0          $  111,552
            8% Convertible notes            $     0          $  324,553

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

     The following table sets forth information concerning compensation for services rendered to our company by its Chairman, President and by its executive officers who earned $100,000 or more for the year ended December 31, 2002. Compensation was received by and for services rendered to our company.

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation

                                                        Restricted       Securities
Name and                                Other Annual        Stock        Underlying    LTIP          All
Principal           Salary    Bonus     Compensation        Award(s)     Options       Payout         Other
Position              ($)         ($)           ($)                        ($)        /SARs (#)  ($) Compensation
----------           ----       ------   ---------------  ----------    ----------    -------    ------------------
2002
Jack
Rubinstein(1)         -0-         -0-         -0-          100,000         96,666         -0-          -0-
Board
Chairman

MacAllister          78,029       -0-         -0-          100,000        446,666         -0-          -0-
Smith(2)

Phillip              70,000       -0-         -0-          100,000          -0-           -0-           -0-
Chait(3)

Kevin
Weller (4)           71,035       -0-         -0-            -0-           96,668         -0-           -0-

Nancy                53,726       -0-         -0-            -0-           -0-            -0-           -0-
Weller (5)

Donald               13,853       -0-         -0-            -0-           -0-            -0-           -0-
Gruneisen (6)

2001
Jack
Rubinstein(1)         -0-         -0-         -0-           160,000       350,000         -0-           -0-
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

(4) On December 28, 2002, Kevin Weller, was awarded options to purchase 96,668 shares of common stock at the above market exercise price of $0.35. Salary indicated is from August 26, 2002 to December 31, 2002. On August 26, 2002, Mr. Weller was issued (i) two thousand five hundred shares of series A preferred convertible stock (the "Preferred Shares"), each preferred share is convertible into one thousand (1,000) shares of our common stock at the conversion price of $0.50 per common share and (ii) five hundred thousand of our common shares. In addition, he has certain earn-in capabilities based upon account retention milestones achieved within a specified period of time. Each time the NMSI, as our wholly owned subsidiary, attains 5,000 merchant accounts, we shall issue to Mr. Weller five hundred thousand (500,000) common shares, up to an aggregate of 1,500,000 common shares. This earn- in restriction shall expire on the fourth anniversary of the date of the acquisition agreement pursuant to which we acquired NMSI. Further Mr. Weller is being afforded the opportunity to borrow an amount when added to the amount borrowable by Nancy Weller shall equal up to an aggregate of $200,000. None of the foregoing has been listed as compensation as it was in consideration of assets. Mr. Weller is paid a salary of $200,000 per annum. Mr. Weller is entitled to receive an incentive bonus up to an amount equal to his salary and a performance bonus as determined by the board, upon meeting or exceeding certain financial, sales or other goals set forth by the board of directors of our company. Mr. Weller is also entitled to an automobile or an automobile allowance of $600.00 per month minimum. Kevin and Nancy Weller are married.

(5) On August 26, 2002, Mrs. Weller was issued (i) two thousand five hundred shares of series A preferred convertible stock (the "Preferred Shares"), each preferred share is convertible into one thousand (1,000) shares of our common stock at the conversion price of $0.50 per common share and (ii) five hundred thousand of our common shares. In addition, she has certain earn-in capabilities based upon account retention milestones achieved within a specified period of time. Each time the NMSI, as our wholly owned subsidiary, attains 5,000 merchant accounts, we shall issue to Mrs. Weller five hundred thousand (500,000) common shares, up to an aggregate of 1,500,000 common shares. This earn- in restriction shall expire on the fourth anniversary of the date of the acquisition agreement pursuant to which we acquired NMSI. Further Mrs. Weller is being afforded the opportunity to borrow an amount when added to the amount borrowable by Kevin Weller shall equal up to an aggregate of $200,000. None of the foregoing has been listed as compensation as it was in consideration of assets. Mrs. Weller is paid a salary of $150,000 per annum. Mrs. Weller is entitled to receive an incentive bonus up to an amount equal to his salary and a performance bonus as determined by the board, upon meeting or exceeding certain financial, sales or other goals set forth by the board of directors of our company. Mrs. Weller is also entitled to an automobile or an automobile allowance of $600.00 per month minimum. Kevin and Nancy Weller are married.

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


     Prior to the distribution and according to the records provided by the company (which currently has 12,706,723 shares of common stock outstanding), the officers, directors and holders of five percent (5%) or more of our common stock, owned the following number of shares:

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

     As of December 31, 2002, our company issued $304,429.31 in convertible debt. The outstanding notes have a two year term, accrue interest at the annual interest rate of 8% and have 33% warrant coverage at a conversion price of $.35 per share. The names and amounts of the recipients are as follows:


                               8% Convertible Note

Date              Name                                       Amount

6.17.02           Michael Greenburg                          20,000

6.17.02           Robert Erlichman                           15,000

7.9.02            Elaine Greenburg                            5,000

7.16.02           Barbara Klein                              10,000

7.18.02           Hal Denton                                100,000

8.28.02           Pearl Holloway                              7,000

9.11.02           G. Timothy Kane                            10,000

9.12.02           Jerry Trevor                               25,000

9.20.02           Chandler Smith                              4,000

9.29.02           Chasm Holdings                             58,029.31

10.4.02           DSM Realty                                 15,000

10.15.02          Don Swift                                   5,000

10.17.02          Brian Kornreich                            25,000

11.25.02          Chasm Holdings                              5,000

12.31.02          Chasm Holdings                            20,524.13

     On October 1, 2002, our company sold an aggregate 0f 3330,000 shares of our common stock to Feirstein Institutional Partners, and Feirstein Partners L.P. all at $0.30 per share.



Item 13. Exhibits and Reports on Form 8-K.

(a) The following exhibits are included as part of this report:

EXHIBIT
NUMBER DESCRIPTION LOCATION

     8(i) Consent of Thomas P. Monahan Filed electronically herewith

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


Date: June 26, 2003


                                    Pipeline Data, Inc..
                                  -----------------------------------------
                                  (Registrant)



                                    /s/ MacAllister Smith
                                   -----------------------------------------
                                    MacAllister Smith
                                    President




                                    /s/ Donald Gruneisen
                                   -----------------------------------------

                                    Donald Gruneisen
                                    Chief Financial Officer
                                    (Principal Financial and Accounting
Officer)


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

June 26, 2003

                                              /s/ MacAllister Smith
                                              ----------------------------------
                                              MacAllister Smith
                                              President

I, Donald Gruneisen, certify that:

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


June 26, 2003
                                              /s/ Donald Gruneisen
                                              ----------------------------------
                                              Donald Gruneisen
                                              Chief Financial Officer

                                                                    EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Pipeline Data Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, MacAllister Smith, President, Chief Executive Officer, and Director and I, Donald Gruneisen, Principal Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


                                             June 26, 2003



     A signed original of this written statement required by Section 906 has been provided to Pipeline Data Inc. and will be retained by Pipeline Data Inc. and furnished to the Securities and Exchange Commission or its staff upon request.