Form 10QSB
period 2003-06-30
PIPELINE DATA INC
filed 2003-08-19
CIK 1086533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               PIPELINE DATA INC.
                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
    For the quarter ended June 30, 2003

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

     [X] Yes [ ] No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 12,911,388 shares of common stock, par value $0.001, as of , 2003.

                              PIPELINE DATA, INC.
                 JUNE 30, 2003 QUARTERLY REPORT ON FORM 10-QSB
                         TABLE OF CONTENTS

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

              QUARTERLY REPORT ON FORM 10QSB FOR PIPELINE DATA INC.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 discusses financial projections, information or expectations about the products or markets of our company, or otherwise makes statements about future events, such statements are forward-looking. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, readers should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I
                              FINANCIAL INFORMATION

     Item 1. Financial Statements

     The consolidated financial statements for the six month periods ended June 30, 2003 included herein have been prepared by Pipeline Data, Inc., (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of June 30, 2003, and the results of operations and cash flows for the six month periods ended June 30, 2003 and 2002.

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

FINANCIAL INFORMATION

Part 1 - Financial Information

                                                                           Page

Item 1 - Financial Statements


      Balance Sheets as of June 30, 2003
         (unaudited) and December 31, 2002                                   F-4


      Statements of Operations for the six months ended June 30,
         2003 and 2002 (unaudited)                                           F-5


        Statements of Operations for the three months ended June 30,
            2003 and 2002 (unaudited)                                        F-6



      Statement of Stockholders' Equity  for the six months ended June 30,
            2003 (unaudited)                                                 F-7



      Statements of Cash Flows for the six months ended June 30, 2003
            and 2002 (unaudited)                                             F-8





      Notes to Financial Statements                                   F-9 - F-15

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

                         A LIMITED LIABILITY CORPORATION
                            ACCOUNTANTS & CONSULTANTS


 601 Jefferson Davis Hwy
 Telephone: 770-575-0915
 Fredericksburg, Va. 22401
 E-mail:jaydeecpa@aol.com





REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of Pipeline Data, Inc.

     We have reviewed the accompanying balance sheet of Pipeline Data, Inc. as of June 30,2003, and the related statements of operations and of cash flows for the six months periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

     Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements referred to above for them to be in conformity with generally accepted accounting principles.



/S/Drakeford & Drakeford, LLC
-------------------------------------

August 12, 2003


                               PIPELINE DATA, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                                  June 30, 2003       December 31, 2002
                                                                                   (Unaudited)
                                   ASSETS
                                                                                    -----------        ---------------

CURRENT ASSETS
    Cash and cash equivalents                                                     $      72,449            $    85,463
    Accounts receivable                                                                 242,266                253,707
     Accrued interest receivable                                                          6,302                  6,269
     Inventory                                                                           27,979                 29,494
     Advances and prepaid expenses                                                       45,784                  6,340
     Note receivable                                                                          0                  1,000
                                                                                              -                  -----

           Total current assets                                                         394,780                382,273
                                                                                        -------                -------

PROPERTY AND EQUIPMENT, net                                                             145,481                126,705
                                                                                        -------                -------

OTHER ASSETS
     Investment-Convertible preferred stock                                             191,427                208,983
     Deposits                                                                               850                    850
     Goodwill                                                                           176,005                176,005
                                                                                        -------                -------

              Total other assets                                                        368,282                385,838
                                                                                        -------                -------

                       TOTAL ASSETS                                              $      908,543             $  894,816
                                                                                 --------------             ----------

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                          $    228,878           $    243,018
    Accrued salaries                                                                     52,139                 54,376
    Payroll taxes and withholdings                                                       57,499                 56,516
    Taxes payable                                                                        57,534                 73,770
    Lease obligations-equipment                                                           4,179                      0
    Loan payable-revolving line of credit                                                     0                 11,300
    Notes payable                                                                        87,500                150,000
                                                                                         ------                -------

            Total current liabilities                                                   487,729                588,980
                                                                                        -------                -------

LONG-TERM LIABILITIES
     Lease obligations-equipment                                                         15,786                      0
     Officer loans payable                                                                9,440                111,552
     Note payable                                                                             0                 12,500
     Notes payable-convertible 8%                                                       692,673                324,553
                                                                                        -------                -------

            Total long-term liabilities                                                 717,899                448,605
                                                                                        -------                -------

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, authorized 5,000,000 shares $.01 par value each. At June
     30, 2003 and December 31, 2002, there are 5,000
     shares outstanding, respectively                                                        50                     50
      Common stock authorized 20,000,000 shares, $.001
      each. At June 30, 2003 and December  31, 2002, there are
      12,911,388 and 12,706,723 shares outstanding respectively                          12,911                 12,707

     Additional paid-in capital                                                       1,369,881              1,324,851
    Retained Earnings (deficit)                                                      (1,679,927)            (1,480,377)
                                                                                     -----------            -----------

         Total stockholders' equity (deficit)                                          (297,085)              (142,769)
                                                                                       ---------              ---------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $       908,543          $     894,816
                                                                                 ==============           ============



The accompanying notes are an integral part of these statements.



                               PIPELINE DATA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited





                                                                                        For the six months ended
                                                                                June 30, 2003               June 30, 2002

Revenue                                                                    $     4,705,868             $  296,133
                                                                           ---------------             ----------

Cost of services sold                                                            3,805,557                 53,050
Cost of goods sold                                                                  83,217                      0
                                                                                   -------                      -

         Total cost of goods and services sold                                   3,888,774                 53,050
                                                                                 ---------                 ------

          Gross profit                                                             817,094                243,083
                                                                                   -------                -------

Operating Expenses
    Salaries and payroll cost                                                      613,086                176,055
    Selling, general and administrative                                            359,688                275,499
    Depreciation and amortization                                                   17,784                  1,250
                                                                                    ------                  -----

          Total operating Expenses                                                 990,558                452,804
                                                                                   -------                -------


          Net (loss) from operations                                              (173,464)              (209,721)

Other income and expenses
     Interest income                                                                12,904                 12,174
     Interest expense                                                              (38,990)                  (585)
                                                                                   --------                  -----

           Total other income (expenses)                                           (26,086)                11,589
                                                                                   --------                ------

                  Income (loss)                                               $  ( 199,550)      $       (198,132)
                                                                              -------------      -----------------


Basic  earnings (loss) per common share                                      $      (0.016)      $             (.02)
                                                                             ==============      ===================

Weighted average shares outstanding, basic                                      12,740,834             10,986,890






The accompanying notes are an integral part of these statements.

                               PIPELINE DATA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited




                                                                                        For the three months ended
                                                                                June 30, 2003               June 30, 2002


Revenue                                                                    $     2,506,597             $  149,228
                                                                           ---------------             ----------

Cost of services sold                                                            2,078,858                 13,753
Cost of goods sold                                                                  40,374                      0
                                                                                   -------                      -

         Total cost of goods and services sold                                   2,119,232                 13,753
                                                                                 ---------                 ------

          Gross profit                                                             387,365                135,475
                                                                                   -------                -------

Operating Expenses
    Salaries and payroll cost                                                      316,548                 93,846
    Selling, general and administrative                                            193,100                249,834
    Depreciation and amortization                                                    9,145                  1,250
                                                                                     -----                  -----

          Total operating Expenses                                                 518,793                344,930
                                                                                   -------                -------


          Net (loss) from operations                                              (131,428)              (209,455)

Other income and expenses
     Interest income                                                                 6,447                  6,066
     Interest expense                                                              (26,092)                  (585)
                                                                                   --------                  -----

           Total other income (expenses)                                           (19,645)                 5,481
                                                                                   --------                 -----

                  Income (loss)                                               $  ( 151,073)      $       (203,974)
                                                                              -------------      -----------------


Basic  earnings (loss) per common share                                      $      (0.012)      $             (.02)
                                                                             ==============      ===================

Weighted average shares outstanding, basic                                      12,774,945             10,986,890








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
                                                  ==========

 On August 26, 2002, Northern Merchant
  Services, Inc. was acquired for
  1,000,000 shares of Pipeline common
  stock                                           1,000,000          1,000            95,003                                 96,003

 Northern Merchant Services, Inc. was also issued
  5,000 shares of Pipeline series A preferred
  stock as further consideration in
  its August 26, 2002 acquisition by Pipeline                                                                                    50

Issuance of common stock for services               386,500            387            84,832                                 85,219


Issuance of common stock on September 30, 2002      333,333            333            99,667                                100,000


Net loss for the year ended December  31, 2002                                                         (659,584)           (659,584)
                                               -------------   -------------          ------           ---------          ----------


Balance at December 31, 2002                     12,706,723     $   12,707       $ 1,324,851        $(1,480,377)      $    (142,769)
                                                =============   ===========    =============       =============       =============

Issuance of common stock for services               160,979            161           29,839                                  30,000

Conversion of 8% convertible note                    43,686             43           15,191                                  15,234

Net loss for the six months ended
     June  30, 2003                                                                                    (199,550)           (199,550)
                                                -------------   -------------------   ------           ---------        ------------

Balance at June 30, 2003                          12,911,388   $     12,911   $   1,369,881       $  (1,679,927)      $    (297,085)
                                                =============  ============= ==============      ===============      ==============



The accompanying notes are an integral part of this statement.



                               PIPELINE DATA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                                                     For the                  For the six
                                                                                 six months ended            months ended
                                                                                   June 30, 2003            June 30, 2002
OPERATING ACTIVITIES
    Net income (loss)                                                             $  ( 199,550)            $   (198,132)
    Adjustments for noncash and nonoperating items:
            Depreciation and amortization                                               17,784                    4,261
          Common stock for services                                                     30,000
     Changes in operating assets and liabilities, net of acquisitions:
         Receivables                                                                    11,441                  (32,712)
         Note receivable                                                                 1,000                  (12,000)
         Accrued interest receivable                                                       (33)                       0
         Inventory                                                                       1,515                        0
         Advances and prepaid expenses                                                 (39,444)                       0
          Officer loans payable                                                       (102,112)                 100,000
                Accounts payable and accrued expenses                                  (14,140)                 114,756
                Accrued salaries                                                        (2,237)                       0
                Payroll taxes and withholdings                                             983                        0
                Other loans and notes payable                                          (62,500)                   9,108
                Lease obligations-equipment                                              4,179                        0
                Loan payable-revolving line of credit                                  (11,300)                       0
                Taxes payable                                                          (16,236)                       0
                                                                                       --------                       -

     Cash (used) by operating activities                                              (380,650)                 (14,719)
                                                                                      ---------                 --------

INVESTING ACTIVITIES
    Capital expenditures                                                               (36,560)                       0
    Proceeds from convertible preferred stock                                           17,556                        0
                                                                                        ------                        -

    Cash (used) by investing activities                                                (19,004)                       0
                                                                                       --------                       -

FINANCING  ACTIVITIES
    Proceeds from lease financing                                                       18,392                        0
    Proceeds from convertible notes                                                    383,354                        0
    Lease obligation-payments                                                           (2,606)                       0
    Loan payments                                                                      (12,500)                       0
                                                                                       --------                       -

    Cash  provided (used) by financing activities                                      386,640                        0
                                                                                       -------                        -

NET  INCREASE (DECREASE) IN CASH                                                       (13,014)                 (14,719)

    CASH BALANCE BEGINNING OF PERIOD                                                    85,463                   94,295
                                                                                        ------                   ------

    CASH BALANCE END OF PERIOD                                                      $   72,449            $      79,576
                                                                                    ----------            -------------

    NON CASH ACTIVITIES:
            Interest                                                            $       38,990           $          585
            Income taxes                                                        $            0           $            0


The accompanying notes are an integral part of these statements.

                               PIPELINE DATA, INC.


                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2003

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                    POLICIES

1.   Financial Information-Basis of Presentation

     The accompanying unaudited consolidated financial statements of the parent holding company, Pipeline Data, Inc. (the "Company"); and its majority-controlled subsidiaries, SecurePay.com, Inc. ("SecurePay") and Northern Merchant Services, Inc. ("Northern Merchants), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. All significant intercompany accounts and transactions have been eliminated.

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

                                  June 30, 2003


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

      5.   Accounts Receivable

     The Company uses the allowance method to account for uncollectible accounts receivable. Accounts receivable are presented net of an allowance for doubtful accounts of $2,086 and $4,700 at June 30, 2003 and December 31, 2002, respectively.

     6. Revenue and Cost Recognition

     The Company and subsidiaries derive revenues primarily from the electronic processing of credit, charge and debit card transactions that are authorized and captured through third-party networks. Typically, merchants are charged for these processing services based on a percentage of the dollar amount of each transaction and in some instances, additional fees are charged for each transaction. Certain merchant customers are charged a flat fee transaction and may also be charged miscellaneous fees, including fees for handling charge backs, monthly minimums, equipment rentals, sales or leasing and other miscellaneous services. Revenues are reported gross of amounts paid to sponsor banks as well as interchange and assessments paid to credit card associations (MasterCard and Visa) under revenue sharing agreements pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Included in cost of goods and services sold are the expenses covering interchange and bank processing directly attributable to the furnishing of transaction processing and other services to the Company's merchant customers and are recognized simultaneously with the recognition of revenue.

                               PIPELINE DATA, INC.


                    NOTES TO FINANCIAL STATEMENTS (continued)

                                  June 30, 2003




NOTE B--EARNINGS (LOSS) PER SHARE

     Basic loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. During the six months ended June 2003, there were no dilutive securities outstanding.



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

                                  June 30, 2003






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

                               PIPELINE DATA, INC.


                    NOTES TO FINANCIAL STATEMENTS (continued)

                                  June 30, 2003





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


     As of June 30, 2003, no options have been exercised and the Company has reserved an aggregate of 585,000 shares of common stock pending the exercise of the options.

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

                               PIPELINE DATA, INC.


                    NOTES TO FINANCIAL STATEMENTS (continued)

                                  June 30, 2003




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

         .

                               PIPELINE DATA, INC.


                    NOTES TO FINANCIAL STATEMENTS (continued)

                                  June 30, 2003





NOTE F - NOTE RECEIVABLE

     In November 2000, the Company advanced $200,000 to Accu-Search, Inc. as evidenced by a note receivable which was due on December 31, 2001 with interest at 12% per annum. As a further inducement for the note, Accu-Search, Inc. gave Pipeline Data, Inc. a perpetual non-transferable license in an automated software process to convert multiple inputted documents into transmittable Adobe PDA formats. The software may only be used for the licensed technology to increase the functionality of its own web-site by being able to convert any documentation it receives into Adobe PDF format. The Company has not a valuation on this asset. Accu-Search, Inc. renegotiated their note with the Company in July 2002, and the Company agreed to exchange $228,000 of debt for 37,004 shares of Series A Convertible Preferred Stock and remit payment of $23,447. At December 31, 2002 the only note receivable was for $1,000 with no stated interest that was scheduled to be repaid on a monthly basis. Original note was for $12,000. As of June 30, 2003, this note was paid in full.


NOTE G - SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS



         Details of Short-Term Debt:

                                                 June 30,          December 31,
                                                   2003                2002

           Ladco Financial Group             $    87,500            $ 150,000
                                             ------------            ---------


           Details of Long-Term Debt:

           Ladco Financial Group             $         0            $   12,500
            Officers' Loan Payable           $     9,440            $  111,552
            8% Convertible notes             $   692,673            $  324,553

                               PIPELINE DATA, INC.


                    NOTES TO FINANCIAL STATEMENTS (continued)

                                  June 30, 2003


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

            Capital Lease Obligations:

     See Note D-Lease Agreements for lease obligation with Hewlett Packard Financial Services Company, Murray Hill, New Jersey. As of June 30, 2003, the current portion amounted to $4,179, and the long-term portion amounted to $15,786.

 Item 2.   Management's Discussion And Analysis Of Financial
           Condition And Results Of Operations For The Six Months Ended June 30, 2003

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

     The acquisition of SecurePay was accomplished by a stock for stock exchange in which we acquired all of the issued and outstanding common stock of SecurePay in exchange for the issuance of seven million six hundred thousand (7,600,000) newly issued shares of its common stock. The former shareholders of SecurePay have certain earn-in capabilities based upon revenue milestones achieved within a specified period of time. An additional 7,600,000 shares of our common stock are being held in escrow. If and when SecurePay's gross revenue run rate reaches $100,000 per month as determined by the company's most recent Form 10Q or Form 10K, then the company shall issue an additional 3,800,000 shares of its common stock to former shareholders of SecurePay. If and when SecurePay's gross revenue run rate reaches $200,000 per month as determined by the most recent Form 10Q or Form 10K then the company shall issue an additional 3,800,000 of our shares of common stock to former SecurePay shareholders. The deadline for meeting these revenue targets terminates on June 30, 2005.

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

Results of Operations for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.
---------------------------------------------------------------------

     For the six months ended June 30, 2003, the company generated net revenues of $4,705,868 as compared to revenues of $296,133 for the six months ended June 30, 2002. The company's cost of goods aggregated $3,888,774 as compared to $53,050 for the six months ended June 30, 2002 and yielded a gross profit of $817,094 as compared to $243,083 for the six months ended June 30, 2002. . The company's general and administrative costs aggregated approximately $359,688 for the six months ended June 30, 2003 as compared to $275,499 for the six months ended June 30, 2002 consisting of the following categories as a percentage of revenues for the six months ended June 30, 2003: Rent 17,718 (0.4%) Telephone 37,823 (0.8%) Legal and Professional 86,934 (1.8%) Commissions and fees 56,751 (1.2%) Advertising 9,166 (0.2%) Vehicle expense 11,472 (0.2%) Contract labor 10,980 (0.2%) Travel & Entertainment 33,030 (0.7%) Supplies 6,975 (0.1%) Office
supplies & expense 6,926 (0.1%)

Liquidity and Capital Resources.

     The company decreased its cash position to $72,449 at June 30, 2003 from a balance of $85,463 as of December 31, 2002. On November 1, 2000, we loaned $200,000 to Accu-Search Inc., a New Jersey corporation. In consideration of the issuance of the loan, Accu-Search, Inc. granted us a perpetual, non-transferable and non-sublicensable royalty free license to utilize an automated software process which will enable us to improve the functionality of our website. Specifically, we anticipate that we will be able to employ the licensed software process in the internal workings of our website to enable us to receive documents in any readable form from our contributors and convert them into an Adobe readable format. The loan was evidenced by Accu-Search, Inc.'s promissory note that accrues interest at the rate of 12% annually. We believe that this will enhance accessibility to our website due to the extensive employment by Internet users of Adobe software in order to view documents retrieved from Internet websites. While no assurance can be given, we anticipate that we will maintain an ongoing working relationship with Accu-Search, Inc. The principal amount of the promissory note together with accrued interest was due and payable on December 31, 2001. Subsequent to the date of the financial statements, the Company agreed to exchange $228,000 of debt for 37,004 shares of Series A Convertible Preferred Stock and remit payment of $23,447. Management believes that it will be able to fund the company through its present cash position and the continuation of revenue producing activities by its subsidiaries SecurePay.com, Inc. and Northern Merchants Services, Inc. It may need to seek further capital through exercise of its warrants or by other capital raising needs in order to continue to grow the company.

Item 3.  Controls and Procedures

     As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Corporate Executive Committee ("CEC") and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEC and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

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

Date: August 18, 2003


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

August 18, 2003
                                              /s/ MacAllister Smith
                                              ----------------------------------
                                              MacAllister Smith
                                              President

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

August 18, 2003
                                              /s/ Donald Gruneisen
                                              ----------------------------------
                                              Donald Gruneisen
                                              Chief Financial Officer

                                  EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Pipeline Data Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, MacAllister Smith, President, Chief Executive Officer, and Director and Donald Gruneisen, Chief Financial Officer certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 18, 2003






     A signed original of this written statement required by section 906 has been provided to Pipeline Data Inc. and will be retained by Pipeline Data Inc. and furnished to the Securities and Exchange Commission or its staff upon request.