Form 10QSB
period 2003-09-30
PIPELINE DATA INC
filed 2003-11-14
CIK 1086533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               PIPELINE DATA INC.
                                  Form 10-QSB/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended September 30, 2003

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

     [X] Yes [ ] No

PIPELINE DATA, INC.
SEPTEMBER 30, 2003 QUARTERLY REPORT ON FORM 10-QSB
TABLE OF CONTENTS Page Number

Special Note Regarding Forward Looking Information............................ 1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements...................................................2
Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................19
Item 3. Controls and Procedures.............................................. 27

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.................................................... 28
Item 2. Changes in Securities and Use of Proceeds............................ 28
Item 3. Defaults Upon Senior Securities...................................... 28
Item 4. Submission of Matters to a Vote of Security Holders...................28
Item 5. Other Information.................................................... 28
Item 6. Exhibits and Reports on Form 8-K..................................... 28

             QUARTERLY REPORT ON FORM 10QSB FOR PIPELINE DATA INC.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003 discusses financial projections, information or expectations about the products or markets of our company, or otherwise makes statements about future events, such statements are forward-looking. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2003, and the results of its operations and changes in its financial position from January 1, 2003, through September 30, 2003, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

                          INDEX TO FINANCIAL STATEMENTS



Part 1 - Financial Information                                              Page

Item 1 - Financial Statements

Balance Sheets as of September 30, 2003 (unaudited) and December 31, 2002    F-3

Statements of Operations for the nine months ended
     September 30, 2003 and 2002 (unaudited)                                 F-4

Statements of Operations for the three months ended
     September 30, 2003 and 2002 (unaudited)                                 F-5

Statement of Stockholders' Equity for the nine months ended
     September 30, 2003 (unaudited)                                          F-6

Statements of Cash Flows for the nine months ended
     September 30, 2003 and 2002 (unaudited)                                 F-7

Notes to Financial Statements                                         F-8 - F-14

                           DRAKEFORD & DRAKEFORD, LLC
                          CERTIFIED PUBLIC ACCOUNTANTS

                        A LIMITED LIABILITY CORPORATION
                           ACCOUNTANTS & CONSULTANTS


 601 Jefferson Davis Hwy                                 Telephone: 770-575-0915
 Fredericksburg, Va.22401                               E-mail:jaydeecpa@aol.com

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors of Pipeline Data, Inc.

     We have reviewed the accompanying balance sheet of Pipeline Data, Inc. as of September 30,2003, and the related statements of operations and of cash flows for the nine months periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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



/S/Drakeford & Drakeford, LLC
-------------------------------------

November 7, 2003

                               PIPELINE DATA, INC.
                           CONSOLIDATED BALANCE SHEET
                                                                         September 30, 2003     December 31, 2002
                                                                            (Unaudited)
                                                                           -----------           ---------------

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                   $  109,542              $  85,463
Accounts receivable                                                            246,202                253,707
     Accrued interest receivable                                                 6,000                  6,269
     Inventory                                                                  36,946                 29,494
     Advances and prepaid expenses                                              43,915                  6,340
     Note receivable                                                                 0                  1,000
                                                                                ------                  -----
     Total current assets                                                      442,605                382,273
                                                                               -------                -------
PROPERTY AND EQUIPMENT, net                                                    142,387                126,705
                                                                               -------                -------
OTHER ASSETS
     Investment- preferred stock                                               182,222                208,983
     Merchant portfolio                                                      2,500,000                      0
     Deposits                                                                      850                    850
     Goodwill                                                                  176,005                176,005
                                                                               -------                -------
              Total other assets                                             2,859,077                385,838
                                                                             ---------                -------
                       TOTAL ASSETS                                       $  3,444,069              $ 894,816
                                                                         -------------             ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                     $   335,848              $ 243,018
Accrued salaries                                                               52,672                 54,376
Payroll taxes and withholdings                                                 41,520                 56,516
Taxes payable                                                                  48,874                 73,770
Lease obligations-equipment                                                     4,608                      0
Loan payable-revolving line of credit                                               0                 11,300
Notes payable                                                                  50,000                150,000
                                                                               ------                 -------
            Total current liabilities                                         533,522                 588,980
                                                                               -------                -------
LONG-TERM LIABILITIES
     Lease obligations-equipment                                               14,339                       0
     Officer loans payable                                                      6,015                 111,552
     Note payable                                                                   0                  12,500
     Officers right of mandatory redemption (Note H)                        2,500,000                       0
     Notes payable-convertible 8%                                             707,673                 324,553
                                                                              -------                 -------
            Total long-term liabilities                                     3,228,027                 448,605
                                                                            ---------                 -------
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, authorized 5,000,000 shares $.01 par value
      each. At September 30, 2003 and December 31, 2002, there are 5,000
      shares outstanding, respectively                                             50                      50
      Common stock authorized 20,000,000 shares, $.001
      each. At September 30, 2003 and December  31, 2002, there are
      13,045,674 and 12,706,723 shares outstanding respectively                13,045                  12,707

     Additional paid-in capital                                             1,416,620               1,324,851
Retained Earnings (deficit)                                                (1,747,195)             (1,480,377)
                                                                           -----------             -----------

Total stockholders' equity (deficit)                                         (317,480)               (142,769)
                                                                           -----------             -----------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 3,444,069             $   894,816
                                                                        ==============            ============

The accompanying notes are an integral part of these statements.


                              PIPELINE DATA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   Unaudited
                                                                                    For the nine months ended
                                                                          September 30, 2003       September 30, 2002
                                                                                                         RESTATED**

Revenue                                                             $     7,285,318         $  1,211,410
                                                                    ---------------         ------------

Cost of services sold                                                     5,920,300              674,790
Cost of goods sold                                                          129,192               82,943
                                                                          --------               ------

         Total cost of goods and services sold                            6,049,492              757,733
                                                                          ---------              -------

          Gross profit                                                    1,235,826              453,677
                                                                          ---------              -------

Operating Expenses
    Salaries and payroll cost                                               893,818                452,318
    Selling, general and administrative                                     544,999                356,838
    Depreciation and amortization                                            26,242                 3,626
                                                                          ------                 -----

          Total operating expenses                                        1,465,059              812,782
                                                                          ---------              -------


          Net (loss) from operations                                       (229,233)              (359,105)

Other income and expenses
     Interest income                                                         18,645                 18,174
     Interest expense                                                       (56,230)               (1,318)
                                                                            --------               -------

           Total other income (expenses)                                    (37,585)               16,186
                                                                            --------               ------

                  Income (loss)                                        $  ( 266,818)        $    (342,249)
                                                                       -------------          -----------------

Basic  earnings (loss) per common share                                $     (0.021)        $       (.029)
                                                                       ==============      ====================

Weighted average shares outstanding, basic                               12,740,834             11,986,890

** See accompanying Note I for details.

The accompanying notes are an integral part of these statements.

                               PIPELINE DATA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   Unaudited

                                                                                 For the three months ended
                                                                          September 30, 2003    September 30, 2002
                                                                                                   RESTATED**

Revenue                                                             $     2,579,450         $  1,021,764
                                                                     ---------------        ------------

Cost of services sold                                                     2,114,743              801,179
Cost of goods sold                                                           45,975               42,168
                                                                            -------               ------

         Total cost of goods and services sold                            2,160,718              843,347
                                                                          ---------              -------

          Gross profit                                                      418,732              178,417
                                                                            -------              -------

Operating Expenses
    Salaries and payroll cost                                               280,732              225,296
    Selling, general and administrative                                     185,311              182,056
    Depreciation and amortization                                             8,458                2,276
                                                                              -----                -----

          Total operating Expenses                                          474,501              409,628
                                                                            -------              -------


          Net (loss) from operations                                        (55,769)            (231,211)

Other income and expenses
     Interest income                                                          5,741                6,000
     Interest expense                                                       (17,240)                (733)
                                                                            --------              ------

           Total other income (expenses)                                    (11,499)               5,267
                                                                            --------               -----

                  Income (loss)                                         $  ( 67,268)          $ (225,944)
                                                                          ------------      --------------


Basic  earnings (loss) per common share                                 $    (0.005)          $    (.019)
                                                                        ==============     ================

Weighted average shares outstanding, basic                               12,774,945           11,986,890

** See accompanying Note I for details.

The accompanying notes are an integral part of these statements.

                              PIPELINE DATA, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                   Unaudited




                                                                                    Additional
                                                                 Common stock        Paid-in          Accumulated
                                                           Shares         Amount     Capital                               Total
                                                                                                          Loss



Balance at December 31, 2001                           10,986,890    $    10,987   $ 1,045,349        $ (820,793)        $   235,543
                                                       ==========

 On August 26, 2002, Northern Merchant Services
 Merger of 1,000 shares of common stock into
 1,000,000 shares in exchange of stock of SecurePay     1,000,000          1,000        95,003                                96,003

    ( 5,000 shares of series A preferred conv.)                                                                                   50

Issuance of common stock for services                     386,500            387        84,832                                85,219


Issuance of common stock on September 30, 2002            333,333            333        99,667                               100,000


Net loss for the year ended December  31, 2002                 __             __           __             (659,584)        (659,584)
                                                                                                           ________         ________
                                                       -------------   --------- -------------             ---------       ---------

Balance at December 31, 2002                            12,706,723     $  12,707   $ 1,324,851        $ (1,480,377)       $(142,769)
                                                       ============    =========   ===========        =============       ==========
Stock for services                                        160,979            161        29,839                                30,000

Conversion of 8% convertible note                          43,686             43        15,191                                15,234

Issuance of common stock on August 8, 2003                134,286            134        46,739                                46,873

Net loss for the nine months ended
     September  30, 2003                                       ___            __           __             (266,818)        (266,818)
                                                                                                          --------         ---------

Balance at September 30, 2003                           13,045,674     $  13,045    $ 1,416,620       $ (1,747,195)      $ (317,480)
                                                       ===========     =========   ============       =============    =============

The accompanying notes are an integral part of this statement.

                                      F-6


                              PIPELINE DATA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Unaudited

                                                                              For the nine          For the nine
                                                                              months ended          months ended
                                                                           September 30, 2003    September 30, 2002
                                                                                                    RESTATED**
OPERATING ACTIVITIES
Net  (loss)                                                             $  ( 266,818)           $   (342,249)
Adjustments for noncash and nonoperating items:
      Depreciation and amortization                                           26,242                   3,626
 Conversion of 8% convertible note                                            15,234                       0
 Common stock for services                                                    30,000                       0
     Changes in operating assets and liabilities, net of acquisitions:
Receivables                                                                    7,505                (221,720)
Note receivable                                                                1,000                  90,447
Accrued interest receivable                                                      269                       0
Inventory                                                                     (7,452)                (17,169)
Advances and prepaid expenses                                                (37,575)                (12,095)
 Officer loans payable                                                      (105,537)                100,000
                Accounts payable and accrued expenses                         92,830                 383,681
                Accrued salaries                                              (1,704)                      0
                Payroll taxes and withholdings                               (14,996)                      0
                Other loans and notes payable                               (100,000)                168,613
                Lease obligations-equipment                                    4,608                       0
                Loan payable-revolving line of credit                        (11,300)                      0
                Taxes payable                                                (24,896)                123,978
                                                                             --------                -------

     Cash provided (used) by operating activities                           (392,590)                277,112
                                                                            ---------                -------
INVESTING ACTIVITIES
Capital expenditures                                                         (41,924)               (226,252)
Proceeds from preferred stock                                                 26,761                       0
Acquisition of businesses, net of cash acquired                                    0                 (68,391)
                                                                                   -                 --------

Cash provided (used) by investing activities                                 (15,163)               (294,643)
                                                                             --------               ---------
FINANCING  ACTIVITIES
Proceeds from lease financing                                                 18,392                       0
Proceeds from convertible notes                                              383,120                       0
Common stock issued for cash                                                  46,873                       0
Lease obligation-payments                                                     (4,053)                      0
Loan payments                                                                (12,500)                      0
                                                                              --------                     -

Cash  provided (used) by financing activities                                431,832                       0
                                                                              -------                      -
NET  INCREASE (DECREASE) IN CASH                                              24,079                 (17,531)

CASH BALANCE BEGINNING OF PERIOD                                              85,463                  97,107
                                                                              ------                  ------

CASH BALANCE END OF PERIOD                                                $  109,542             $    79,576
                                                                          ----------           -------------
NON CASH ACTIVITIES:
        Interest                                                          $   56,230            $      1,318
        Income taxes                                                      $        0            $          0
** See accompanying Note I for details.
The accompanying notes are an integral part of these statements.

                              PIPELINE DATA, INC.


                         NOTES TO FINANCIAL STATEMENTS

                               September 30, 2003

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                    POLICIES

1.   Financial Information-Basis of Presentation

     The accompanying unaudited consolidated financial statements of the parent holding company, Pipeline Data, Inc. (the "Company"); and its majority-controlled subsidiaries, SecurePay.com, Inc. ("SecurePay") and Northern Merchant Services, Inc. ("Northern Merchants), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. All significant intercompany accounts and transactions have been eliminated.

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

                               September 30, 2003


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

      5.   Accounts Receivable

     The Company uses the allowance method to account for uncollectible accounts receivable. Accounts receivable are presented net of an allowance for doubtful accounts of $3,305 and $4,700 at September 30, 2003 and December 31, 2002, respectively.

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

PIPELINE DATA, INC.

September 30, 2003


NOTE B--EARNINGS (LOSS) PER SHARE

     Basic loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. During the nine months ended September 2003, there were no dilutive securities outstanding.

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

                              PIPELINE DATA, INC.

                               September 30, 2003

NOTE D - COMMITMENTS AND CONTINGENCIES

     Lease agreements

     The Company previously occupied office space at the office of the Chairman of the Board at 250 East Hartsdale Avenue, Hartsdale, New York, 10530 at a monthly rental of $500. This office has been closed and now headquartered in Braintree, Massachusetts. The offices of the Company's subsidiary, SecurePay, Inc. are located at 1599 Washington Street, Braintree, Massachusetts at a monthly rental of $1,410. The term of this lease shall be for three years with self-renewing unless terminated in writing no later than one hundred and eighty
(180) days before each expiration. Each lease year shall be subject to a rent increase not to exceed the most current consumer price index increase from the prior year. Each extension shall be for the same terms as the original lease. The operations center for SecurePay is located at 13339 North Central Expressway Suite 100, Dallas, Texas. This is a four year lease that commenced on June 2002. An initial deposit of $850 and monthly rental of $768 is required on the leased square foot area of 865 square feet. The office's of Northern Merchant Services, Inc. is located in Brasher Falls, New York, and has an annual lease with Kevin and Nancy Weller, officers' of the Company. The lease commenced on September 2002, with monthly rental of $1,000. The lease can be renewed annually with the option of the landlord not to renew, with just cause.

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

                               September 30, 2003


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

     As of September 30, 2003, no options have been exercised and the Company has reserved an aggregate of 585,000 shares of common stock pending the exercise of the options.

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

                               September 30, 2003

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

                              PIPELINE DATA, INC.

                               September 30, 2003

NOTE F - NOTE RECEIVABLE

     In November 2000, the Company advanced $200,000 to Accu-Search, Inc. as evidenced by a note receivable which was due on December 31, 2001 with interest at 12% per annum. As a further inducement for the note, Accu-Search, Inc. gave Pipeline Data, Inc. a perpetual non-transferable license in an automated software process to convert multiple inputted documents into transmittable Adobe PDA formats. The software may only be used for the licensed technology to increase the functionality of its own web-site by being able to convert any documentation it receives into Adobe PDF format. The Company has not a valuation on this asset. Accu-Search, Inc. renegotiated their note with the Company in July 2002, and the Company agreed to exchange $228,000 of debt for 37,004 shares of Series A Convertible Preferred Stock and remit payment of $23,447. At December 31, 2002 the only note receivable was for $1,000 with no stated interest that was scheduled to be repaid on a monthly basis. Original note was for $12,000. As of September 30, 2003, this note was paid in full.


NOTE G - SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS



            Details of Short-Term Debt:

                                                                              September 30,                         December 31,
                                                                                 2003                                    2002
                                                                                 ----                                    ----
           Ladco Financial Group                                              $    50,000                            $ 150,000
                                                                              -----------                            ---------


            Details of Long-Term Debt:

            Ladco Financial Group                                             $          0                           $  12,500
            Officers' Loan Payable                                            $      6,015                           $ 111,552
            8% Convertible notes                                              $    707,673                           $ 324,553
            Officer preferred stock subject
               to mandatory redemption (see Note H)                           $  2,500,000                           $       0


                              PIPELINE DATA, INC.

                               September 30, 2003


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

            Capital Lease Obligations:

     See Note D-Lease Agreements for lease obligation with Hewlett Packard Financial Services Company, Murray Hill, New Jersey. As of September 30, 2003, the current portion amounted to $4,608, and the long-term portion amounted to $14,339.


NOTE H - ADOPTION OF STATEMENT OF FINANCIAL STANDARDS (SFAS) NO. 150

     In May of 2003 the Financial Accounting Standards Board (FASB) issued SFAS No. 150- Accounting for certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with char-acteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset. The effective date of SFAS NO. 150 is the beginning of the first interim period beginning after June 15, 2003. Also, restatement of financial statements of prior periods presented is not permitted.

     By adopting SFAS No. 150, the Company recognizes the requirement to repurchase 5000 shares of Series A Preferred Convertible Stock that were issued to Kevin Weller and Nancy Smith-Weller, officers' of the Company, that was part of the acquisition of Northern Merchant Services, Inc.(NMSI). This preferred convertible stock was issued in conjunction with the acquisition agreement of NMSI from the Wellers. Under the terms of the agreement, the stock must be repurchased by August 26, 2005 for a sum of $ 2,500,000. The Wellers have the option of refusing this offer. They may convert the Preferred shares at any time, in whole or in part, to common stock at a rate of $0.50 per common share, reducing the repurchase commitment on a pro-rata basis.

                              PIPELINE DATA, INC.

                               September 30, 2003

NOTE H - ADOPTION OF STATEMENT OF FINANCIAL STANDARDS (SFAS) NO. 150-
                       (continued)


     INTANGIBLE ASSET-MERCHANT PORTFOLIO

     In adopting the new (SFAS) No. 150, the Company hired an independent third-party appraiser to render a reasonable value of the acquisition and carrying value of the purchase price and transaction costs associated with the business acquisitions of NMSI. Management will periodically evaluate whether certain circumstances may affect the estimated useful lives or the recoverability of the unamortized balance of the intangible asset using both objective and subjective factors. Objective factors include management's best estimates of projected future earnings and cash flows and analysis of recent sales and earnings trends. Subjective factors include competitive analysis and the Company's strategic focus. Portfolio's and customer lists are generally amortized over five to seven years.




NOTE I - CORRECTION OF ERROR IN SINGLE YEAR FINANCIAL STATEMENTS-
         ERROR RELATES TO IMMEDIATELY PRECEDING YEAR

     The Company's financial statements as of September 30, 2002, contained the following errors: (1) understatement of gross revenues and cost of services resulting in timing differences from the fourth quarter 2002. The net loss result is not affected by this restatement at the year end 2002. Had the errors not been made, net loss for the nine months ended September 30, 2002, would have been increased by $273,156, with no effect on income taxes. Year end financial statements at 2002 are not affected by the change in error.

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

Development stage activities
-----------------------------------

     We were a development stage enterprise from our inception June 23, 1997 through March 19, 2002 when we company acquired SecurePay, Inc., an integrated provider of transaction processing services, gateway services, related software application products and value added services to wireless and Internet merchants. SecurePay supplies transaction processing support for all major credit and charge cards, including Visa, MasterCard, American Express, Discover, Diners Club, and JCB. SecurePay also offers access to check verification services. SecurePay provides merchants with a broad range of transaction processing services, including transaction authorization, data transmission and billing dispute resolution. SecurePay is an industry leader in the development of software applications that can be delivered through its proprietary host network. SecurePay utilizes multiple channels to market its products and services. The company holds various strategic alliances with PDA device manufacturers and software developers, as well as with industry leaders in Internet banking and processing.

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

     We agreed that during the 36-month period from the date (the "36-month Period") of the NMSI Acquisition Agreement (August 26, 2005), we shall offer to repurchase the Preferred Shares from the Kevin and Nancy Weller for $2,500,000. In the event we fail to do this, the merchant portfolio shall revert back to the Wellers. The Wellers have the option of refusing this offer of repurchase or accepting it in whole or in part. If the Wellers refuse our offer, we are under no further obligation to repurchase the Preferred Shares. The Wellers have the option to exercise their Preferred Shares at any time in whole or in part. The amount recouped by the Wellers upon the conversion and sale of the Preferred Shares or conversion of the Preferred Shares into shares of common stock shall reduced our repurchase commitment on a pro-rata basis. In addition, a part of the NMSI Acquisition Agreement, the Wellers are afforded the opportunity to borrow an aggregate amount of $200,000. During the 36-month Period, we agreed not to transfer or suffer any encumbrances on the merchant portfolios sold to us by NMSI, except to facilitate NMSI shareholder loans or payment of the $2,500,000 repurchase price.

     Our subsidiary Northern Merchant Services, Inc. ("NMSI") is the successor entity to Northern Merchant Services, a New York sole proprietorship company, which started business in 1997. This transfer was accounted for at historical cost in a manner similar to a pooling of interests with the recording of net assets acquired at their historical book value.

     NMSI is engaged in the business of promoting the sale of and marketing of credit card acceptance services, Internet card acceptance services, check verification and debit card acceptance services as well as the sale of POS hardware and software.

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



PIPELINE DATA, INC.

                              RESULTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                  AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


                                                                For the years ended
                                                   December 31, 2001    December 31, 2002   September 30, 2002  September 30, 2003


Revenue                                           $   477,916          $  3,499,820        $ 1,211,410      $ 7,285,318
                                                  -------------        ------------       -------------    ------------

Cost of services sold                                      0              2,357,262            674,790        5,920,300
Cost of goods sold                                    60,909                363,439             82,943          129,192
                                                     -------                -------        -----------     ------------

          Total cost of goods and services sold       60,909              2,720,701            757,733        6,049,492
                                                      ------              ---------

          Gross profit                               417,007                779,119            453,677        1,235,826
                                                     -------                -------         ----------     ------------

Operating Expenses
    Salaries and payroll cost                        341,255                935,678            452,318          893,818
    Selling, general and administrative              183,753                504,615            356,838          544,999
    Depreciation                                         759                  8,761              3,626           26,242
                                                         ---                  -----          ---------      -----------

          Total operating Expenses                   525,767              1,449,054            812,782        1,465,059
                                                     -------              ---------          ---------      -----------


          Net Income (loss) from operations         (108,760)              (669,935)          (359,105)        (229,233)

Other income and expenses
     Interest income                                   6,716                 28,413             18,174           18,645
     Interest expense                                (18,203)               (18,062)            (1,318)         (56,230)
                                                     ========               ========          =========      ===========

           Total other income (expenses)             (11,487)                10,351             16,186          (37,585)
                                                     --------                ------           --------        ----------

                  Income (loss)                 $  ( 120,247)          $  ( 659,584)          (342,249)        (266,818)
                                                -------------          -------------          ---------       ----------


Basic  earnings (loss) per common share        $       (0.04)        $         (.06)              (.029)          (0.021)
                                               ==============        ===============      ==============   ==============

Weighted average shares outstanding, basic          3,116,890             11,986,890         11,986,890       12,740,834




Results of Operations
2002 Compared with 2001
-----------------------------------

     For the year ended December 31, 2002, the company generated net revenues of $3,499,820 as compared to revenues of $477,916 for the year ended December 31, 2001. The company's cost of goods aggregated $2,720,701 as compared to $60,909 for the year ended December 31, 2001 and yielded a gross profit of $779,119 as compared to $417,007 for the year ended December 31, 2001. . The company's general and administrative costs aggregated approximately $504,615 for the year ended December 31, 2002 as compared to $183,753 for the year ended December 31, 2001 consisting of the following categories as a percentage of revenues for the year ended December 31, 2002: Rent 28,332 (.8%) Professional Fees 89,370 (2.5%) Telephone 60,738 (1.7%) Postal 4,700 (.1%) Office 10,865 (.3%)

     The company decreased its cash position to $85,463 at December 31, 2002 from a balance of $94,295 as of December 31, 2001. The company continued to be funded in part from an increase in accounts payable and accrued expenses by $137,483. The company expended cash to increase accounts receivable by $202,189 at December 31, 2002. On November 1, 2000, we loaned $200,000 to Accu-Search Inc., a New Jersey corporation. In consideration of the issuance of the loan, Accu-Search, Inc. granted us a perpetual, non-transferable and non-sublicensable royalty free license to utilize an automated software process which will enable us to improve the functionality of our website. Specifically, we anticipate that we will be able to employ the licensed software process in the internal workings of our website to enable us to receive documents in any readable form from our contributors and convert them into an Adobe readable format. The loan was evidenced by Accu-Search, Inc.'s promissory note that accrues interest at the rate of 12% annually. We believe that this will enhance accessibility to our website due to the extensive employment by Internet users of Adobe software in order to view documents retrieved from Internet websites. While no assurance can be given, we anticipate that we will maintain an ongoing working relationship with Accu-Search, Inc. The principal amount of the promissory note together with accrued interest was due and payable on December 31, 2001. Subsequent to the date of the financial statements, the Company agreed to exchange $228,000 of debt for 37,004 shares of Series A Convertible Preferred Stock and remit payment of $23,447. Management believes that it will be able to fund the company through its present cash position and the continuation of revenue producing activities by its subsidiary SecurePay. It may need to seek further capital through exercise of its warrants or by other capital raising needs in order to continue to grow the company.


     Results of Operations for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.
---------------------------------------------------------------------

     For the nine months ended September 30, 2003, the company generated net revenues of $7,285,318 as compared to revenues of $1,211,410 for the nine months ended September 30, 2002. The company's cost of goods and services sold aggregated $6,049,492 as compared to $757,733 for the nine months ended September 30, 2002 and yielded a gross profit of $1,235,826 as compared to $453,677 for the nine months ended September 30, 2002. The company's general and administrative costs aggregated approximately $544,999 for the nine months ended September 30, 2003 as compared to $356,838 for the nine months ended September 30, 2002 consisting of the following categories as a percentage of revenues for the nine months ended September 30, 2003: Rent 30,162 (0.4%) Telephone 52,397 (0.7%) Legal and Professional 83,845 (1.2%) Commissions and fees 78,802 (1.1%) Advertising 11,492 (0.2%) Vehicle expense 17,599 (0.2%) Contract labor 21,139 (0.3%) Travel & Entertainment 52,397 (0.7%) Supplies 7,593 (0.1%) Office supplies & expense 11,137 (0.2%)

     Management believes that it is moving toward profitability. Pipeline plans to attain profitability and meet cash flow needs going forward as follows:

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

2. On March 14, 2002, Accu-Search renegotiated their note to us as of December 31, 2001, the principal and interest of which aggregated $230,000. We agreed to settle this balance due as follows. We converted the $228,000 into preferred stock of Accu-Search. They remitted an upfront payment of $23,447 in cash. In addition, Accu-Search will pay our company 3% interest quarterly, $6,307, as of the most recent quarterly payment date. We have utilized these interest payments for cash flow needs.

3. Pipeline is seeking to eliminate non-recurring expenses and is reducing its research and development costs.

4.   Pipeline is continuing its fundraising efforts.


Liquidity and Capital Resources
-------------------------------
Working Capital, Debt and Liquidity.
------------------------------------

     The company increased its cash position to $109,542 at September 30, 2003 from a balance of $85,463 as of December 31, 2002. The company continued to be funded in part through a net increase in convertible note issuances in the amount of $383,120 as well as a lease financing in the amount of $22,571 to purchase computer equipment. On November 1, 2000, we loaned $200,000 to Accu-Search Inc., a New Jersey corporation. In consideration of the issuance of the loan, Accu-Search, Inc. granted us a perpetual, non-transferable and non-sublicensable royalty free license to utilize an automated software process which will enable us to improve the functionality of our website. Specifically, we anticipate that we will be able to employ the licensed software process in the internal workings of our website to enable us to receive documents in any readable form from our contributors and convert them into an Adobe readable format. The loan was evidenced by Accu-Search, Inc.'s promissory note that accrues interest at the rate of 12% annually. We believe that this will enhance accessibility to our website due to the extensive employment by Internet users of Adobe software in order to view documents retrieved from Internet websites. While no assurance can be given, we anticipate that we will maintain an ongoing working relationship with Accu-Search, Inc. The principal amount of the promissory note together with accrued interest was due and payable on December 31, 2001. Subsequent to the date of the financial statements, the Company agreed to exchange $228,000 of debt for 37,004 shares of Series A Convertible Preferred Stock and remit payment of $23,447. Management believes that it will be able to fund the company through its present cash position and the continuation of revenue producing activities by its subsidiaries SecurePay.com, Inc. and Northern Merchants Services, Inc. It may need to seek further capital through exercise of its warrants or by other capital raising needs in order to continue to grow the company.

     For the year ending December 31, 2001 and for the eight months ended August 31, 2002, the net income reported by Northern Merchant Services was passed through to Kevin Weller and Nancy Smith-Weller and was reported on their personal income tax returns. An audit by Internal Revenue Service on the records of Kevin Weller and Nancy Smith-Weller d/b/a Northern Merchant Services for the 2000 tax year resulted in an additional income tax liability of $62,970 to the Internal Revenue Service and $10,033 to the State of New York. Pursuant to our Acquisition Agreement with Kevin Weller, Nancy Smith-Weller and Northern Merchant Services, Inc., we agreed to assume this liability.

     On March 8th, 2002, Jack Rubinstein, our chairman of the board, lent our company $100,000 for working capital purposes. The promissory note evidencing this transaction has a term of one year and bears simple interest at the rate of 8%. The principal and interest of the note is convertible into common stock of Pipeline at the then current market price of $0.35 per share. Upon conversion , Mr. Rubinstein shall receive warrants equal to 100% of the number of shares converted with minimum warrant issuance of 100,000 shares. Mr. Rubinstein has agreed to extend the maturity of this promissory note for an additional one year period to March 8th 2004.

     As of September 30, 2003, our company issued $607,673 in convertible debt. The outstanding notes have a two year term, accrue interest at the annual interest rate of 8% and have 33% warrant coverage at a conversion price of $.35 per share.

     Management believes that it will be able to fund the company through its present cash position and the continuation of revenue producing activities by its subsidiaries SecurePay and NMSI It may need to seek further capital through exercise of its warrants or by other capital raising needs in order to continue to grow the company.

Management's Review of Company Progress

     During the past eighteen months , the company's subsidiary, SecurePay undertook the development of an enhanced suite of payment processing tools in anticipation of a new sales program focusing on new merchant account growth. Management believes that the enhanced suite of payment tools including online shopping cart, secured processing gateway, virtual terminal and wireless cell phone solutions affords Pipeline Data a distinct competitive edge over other marketers of payment processing services by offering its customers highly competitive pricing and a single source for all their Internet- based card acceptance needs. . The implementation and direct-to-merchant marketing of this enhanced suite of card acceptance tools was completed in the third quarter of 2003. The results of implementation and marketing have been a substantial increase in October account sales by our subsidiary Securepay, and the provision of yet another avenue of account growth for our subsidiary, NMSI. EBITDA losses for the third quarter as compared to the previous quarter ended June 30, 2003 were narrowed by 64% from $116,053 to $41,448.

     Merger activity within the merchant payment industry has been robust. Card Payment Solutions, Inc. is IPayment, Inc's latest in a series of acquisitions, while Intuit, Inc. has entered the merchant payment industry through its purchase of Innovative Merchant Solutions.

     As we look ahead to the fourth quarter, we are excited by the prospects for our shareholders. Fourth quarter 2003 will be the first quarter that the full benefit of the company's enhanced suite of card acceptance tools is recognized, and additional momentum in new account growth is expected. Management expects our NMSI division to maintain its record of continued increases to its merchant base, as it posts sustained growth from both its agent and bank channels. In the third quarter ended September 30, 2003, NMSI has added two additional banks that serve as referral sources for company products and services. In short, management believes that all indicators point to a measurable improvement in fourth quarter results.

                         Item 3. Controls and Procedures

     As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Corporate Executive Committee ("CEC") and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEC and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

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

     None.

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

Date: November 13, 2003

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

November 13, 2003
                                              /s/ MacAllister Smith
                                              ----------------------------------
                                              MacAllister Smith
                                              President

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

November 13, 2003
                                              /s/ Donald Grunseisen
                                              ----------------------------------
                                              Donald Grunseisen
                                              Chief Financial Officer