Form 10QSB/A
period 2003-09-30
PIPELINE DATA INC
filed 2003-12-08
CIK 1086533

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

Item 5. Other information

     None.

Item 6. Exhibits and Reports on Form 8-K

31.1 Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B)  FORM 8-K

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

December 5, 2003

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

December 5, 2003
                                              /s/ MacAllister Smith
                                              ----------------------------------
                                              MacAllister Smith
                                              President

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

December 5, 2003
                                              /s/ Donald Grunseisen
                                              ----------------------------------
                                              Donald Grunseisen
                                              Chief Financial Officer

                           CERTIFICATIONS PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

     In connection with the Quarterly Report of Microsoft Corporation, a Washington corporation (the "Company"), on Form 10-Q for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission (the "Report"), MacAllister Smith, Chief Executive Officer of the Company and , Donald Grunseisen Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ MacAllister Smith
MacAllister Smith
Chief Executive Officer

December 5, 2003

/s/ Donald Grunseisen
Donald Grunseisen

Chief Financial Officer

December 5, 2003

     [A signed original of this written statement required by Section 906 has been provided to Pipeline Data Inc. and will be retained by Pipeline Data Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]