Form 10KSB
period 2003-12-31
PIPELINE DATA INC
filed 2004-03-31
CIK 1086533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               PIPELINE DATA INC.
                                   Form 10-KSB



X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

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


                   1599 Washington Street, Braintree, MA 02184

         ---------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                    Issuer's telephone number: (781)843-3812
         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock $0.001 par value


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X


     State issuer's revenues for its most recent fiscal year. $10,246,955

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of December 31, 2003, there were 13,146,250 shares of the registrant's common stock, par value $0.001 issued and outstanding. As of March 26, 2004, the market value of securities held by non-affiliates is $4,276,216 based on the average of the high and low bid prices as reported by Yahoo.com. for the 60 day period ending March 26, 2004. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 13,174,822 shares of common stock, par value $0.001, as of March 26, 2004.


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

ITEM 3. Controls and Procedures...............................................26

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

ITEM 12. Certain Relationships and Related Transactions...................... 49

ITEM 13. Exhibits and Reports on Form 8-K.................................... 62

               ANNUAL REPORT ON FORM 10KSB FOR PIPELINE DATA INC.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


     To the extent that the information presented in this Annual Report on Form 10-KSB for the year ended December 31, 2003 discusses financial projections, information or expectations about the products or markets of our company, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Annual Report, in "Management's Discussion and Analysis". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report. When considering such forward-looking statements, readers should keep in mind the risks referenced above and the other cautionary statements in this Annual Report.

                                     PART I

Item 1. Business.

Company Background and History


     We are a Delaware corporation that was incorporated in June 1997. During 1998, we researched and developed an online system to easily access and deliver requested information from industry members of the healthcare, pharmaceutical and biotechnology industries to subscribers to our site. This research focused on refining the process in which we receive the relevant information from the individual, quickly relate this information to the customer, and then relay back to the customer the relevant information he or she requested. We launched the initial beta-version of our website in August 1999. Our website is located at http://www.pipelinedata.com

     During our development period, management devoted the majority of its efforts to initiating the process of the web site design and development, obtaining new customers for sale of consulting services, developing sources of supply, developing and testing its marketing strategy and finding a management team to begin the process of: completing its marketing goals; furthering its research and development for its products; completing the documentation for and selling initial shares through the company's private placements; and completing the documentation for the company's initial public offering. These activities were funded by the company's management and investments from stockholders.

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

     On March 14, 2002, Accu-Search renegotiated their note with us. As of December 31, 2002, the balance of principal and interest due aggregated $230,000. We agreed to settle this balance due as follows. We converted the $228,000 into preferred stock of Accu-Search. They remitted an upfront payment of $23,447 in cash. In addition, Accu-Search will pay our company 3% interest quarterly equally $6,840, per quarter and will provide Pipeline Data two years web access to Accu-Search's on-line data and map system. Contracts were finalized and monies delivered on or about July 12, 2002..

     Our relationship with Accu-Search and our report from Rainbow Media helped result in our concentrating more on the data-base delivery aspect of our business.

     On March 8th, 2002, Jack Rubinstein, our chairman of the board, lent our company $100,000 for working capital purposes. The promissory note evidencing this transaction has a term of one year and bears simple interest at the rate of 8%. The principal and interest of the note is convertible into common stock of Pipeline at the then current market price of $0.35 per share. Upon conversion , Mr. Rubinstein shall receive warrants equal to 100% of the number of shares converted with minimum warrant issuance of 100,000 shares. On March 8, 2003, the note was renegotiated and the term was extended to March 8, 2005.

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


     We agreed that during the 36-month period from the date (the "36-month Period") of the NMSI Acquisition Agreement (August 26, 2005), we would offer to repurchase the Preferred Shares from the Kevin and Nancy Weller for $2,500,000. In the event we failed to do this, the merchant portfolio would revert back to the Wellers. On February 27, 2004 we complied with this provision and repurchased 2,000 Preferred Shares for $1,000,000 and the Wellers exercised their option to convert 3,000 Preferred Shares into 3,000,000 million common shares. As a result of this transaction, the NMSI merchant portfolio cannot revert back to the Wellers.

     Kevin Weller, president of NMSI has been appointed to our board of directors and president of the NMSI subsidiary. Nancy Weller, vice president of NMSI has been appointed vice president of the NMSI subsidiary. Kevin and Nancy Weller are married.

     A part of the NMSI Acquisition Agreement, the Wellers are afforded the opportunity to borrow an aggregate amount of $200,000 from our company. On November 18, 2003, Kevin Weller borrowed $85,000 from our company pursuant to a promissory note with a term of eighteen months bearing interest at the rate of 4%. This note was paid in full on March 10, 2004.


     On February 27, 2004, we entered into a financing arrangement with Laurus Master Fund, Ltd. ("Laurus Funds"), a financial institution specializing in funding small and micro-capitalization companies, to provide our company with up to $3.0 million in financing. Under the arrangement, we issued $2,000,000 of our 6% convertible term notes at a conversion price of $1.00 to Laurus Funds, and Laurus Funds agreed, subject to certain conditions, to purchase up to an additional $1,000,000 of Pipeline's 6% convertible term notes. Under the arrangement, Laurus Funds was also issued warrants to purchase up to 500,000 shares of our common stock. We used $1,000,000 of the proceeds of the financing to fulfill our repayment obligation under the NMSI Acquisition Agreement to repurchase a portion of the Weller stock and intend to use the remainder to acquire merchant portfolios in order to grow our business.

     The principal documents involved are a Securities Purchase Agreement, a Security Agreement, a Convertible Term Note, a warrant to purchase common stock of the Company and a registration rights agreement. All of the documents are dated February 27, 2004.

     The Term Loan has a term of three years and accrues interest at the greater of prime plus 2% or 6%. Interest shall be payable monthly in arrears commencing on April 1, 2004, and on the first day of each consecutive calendar month thereafter. Monthly payments shall commence at the rate of $33,333.00. From April 1, 2005 through March 1, 2007, the monthly amortization shall be increased to $41,667.00

     On a month by month basis, the interest rate is subject to adjustment in 0.25% increments in the event certain conditions are met, including that the common stock underlying the conversion of the convertible term note and the warrant issued to Holder are registered with the Securities and Exchange Commission and whether and to what extent the average price of the stock exceeds or is less than the fixed conversion price. Notwithstanding the foregoing, the interest rate will not exceed the interest rate as of February 27, 2004.

     The Laurus Funds also has the option to convert all or a portion of the Term Loan into shares of the our common stock at any time, subject to certain limitations, at a fixed conversion price of $1.00 per share. The Term Loan is secured by a blanket lien on all our assets. In conjunction with the Term Loan, the Laurus Funds was paid a fee of $105,000 and received a warrant to purchase up to 500,000 shares of the Company's common stock at prices ranging from $1.25 per share to $1.75 per share. All stock conversion prices and exercise prices are subject to adjustment for stock splits, stock dividends or similar events.

     We agreed to file a registration statement with the Securities and Exchange Commission covering the shares issuable upon conversion of the Term Loan and the exercise of Laurus' warrants.

     GunnAllen Financial, Inc. received a finder's fee with respect to this transaction. The arrangement with GunnAllen provided for the following fee: 3% Cash 2% Stock on first million dollars raised, 2% Cash 2% Stock on second million dollars raised, 1. 5% Cash 1.5% Stock on third million dollars raised, 1% Cash 1% Stock on fourth million dollars raised, and 1% Cash thereafter. The issued stock is subject to piggyback registration rights. The financing was exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation D of the Securities Act.

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

SecurePay currently offers a variety of products and services, each with a differing application, including the following:
-------------------------------------------------------------------------------

     Virtual Terminal

     SecurePay's virtual terminal is the core SecurePay Host product which allows payment processing via any Internet connected device. Its virtual terminal allows a card reader attached to a PC to read the entire magnetic stripe across the Internet, thereby qualifying a merchant for the lowest possible fees for card acceptance. The virtual terminal can process sales, voids, forces and returns. The address verification system (AVS) confirms shipping and cardholder address information to protect merchants from fraud. It will process recurring transactions and allows access to the entire suite of reporting functions. All transactions are encrypted using industry standard SSL technology.


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



The Business of Our Subsidiary NMSI
---------------------------------------------

     Business Summary

     NMSI targets small and medium-sized merchants as its primary customer base. These merchants generally have a lower volume of credit card transactions, are difficult to identify and have traditionally been underserved by credit card processors. Management of NMSI estimates that there are approximately 3.2 million merchant locations in the United States currently accepting Visa and MasterCard credit cards in the small merchant market segment and that approximately 2.0 million of such small merchant locations utilize electronic processing for credit card transactions. Management believes the small and medium-sized merchant market offers NMSI significant growth opportunities for the "first time" installation and subsequent servicing of credit card authorization and payment systems.

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

   Agreements With Processing Banks

     To date, NMSI relied on three banks to process the credit card transactions of NMSI's clients. At this time, NMSI's agreement with its principal processing bank, Nova Information Systems, Inc., a subsidiary of US Bankcorp (NIS), applies to approximately 80% of NMSI's aggregate merchant base. NMSI has agreements with its processing banks to provide for NMSI to continue to receive revenues as long as the merchants subject to the agreement process credit card transactions with the banks, NMSI provides the appropriate service to the merchants and NMSI otherwise remains in compliance with the terms of the agreement. Under the NIS agreement, NMSI bears no liability for any unfulfilled chargebacks. The agreement with the second processing bank also provides for no liability, while the third has limited liability. Each of NMSI's processing agreements may be terminated by either party in the event of default of obligations, insolvency or receivership, or failure to make payments when due or to abide by the rules and regulations of Visa and MasterCard. NMSI solicits, on a non-exclusive basis, merchants to process transactions with the processing banks.


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

     The primary costs incurred by NMSI in delivering its services to the merchants are:

(i) an interchange fee paid to the card-issuing bank which is set by the Visa and MasterCard associations and which is calculated as a percentage of the transaction amount and/or an associated transaction fee,

(ii) a fee calculated as a percentage of the transaction amount that is paid to the Visa or MasterCard association which is established by the member banks of the Visa and MasterCard associations,

(iii)a fixed, per-transaction fee paid to the network service provider which is negotiated between NMSI and the network service provider and

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

Competitive  business  conditions  and the small  business
issuer's competitive position in the industry and methods of competition
-------------------------------------------------------------------------------

     Competitive Position of Our Subsidiary SecurePay:

     The market for providing gateway, credit, charge and debit card transaction services to the small-to-medium sized merchant segment served by SecurePay is highly competitive. SecurePay competes in this market segment on the basis of price, the availability of related products and services, the quality of customer service and support, and transaction processing speed, quality and reliability. SecurePay's principal competitors in this market segment include other smaller vertically integrated processors or gateway companies and independent service organizations.


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

Increases in chargebacks or merchant fraud may adversely affect our Profitability where we have contractually obligated ourselves

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

We bear the risk of fraud committed by our merchant customers where we have contractually obligated ourselves to do so.
-------------------------------------------------------------------------------

     Currently, we have contractually obligated ourselves to bear the risk of fraud committed by approximately 10% of our merchant customers. We bear the risk of losses caused by fraudulent credit card transactions initiated by these merchant customers. Examples of merchant fraud include inputting false sales transactions or false credits which then result in a chargeback.


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

     As of the date of this filing, we had 23 full-time employees and 1 part-time employees. SecurePay has 9 employees. NMSI has 15 employees.


     Our employees are not represented by any labor union, and we consider our relationship with them to be good.

Legal Proceedings.

Pipeline:

     The are no material legal proceedings pending or, to our knowledge, threatened against us or our subsidiary NMSI.

Our Subsidiary SecurePay:

     Except for that certain suit in the United States District Court of Arizona by Net MoneyIN, Inc. (plaintiff) vs. Mellon Financial Corp., et al (defendants) (Cause No. CV-01-441-TUC-RCC), there are no material legal proceedings pending or, to our knowledge, threatened against SecurePay. The outstanding lawsuit is an industry wide suit against numerous defendants based on intellectual property infringement. A default judgment has been rendered against several of the parties, including SecurePay. Removal of this judgment is currently being sought. SecurePay views this suit to be without merit.

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

Item 2. Properties.


     Our principal place of business and the offices of our subsidiary SecurePay, are at 1599 Washington Street, Braintree, Massachusetts, for which we pay $1,410 per month plus associated expenses.

     The operations center for SecurePay is located at 13339 North Central Expressway Suite 103, Dallas, Texas. SecurePay's main office telephone number is
(781)843-3812. Pipeline Data's web site is http://www.pipelinedata.com NMSI maintains its corporate headquarters at 12 West Main Street, Brasher Falls, NY. NMSI's main office telephone number is 315-389-5574. An additional office is located in Tupper Lake, NY.

Item 3.  Controls and Procedures

     As of December 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Corporate Executive Committee ("CEC") and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEC and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     We submitted the election of directors and officers as well as the amendment of the stock option plan to the shareholders of our Company. As a company that reported under Section 15(d) of the Securities Exchange Act, we were not subject to the proxy rules of Section 14 and did not seek approval of this transaction through the solicitation of proxies. As of March 1, 2004, we became subject to these rules.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Market information.

     Our common stock and class A redeemable warrants commenced trading on the OTC Bulletin Board on October 19, 2000 under the trading symbol "PPDA" and "PPDAW," respectively. Our class B redeemable warrants trade under the symbol "PPDAZ". The following table sets forth the highest and lowest prices quoted for our common stock, class A redeemable warrants and class B redeemable warrants during the three quarters between January 1, 2003 and December 31, 2003, and the closing quote for those securities on March 26, 2004. The quotations reflect inter-dealer prices, with no retail mark-up, mark-down or commissions, and may not represent actual transactions. The information presented has been derived from the OTC Bulletin Board.

Quarter ended 3/31/03

        Security                          High                        Low
        --------                          ----                        ---
        common stock                      $.25                       $.15
        class A redeemable warrant        $.02                       $.02
        class B redeemable warrant        $.02                       $.02

Quarter ended 6/30/03

        Security                          High                        Low
        --------                          ----                        ---
        common stock                      $.35                       $.08
        class A redeemable warrant        $.05                       $.02
        class B redeemable warrant        $.02                       $.02

Quarter ended 9/30/03

        Security                          High                        Low
        --------                          ----                        ---
        common stock                      $.23                       $.13
        class A redeemable warrant        $.10                       $.02
        class B redeemable warrant        $.05                       $.02

Quarter ended 12/31/03

        Security                          High                        Low
        --------                          ----                        ---
        common stock                      $.65                       $.21
        class A redeemable warrant        $.19                       $.05
        class B redeemable warrant        $.10                       $.04

     As of March 26, 2004, our stock our stock closed at $1.20, our class A warrants closed at $.30 and our class B warrants closed at $.70.


  (b) Holders.

     As of December 31, 2003 there were 55 shareholders of record of our common stock. This number does not include shares held in street name.

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

     The following material transactions have occurred in the past fiscal year. They are identified below:



     Pursuant to the NMSI Acquisition Agreement, dated, August 26th, 2002, whereby we purchased our NMSI subsidiary, we agreed that during the initial 36-month period of the this agreement (August 26, 2005), we would offer to repurchase the Preferred Shares from the Kevin and Nancy Weller for $2,500,000. In the event we failed to do this, the merchant portfolio would revert back to the Wellers. On February 27, 2004 we complied with this provision and repurchased 2,000 Preferred Shares for $1,000,000 and the Wellers exercised their option to convert 3,000 shares into 3,000,000 million shares. As a result of this transaction, the NMSI merchant portfolio cannot revert back to the Wellers.

     A part of the NMSI Acquisition Agreement, the Wellers are afforded the opportunity to borrow an aggregate amount of $200,000 from our company. On November 18, 2003, Kevin Weller borrowed $85,000 from our company pursuant to a promissory note with a term of eighteen months bearing interest at the rate of 4%. This note was paid in full on March 10, 2004.

     On February 27, 2004, we entered into a financing arrangement with Laurus Master Fund, Ltd. ("Laurus Funds"), a financial institution specializing in funding small and micro-capitalization companies, to provide our company with up to $3.0 million in financing. Under the arrangement, we issued $2,000,000 of our 6% convertible term notes at a conversion price of $1.00 to Laurus Funds, and Laurus Funds agreed, subject to certain conditions, to purchase up to an additional $1,000,000 of Pipeline's 6% convertible term notes. Under the arrangement, Laurus Funds was also issued warrants to purchase up to 500,000 shares of our common stock. We used $1,000,000 of the proceeds of the financing to fulfill our repayment obligation under the NMSI Acquisition Agreement to repurchase a portion of the Weller stock and intend to use the remainder to acquire merchant portfolios in order to grow our business.


     On March 14, 2002, Accu-Search renegotiated their note with us. We agreed to convert the $200,000 note with interest totaling $224,000 into preferred stock of Accu-Search. They also paid an upfront payment of $4,000 in cash. In addition, Accu-Search will provide Pipeline Data two years web access to Accu-Search's on-line data and map system. Contracts were finalized and signed and monies delivered on or about April 30th, 2002. During 2003 $63,528 was received from Accu-Search representing payments of interest of 24,620 and a partial redemption of Accu-Search's preferred shares of $38,908

     On March 8th, 2002, Jack Rubinstein, our chairman of the board, lent our company $100,000 for working capital purposes. The promissory note evidencing this transaction has a term of one year and bears simple interest at the rate of 8%. The principal and interest of the note is convertible into common stock of Pipeline at the then current market price of $0.35 per share. Upon conversion , Mr. Rubinstein shall receive warrants equal to 100% of the number of shares converted with minimum warrant issuance of 100,000 shares. On March 8, 2003, the note was renegotiated and the term was extended to March 8, 2005.

     As of the December 31, 2003, our company issued $726,023.44 in convertible debt. The outstanding notes have a two year term, accrue interest at the annual interest rate of 8% and have 33% warrant coverage. The conversion price for notes issued prior to November 1, 2003 is $.35 per share. The conversion price for notes issued after November 1, 2003 is $.50 per share. per share. The names and amounts of the recipients are as follows:




8% Convertible Note

Date                 Name                   Amount

6.17.02              Michael Greenburg      20,000

6.17.02              Robert Erlichman       15,000

7.9.02               Elaine Greenburg        5,000

7.16.02              Barbara Klein          10,000

7.18.02              Hal Denton            100,000

8.28.02              Pearl Holloway          7,000

9.11.02              G. Timothy Kane        10,000

9.12.02              Jerry Trevor           25,000

9.20.02              Chandler Smith          4,000

9.29.02              Chasm Holdings         58,029.31

10.4.02              DSM Realty              15,000

10.15.02             Don Swift                5,000

10.17.02             Brian Kornreich         25,000

11.25.02             Chasm Holdings           5,000

12.31.02             Chasm Holdings          20,524.13

3.12.03              Cara J. Fascione       200,000

3.31.03              Chasm Holdings          26,120

6.9.03                William Haas            5,000

6.26.03               Lane Gordon            50,000

5.6.03                Chasm Holdings          2,000

9.25.03               Chasm Holdings         15,000

9.2.03                Michael Greenburg       8,000

10.27.03              Chasm Holdings          8,950

10.31.03              Lane Gordon            50,000

11.13.03              Lane.Gordon            50,000

12.18.03              Tracy Bertolino         1,400


     * On January 1, 2003, DSM Realty converted its note into 43,686 shares of Pipeline common stock.

Item 6. Management's Discussion and Analysisor Plan of Operation.



               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

            CONDITION AND RESULTS OF OPERATIONS FOR THE YEAR ENDING

                           DECEMBER 31, 2002 AND 2003

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

     We agreed that during the 36-month period from the date (the "36-month Period") of the NMSI Acquisition Agreement (August 26, 2005), we would offer to repurchase the Preferred Shares from the Kevin and Nancy Weller for $2,500,000. In the event we failed to do this, the merchant portfolio would revert back to the Wellers. On February 27, 2004 we complied with this provision and repurchased 2,000 Preferred Shares for $1,000,000 and the Wellers exercised their option to convert 3,000 shares into 3,000,000 million shares. As a result of this transaction, the NMSI merchant portfolio cannot revert back to the Wellers.

     Our subsidiary Northern Merchant Services, Inc. ("NMSI") is the successor entity to Northern Merchant Services, a New York sole proprietorship company, which started business in 1997. This transfer was accounted for as a purchase with the recording of the net assets acquired at their fair value.

     NMSI is engaged in the business of promoting the sale of and marketing of credit card indebtedness service, leasing services, Internet services, scan, debit, of certain providers of such services.

     A part of the NMSI Acquisition Agreement, the Wellers are afforded the opportunity to borrow an aggregate amount of $200,000 from our company. On November 18, 2003, Kevin Weller borrowed $85,000 from our company pursuant to a promissory note with a term of eighteen months bearing interest at the rate of 4%. This note was paid in full on March 10, 2004.


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


     We recognize revenue when it is earned and record accounts receivable at that time. We do not account for revenue based on contractual arrangements in advance of their being earned. Our subsidiaries derive revenues primarily from the electronic processing of credit, charge and debit card transactions that are authorized and captured through third-party networks. Typically, merchants are charged for these processing services based on a percentage of the dollar amount of each transaction and in some instances, additional fees are charged for each transaction. Certain merchant customers are charged a flat fee per transaction and may also be charged miscellaneous fees, including fees for handling charge backs, monthly minimums, equipment rentals, sales or leasing and other miscellaneous services. Revenues are reported gross of amounts paid to sponsor banks as well as interchange and assessments paid to credit card associations (MasterCard and Visa) under revenue sharing agreements pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. We do not account for revenue based on contractual arrangements in advance of their being earned. In May of 2003 the Financial Accounting Standards Board (FASB) issued SFAS No. 150- Accounting for certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with char- acteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset. The effective date of SFAS NO. 150 is the beginning of the first interim period beginning after June 15, 2003. Also, restatement of financial statements of prior periods presented is not permitted.

     The Company adopted SFAS No. 150 as of September 30, 2003. By adopting the new statement, the Company recognized the requirement to repurchase 5000 shares of Series A Preferred Convertible Stock that were issued to Kevin Weller and Nancy Smith-Weller, officers' of the Company, that was part of the acquisition of Northern Merchant Services, Inc.(NMSI). This preferred convertible stock was issued in conjunction with the acquisition agreement of NMSI from the Wellers. Under the terms of the agreement, the stock must be repurchased by August 26, 2005 for a sum of $ 2,500,000. The Wellers have the option of refusing this offer. They may convert the Preferred shares at any time, in whole or in part, to common stock at a rate of $0.50 per common share, reducing the repurchase commitment on a pro-rata basis.

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

                               PIPELINE DATA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS






     For the years ended
                                                                          December 31, 2002          December 31,
2003




Revenue                                                                      $    3,499,820          $  10,246,955

Cost of goods and services sold                                                   2,720,701              8,532,958

                                                                                  ---------                -------

          Gross profit                                                             779,119               1,713,997

                                                                                   -------                --------

Operating Expenses
    Salaries and payroll costs                                                     935.678               1,152,865
    Selling, general and administrative                                            504,615                 773,123
    Depreciation and Amortization                                                    8,761                  35,222

                                                                                     -----                  ------

          Total operating Expenses                                               1,449,054               1,961,210

                                                                                 ----------              ---------


          Net Income (loss) from operations                                       (669,935)               (247,213)

Other income and expenses
     Interest income                                                                28,413                  24,235
     Interest expense                                                              (18,062)                (76,812)

                                                                                   -------                  ------

           Total other income (expenses)                                            10,351                 (52,577)
                                                                                   (50,577)                 10,351

                                                                                   --------                ------

                  Income (loss)                                                $  ( 659,584)          $  ( 299,790)

                                                                                 -------------          -------------


Basic  earnings (loss) per common share                                   $           (0.06)        $         (.02)

                                                                             ================        ===============

Weighted average shares outstanding, basic                                       11,986,890             12,902,851


Results of Operations 2003 Compared with 2002
----------------------------------------------

     For the year ended December 31, 2003, the company generated net revenues of $10,246,955 as compared to revenues of $3,499,820 for the year ended December 31, 2002. The company's cost of goods and services sold aggregated $8,532,958 as compared to $2,720,701 for the year ended December 31, 2002 and yielded a gross profit of $1,713,997 as compared to $779,119 for the year ended December 31, 2002. The company's general and administrative costs aggregated approximately $ 773,123 for the year ended December 31, 2003 as compared to $504,615 for the year ended December 31, 2002 consisting of the following categories as a percentage of revenues for the year ended December 31, 2003: Rent 39,696 (0.387%) Professional Fees 114,091 (1.113%) Telephone 76,837 (.750%) Postal
8,596 (.084%) Office 15,512 (.151%)

     The company increased its cash position to $95,120 at December 31, 2003 from a balance of $85,463 as of December 31, 2002. The company continued to be funded in part from an increase in accounts payable and accrued expenses by $63,165. The company expended cash to increase accounts receivable by $41,250 at December 31, 2003. On November 1, 2000, we loaned $200,000 to Accu-Search Inc., a New Jersey corporation. The loan was evidenced by Accu-Search, Inc.'s promissory note that accrues interest at the rate of 12% annually. The principal amount of the promissory note together with accrued interest was due and payable on December 31, 2001. Subsequent to the date of the financial statements, the Company agreed to exchange $228,000 of debt for 37,004 shares of Series A Convertible Preferred Stock and remit payment of $23,447. Management believes that it will be able to fund the company through its present cash position and the continuation of revenue producing activities by its subsidiaries Northern Merchant Services,Inc and SecurePay.com, Inc. It may need to seek further capital through exercise of its warrants or by other capital raising needs in order to continue to grow the company.



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


          On March 14, 2002, Accu-Search renegotiated their note with us. We agreed to convert the $200,000 note with interest totaling $224,000 into preferred stock of Accu-Search. They also paid an upfront payment of $4,000 in cash. In addition, Accu-Search will provide Pipeline Data two years web access to Accu-Search's on-line data and map system. Contracts were finalized and signed and monies delivered on or about July 12th, 2002. During 2003 $63,528 was received from Accu-Search representing payments of interest of 24,620 and a partial redemption of Accu-Search's preferred shares of $38,908

  Other aspects of our Financial Condition

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

     An audit by Internal Revenue Service on the records of Kevin Weller and Nancy Smith-Weller d/b/a Northern Merchant Services for the 2000 tax year resulted in an additional income tax liability of $62,970 to the Internal Revenue Service and $10,033 to the State of New York. As of March 15, 2004 these liabilities were fully paid.

     On March 8th, 2002, Jack Rubinstein, our chairman of the board, lent our company $100,000 for working capital purposes. The promissory note evidencing this transaction has a term of one year and bears simple interest at the rate of 8%. The principal and interest of the note is convertible into common stock of Pipeline at the then current market price of $0.35 per share. Upon conversion , Mr. Rubinstein shall receive warrants equal to 100% of the number of shares converted with minimum warrant issuance of 100,000 shares. On March 8, 2003, the note was renegotiated and the term was extended to March 8, 2005.

     Our company is obligated through it subsidiary, SecurePay, to repay monies borrowed on a revolving line of credit with American Express as of December 31, 2002 and December 31, 2003 aggregating $59,071 and $22,833 respectively. The repayments are to be made monthly with interest.

     As of the December 31, 2003, our company issued $726,023.44 in convertible debt. The outstanding notes have a two year term, accrue interest at the annual interest rate of 8% and have 33% warrant coverage at a conversion price of $.35 per share and for convertible notes issued after November 1, 2004 the conversion price was $.50 per share.

     Management believes that it will be able to fund the company through its present cash position and the continuation of revenue producing activities by its subsidiaries SecurePay and NMSI It may need to seek further capital through exercise of its warrants or by other capital raising needs in order to continue to grow the company.

Management's Review of Company Progress

     For the quarter ended December 31, 2003, the EBITDA loss was reduced to $718 from $41,448 for the previous quarter. During the past eighteen months , the company's subsidiary, SecurePay undertook the development of an enhanced suite of payment processing tools in anticipation of a new sales program focusing on new merchant account growth. Management believes that the enhanced suite of payment tools including online shopping cart, secured processing gateway, virtual terminal and wireless cell phone solutions affords Pipeline Data a distinct competitive edge over other marketers of payment processing services by offering its customers highly competitive pricing and a single source for all their Internet- based card acceptance needs. The implementation and direct-to-merchant marketing of this enhanced suite of card acceptance tools was completed in the third quarter of 2003. The results of implementation and marketing have been a substantial increase in 4th quarter account sales by our subsidiary SecurePay, reduction of losses attributable to R&D costs, and the provision of yet another avenue of account growth for our subsidiary, NMSI.

     In February of 2004, Pipeline Data consummated a financing arrangement with Laurus Master Fund. This arrangement provides Pipeline with up to $3.0 million in expansion capital. The company has immediately deployed $1.0 million of the proceeds to close out the outstanding financing arrangement with Nancy and Kevin Weller relating to the original acquisition of NMSI. The effect of this transaction will be to allow Pipeline to finally realize the full value of revenues generated by the NMSI portfolio. Additionally, the effect of this loan repayment is to irrevocably integrate NMSI as a wholly-owned subsidiary of Pipeline Data Inc. The company intends on using the remaining $2.0 million from the Laurus financing arrangement to acquire portfolios and operating companies which will be accretive to Pipeline's bottom line profitability. Management believes that it can achieve a substantial rate of return on the placement of the remaining funds through its extensive long-term industry relationships.

     The company has been extremely pleased with the results of its organic sales efforts and external sales initiatives. Pipeline plans to add several internal employees to exclusively focus on its successful internet marketing initiative. The resources afforded the company by the Laurus transaction point strongly to enhanced acquisition activity in the coming year. In addition, the extremely positive performance of the company's stock has made the prospect of more ambitious financing initiatives more likely and viable.

     As we look ahead to 2004, we are excited by the prospects for our shareholders. The first quarter 2004 will begin to reflect the benefits of the company's enhanced suite of card acceptance tools. Additional momentum in new account growth is also expected. Management expects our NMSI division to maintain its record of continued increases to its merchant base, as it posted sustained growth from both its agent and bank channels which serve as referral sources for company products and services. All told, Pipeline confidently expects that its impressive year over year growth rate will continue unabated.

     Item 7. Financial Statements. Following pages F-1 - F-14

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

     The consolidated financial statements included herein have been prepared By the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2003, and the results of its operations and changes in its financial position from January 1, 2003, through December 31, 2003, have been made.

                          INDEX TO FINANCIAL STATEMENTS



Part 1 - Financial Information
                                                                                                           Page

Item 1 - Financial Statements


      Balance Sheets as of December 31, 2003 and 2002                                                        F-4


      Statements of Operations for the years ended December 31,
         2003 and    2002                                                                                    F-5




      Statements of Stockholders' Equity  for the years ended December 31,
            2003 and 2002                                                                                    F-6



      Statements of Cash Flows for the years ended December 31, 2003
            and 2002                                                                                        F-7





      Notes to Financial Statements                                                                       F-8 - F-20


                           DRAKEFORD & DRAKEFORD, LLC
                          CERTIFIED PUBLIC ACCOUNTANTS

                         A LIMITED LIABILITY CORPORATION
                            ACCOUNTANTS & CONSULTANTS









REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of Pipeline Data, Inc.

     We have audited the consolidated balance sheets of Pipeline Data, Inc. as of December 31,2003, and 2002,and the related consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pipeline Data, Inc., as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.





S/Drakeford & Drakeford, LLC
-------------------------------------

March 24, 2004


                               PIPELINE DATA, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                               December 31, 2003      December 31, 2002
                                   ASSETS




CURRENT ASSETS
    Cash and cash equivalents                                                      $     95,120            $    85,463
    Accounts receivable                                                                 294,957                253,707
     Interest receivable                                                                  5,394                  6,269
     Inventory                                                                           21,910                 29,494
     Advances and prepaid expenses                                                       51,316                  6,340
     Note receivable                                                                     85,000                  1,000
                                                                                         ------                  -----

           Total current assets                                                         553,697                382,273
                                                                                        -------                -------

PROPERTY AND EQUIPMENT, net                                                             135,258                126,705
                                                                                        -------                -------

OTHER ASSETS
     Investment- preferred stock                                                        172,309                208,983
     Merchant portfolio                                                               2,500,000                      0
     Deposits                                                                               850                    850
     Goodwill                                                                           176,005                176,005
                                                                                        -------                -------

              Total other assets                                                      2,849,164                385,838
                                                                                      ---------                -------

                       TOTAL ASSETS                                                $  3,538,119             $  894,816
                                                                                   ------------             ----------

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                          $    306,183           $    243,018
    Accrued salaries                                                                     72,974                 54,376
    Payroll taxes and withholdings                                                       50,586                 56,516
    Taxes payable                                                                        30,942                 73,770
    Lease obligations-equipment                                                           4,839                      0
    Loan payable-revolving line of credit                                                36,228                 11,300
    Notes payable                                                                        12,500                150,000
                                                                                         ------                -------

            Total current liabilities                                                   514,252                588,980
                                                                                        -------                -------

LONG-TERM LIABILITIES
     Officer loans payable                                                              100,000                111,552
     Lease obligations-equipment                                                         13,039                      0
     Note payable                                                                             0                 12,500
     Officers right of mandatory redemption (Note H)                                  2,500,000                      0
     Notes payable-convertible 8%                                                       726,023                324,553
                                                                                        -------                -------

            Total long-term liabilities                                               3,339,062                448,605
                                                                                      ---------                -------

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, authorized 5,000,000 shares $.001 par value each. At December 31, 2003 and  2002, there are 5,000
     shares outstanding, respectively                                                         5                      5
      Common stock authorized 95,000,000 shares, $.001
      each. At December 31, 2003 and December  31, 2002, there
      are 13,146,250 and 12,706,723 shares outstanding respectively                      13,146                 12,707

     Additional paid-in capital                                                       1,451,821              1,324,896
    Retained Earnings (deficit)                                                      (1,780,167)            (1,480,377)
                                                                                     -----------            -----------

         Total stockholders' equity (deficit)                                          (315,195)              (142,769)
                                                                                       ---------              ---------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $    3,538,119          $     894,816
                                                                                  =============           ============

The accompanying notes are an integral part of these statements.





                               PIPELINE DATA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS






                                                                                       For the years ended
                                                                          December 31, 2003          December 31, 2002





Revenue                                                                    $    10,246,955           $  3,499,820
                                                                           ---------------           ------------

Cost of services sold                                                            8,342,012              2,357,262
Cost of goods sold                                                                 190,946                363,439
                                                                                  --------                -------

          Total cost of goods and services sold                                  8,532,958              2,720,701
                                                                                 ---------              ---------

          Gross profit                                                           1,713,997                779,119
                                                                                 ---------                -------

Operating Expenses
    Salaries and payroll cost                                                    1,152,865                935,678
    Selling, general and administrative                                            773,123                504,615
    Depreciation and amortization                                                   35,222                  8,761
                                                                                    ------                  -----

          Total operating Expenses                                               1,961,210              1,449,054
                                                                                 ---------              ---------


          Net Income (loss) from operations                                       (247,213)              (669,935)

Other income and expenses
     Interest income                                                                24,235                 28,413
     Interest expense                                                              (76,812)               (18,062)
                                                                                   ========               ========

           Total other income (expenses)                                           (52,577)                10,351
                                                                                   --------                ------

                  Income (loss)                                               $  ( 299,790)          $  ( 659,584)
                                                                              -------------          -------------


Basic  earnings (loss) per common share                                    $         (.02)        $         (.06)
                                                                           ===============        ===============

Weighted average shares outstanding, basic                                      12,902,851             11,986,890






The accompanying notes are an integral part of these statements.


                               PIPELINE DATA, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                                                                                           Additional
                                                                 Common stock               Paid-in       Accumulated
                                                           Shares         Amount            Capital           Loss           Total



Balance at December 31, 2001                            10,986,890        $    10,987   $ 1,045,349         $ (820,793)  $   235,543

 On August 26, 2002, Northern Merchant Services,
  Inc. was acquired for 1,000,000 shares of Pipeline
  Common stock                                           1,000,000          1,000            95,003                           96,003
( 5,000 shares of series A preferred conv. stock as
    further consideration in it's August 26, 2002                                                45                                5
    acquisition )
Issuance of common stock for services                      386,500            387            84,832                           85,219

Sale of common stock on September 30, 2002                 333,333            333            99,667                          100,000

Net loss for the year ended December  31, 2002                                               ______           (659,584)    (659,584)
                                                       -------------   -------------------   ------           ---------   ----------
                                                                __     _
                                                               ---     -

Balance at December 31, 2002                              12,706,723     $     12,707  $   1,324,896      $  (1,480,377)  $(142,769)

Issuance of common stock for services                      160,979            161            29,839                           30,000

Conversion of 8% convertible note                           43,686             43            15,191                           15,234

Sale of common stock on August 8, 2003                     134,286            134            46,739                           46,873

Issuance of common stock on December 31, 2003
 for services and debt                                     100,576            101            35,156                           35,257

Net loss for the year ended December  31, 2003           _________        _______          ________           (299,790)    (299,790)
                                                       -----------                                            ---------    ---------

Balance at December 31, 2003                            13,146,250      $  13,146       $ 1,451,821       $ (1,780,167)   $(315,195)
                                                        ==========      =========       ===========       ============= ============


The accompanying notes are an integral part of this statement.



                               PIPELINE DATA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                For the year            For the year ended
                                                                               ended December 31,           December 31, 2002
                                                                                    2003


OPERATING ACTIVITIES
    Net (loss)                                                                    $  ( 299,790)             $  (659,584)
    Adjustments for noncash and nonoperating items:
            Depreciation and amortization                                               35,222                    8,761
          Common stock for services                                                     65,257                   85,219
          Conversion of 8% convertible notes                                            18,350                        0
     Changes in operating assets and liabilities:
         Receivables                                                                   (41,250)                (202,189)
         Note receivable                                                               (84,000)                 229,000
         Accrued interest receivable                                                       875                   (6,269)
         Inventory                                                                       7,584                  (29,494)
         Advances and prepaid expenses                                                 (44,976)                  (6,340)
          Officer loans payable                                                        (11,552)                 112,552
                Accounts payable and accrued expenses                                   63,165                  137,483
                Accrued salaries                                                        18,598                   54,376
                Payroll taxes and withholdings                                          (5,930)                  56,516
                Other loans and notes payable                                         (112,572)                 137,253
                Lease obligations-equipment                                              4,839                        0
                Taxes payable                                                          (42,828)                  73,770
                                                                                       --------                  ------

     Cash  (used) by operating activities                                             (429,008)                  (8,946)
                                                                                      ---------                  -------

INVESTING ACTIVITIES
    Capital expenditures                                                               (28,541)                 (99,886)
     Proceeds from preferred stock                                                      36,674                        0
                                                                                        ------                        -

    Cash used by investing activities                                                    8,133                  (99,886)
                                                                                         -----                  --------

FINANCIAL ACTIVITIES
    Proceeds from sale of stock                                                         46,873                  100,000
    Proceeds from lease financing                                                       18,392                        0
    Proceeds from convertible notes                                                    383,120                        0
    Lease obligation payments                                                           (5,353)                       0
    Loan payments                                                                      (12,500)                       0
                                                                                       --------                       -

    Cash provided by financing activities                                              430,532                  100,000
                                                                                       -------                  -------

NET  INCREASE  (DECREASE) IN CASH                                                        9,657                   (8,832)

    CASH BALANCE BEGINNING OF PERIOD                                                    85,463                   94,295
                                                                                        ------                   ------

    CASH BALANCE END OF PERIOD                                                      $   95,120               $   85,463
                                                                                    ----------               ----------

    NON CASH ACTIVITIES:
            Interest                                                              $     54,821             $     18,062
            Corporate income taxes                                             $             0          $             0
            Note receivable conversion to investment stock                     $             0              $   228,000
            Business acquisition-NMS                                           $             0             $     96,003


The accompanying notes are an integral part of these statements

                               PIPELINE DATA, INC.


                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2003


NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                    POLICIES

1.       Nature of Operations/ Basis of Presentation

     Nature of Operations Pipeline Data, Inc. (the "Company"), was incorporated in June 1997 in the state of Delaware. On March 19, 2002, the Company acquired all of the stock of SecurePay.com, Inc., ("SecurePay") and on August 26, 2002, acquired all of the stock of Northern Merchant Services, Inc.("Northern Merchants"). The Company is a custom credit card transaction processor that serves as a intermediary between the customer and the financial networks for the acceptance of credit card payments by merchants.

     Basis of Presentation The accompanying consolidated financial statements of the parent holding company, Pipeline Data, Inc., and its majority-controlled subsidiaries, SecurePay.com, Inc. and Northern Merchant Services, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. All significant intercompany accounts and transactions have been eliminated.

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

                               PIPELINE DATA, INC.


                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2003


NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

                    POLICIES (continued)

4.   Property and Equipment (continued)

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

5.       Accounts Receivable

     The Company uses the allowance method to account for uncollectible accounts receivable. Accounts receivable are presented net of an allowance for doubtful accounts of $9,729 and $4,700 at December 31, 2003 and 2002, respectively.

6.  Revenue and Cost Recognition

     The Company and subsidiaries derive revenues primarily from the electronic processing of credit, charge and debit card transactions that are authorized and captured through third-party networks. Typically, merchants are charged for these processing services based on a percentage of the dollar amount of each transaction and in some instances, additional fees are charged for each transaction. Certain merchant customers are charged a flat fee transaction and may also be charged miscellaneous fees, including fees for handling charge backs, monthly minimums, equipment rentals, sales or leasing and other miscellaneous services. Revenues are reported gross of amounts paid to sponsor banks as well as interchange and assessments paid to credit card associations (MasterCard and Visa) under revenue sharing agreements pursuant to which such parties receive

                               PIPELINE DATA, INC.


                    NOTES TO FINANCIAL STATEMENTS (continued)

                                December 31, 2003



NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                    POLICIES (continued)



6.  Revenue and Cost Recognition (continued)

payments based primarily on processing volume for particular groups of merchants. Included in cost of goods and services sold are the expenses covering interchange and bank processing directly attributable to the furnishing of transaction processing and other services to the Company's merchant customers and are recognized simultaneously with the recognition of revenue.


7.        Advertising Cost

     Advertising cost are expensed as incurred. Advertising expense totaled $ 19,056 for 2003 and $ 14,194 for 2002.


8.       Recent Accounting Pronouncements

     New accounting statements issued, and adopted by the Company, include the following:

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 14 "Business Combinations" ("SFAS 141"), which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. As a result, use of the pooling-of-interests method is prohibited for business combinations initiated thereafter. SFAS 141 also establishes criteria for the separate recognition of intangible assets acquired in a business combination. The adoption of SFAS 141 did not have a material impact on the Company's results of operations, financial position or cash flows.

                               PIPELINE DATA, INC.


                    NOTES TO FINANCIAL STATEMENTS (continued)

                                December 31, 2003





NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                    POLICIES (continued)




8. Recent Accounting Pronouncements (continued)



     In July 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their useful lives. This Statement is effective for the Company's 2003 fiscal year. However, goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the non-amortization and amortization provisions of this Statement. The adoption of SFAS 142 did not have an impact on the Company's results of operations, financial position or cash flows.



     In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS 142. SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. This Statement is effective for the Company's 2003 fiscal year, and early adoption is permitted. The adoption of SFAS 144 did not have a material impact on the Company's results of operations, financial position or cash flows.

                               PIPELINE DATA, INC.


                    NOTES TO FINANCIAL STATEMENTS (continued)

                                December 31, 2003

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                    POLICIES (continued)

8.  Recent Accounting Pronouncements (continued)

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other provisions, this Statement eliminates the requirement that gains and losses from extinguishment of debt be classified as extraordinary items. The Company will adopt SFAS 145 in fiscal 2003, and has determined it will not impact the Company's financial position, results of operations or cash flows.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than when a company commits to an exit plan as was previously required. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt SFAS 146 in fiscal 2003, and has determined it will not impact the Company's financial position, results of operations or cash flows.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement amends SFAS No. 123, transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS 123 and SFAS 148.

     In November 2002, FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others," was issued. This interpretation requires the initial recognition and initial measurement, on a prospective basis only, to guarantees issued or modified after December 31, 2002. Additionally, certain disclosures requirements are effective for financial statements ending after December 15, 2002. There were no disclosures required of the Company in the fiscal 2002 and 2003 financial statements.

     In January 2003, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," ("VIE's") was issued. This interpretation clarifies situations in which entities shall be subject to consolidation. This interpretation is effective for all VIE's created after January 31, 2003. The Company does not believe that the adoption of this interpretation will have any impact on its financial statements.

                               PIPELINE DATA, INC.


                    NOTES TO FINANCIAL STATEMENTS (continued)

                                December 31, 2003



NOTE B--EARNINGS PER SHARE

     Basic net earnings (loss) per common share is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.



  NOTE C - INCOME TAXES

     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 2003, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward and was fully offset by a valuation allowance.

     At December 31, 2003, the Company has net operating loss carry forwards for income tax purposes of $1,886,611. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2012. The components of the net deferred tax asset as of are as follows:

         Deferred tax asset:
         Net operating loss carry forward                         $  1,886,611
         Valuation allowance                                      $  (1,886,611)
         Net deferred tax asset                                   $     -0-


     The Company recognized no income tax benefit from the loss generated for the period from the date of inception to December 31, 2003. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.

                               PIPELINE DATA, INC.


                    NOTES TO FINANCIAL STATEMENTS (continued)

                                December 31, 2003






NOTE D - COMMITMENTS AND CONTINGENCIES

     Lease agreements

     The Company previously occupied office space at the office of the Chairman of the Board at 250 East Hartsdale Avenue, Hartsdale, New York, 10530 at a monthly rental of $500. This office has been closed and now headquartered in Braintree, Massachusetts. The offices of the Company's subsidiary, SecurePay, Inc. are located at 1599 Washington Street, Braintree, Massachusetts at a monthly rental of $1,410. The term of this lease shall be for three years with self-renewing unless terminated in writing no later than one hundred and eighty
(180) days before each expiration. Each lease year shall be subject to a rent increase not to exceed the most current consumer price index increase from the prior year. Each extension shall be for the same terms as the original lease. The operations center for SecurePay is located at 13339 North Central Expressway Suite 103, Dallas, Texas. This is a four year lease that commenced on June 2002. An initial deposit of $850 and monthly rental of $768 is required on the leased square foot area of 865 square feet.


                              Leases-Related Party:

     The office's of Northern Merchant Services, Inc. is located in Brasher Falls, New York, and has an annual lease with Kevin and Nancy Weller, officers' of the Company. The lease commenced on September 2002, with monthly rental of $1,000. The lease can be renewed annually with the option of the landlord not to renew, with just cause.


                            Capital Equipment Lease:

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

                               PIPELINE DATA, INC.


                    NOTES TO FINANCIAL STATEMENTS (continued)

                                December 31, 2003





NOTE E - STOCK OPTION ISSUANCES

     In February 2001, the company instituted the 2001-02 Non Statutory Stock Incentive Plan in order to award stock options, restricted stock and stock bonuses to selected individuals who make contributions to the success of our company. This plan was extended to the year 2004.

     During the year ended December 31, 2002, the Company's Board of Directors approved the grant of 1,265,000 stock options to key employees and independent consultants with a weighted average exercise price of $0.37. As of December 31, 2002, none of these option shares were vested.

     During the year ended December 31, 2003, the Company's Board of Directors approved the grant of 647,637 stock options also to key employees and independent consultants with a weighted average exercise price of $0.60. During the year a total of 100,000 stock options were forfeited that had a weighted average exercise price of $0.35. Of the 467,636 options awarded to employees during the year, vest one-third each year beginning January 1, 2004. The options awarded to the Directors at December 31, 2003, (150,001 options), vest on January 1, 2004. The independent consultant's options of 30,000 shares, vest one-third each year beginning January 1, 2004.

     The above options shall have piggyback registration rights and shall be included in any S-8 registration statement.


     As of December 31, 2003, no options have been exercised and the Company has reserved an aggregate of 2,547,637 shares of common stock pending the exercise of the options.

      Stock option activity is summarized as follows:


      Options outstanding at beginning of year             2,000,000
      Granted                                                647,637
      Exercised                                                  -0-
      Forfeited                                              100,000
                                                             -------

      Options outstanding at end of the period             2,547,637

                               PIPELINE DATA, INC.


                    NOTES TO FINANCIAL STATEMENTS (continued)

                                December 31, 2003




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


NOTE F - RELATED PARTY TRANSACTIONS

     On November 18, 2003, Kevin Weller, an officer of the Company, issued a note payable to the Company in the amount of $85,000. This note has been made pursuant to that certain employment agreement between Weller and the Company. (see Note G )

     The Company's subsidiary, Northern Merchant Services, Inc., leases office space from Kevin and Nancy Weller. (see Note D )

                               PIPELINE DATA, INC.


                    NOTES TO FINANCIAL STATEMENTS (continued)

                                December 31, 2003

NOTE G - NOTE RECEIVABLE

     In November 2000, the Company advanced $200,000 to Accu-Search, Inc. as evidenced by a note receivable which was due on December 31, 2001 with interest at 12% per annum. As a further inducement for the note, Accu-Search, Inc. gave Pipeline Data, Inc. a perpetual non-transferable license in an automated software process to convert multiple inputted documents into transmittable Adobe PDA formats. The software may only be used for the licensed technology to increase the functionality of its own web-site by being able to convert any documentation it receives into Adobe PDF format. The Company does not have a valuation on this asset. Accu-Search, Inc. renegotiated their note with the Company in July 2002, and the Company agreed to exchange $228,000 of debt for 37,004 shares of Series A Convertible Preferred Stock and remit payment of $23,447. At December 31, 2002 the only note receivable was for $1,000 with no stated interest that was scheduled to be repaid on a monthly basis. Original note was for $12,000. As of December 31, 2003, this note has been paid in full. In October and November 2003, the Company advanced Kevin Weller a total of $85,000 at the rate of four percent (4%) per annum to be repaid in whole or in part at any time without premium or penalty. (see notes to related party transactions)

NOTE H - SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS

         Borrowings under Revolving Line of Credit

     The Company's revolving line of credit with a major credit card company amounted to $36,228 and $11,300 at December 31, 2003 and December 31, 2002, respectively.

         Details of Short-Term Debt:


                                                          December 31,

                                                2003                    2002
                                                ----                    ----
           Ladco Financial Group         $   12,500                  $ 150,000
                                        -----------                  -----------



         Details of Long-Term Debt:

         Ladco Financial Group          $        0                 $     12,500
         Officer's Loan Payable         $  100,000                 $    111,552
         8% Convertible notes           $  726,023                 $    324,553
         Officer preferred stock subject
           to mandatory redemption
          (see Note I)                 $ 2,500,000                 $          0

                               PIPELINE DATA, INC.


                    NOTES TO FINANCIAL STATEMENTS (continued)

                                December 31, 2003


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

         Capital Lease Obligations:

     See Note D-Lease Agreements for lease obligation with Hewlett Packard Financial Services Company, Murray Hill, New Jersey. As of December 31, 2003, the current portion amounted to $4,839, and the long-term portion amounted to $13,039.


NOTE I - ADOPTION OF STATEMENT OF FINANCIAL STANDARDS (SFAS) NO. 150

     In May of 2003 the Financial Accounting Standards Board (FASB) issued SFAS No. 150- Accounting for certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset. The effective date of SFAS NO. 150 is the beginning of the first interim period beginning after June 15, 2003. Also, restatement of financial statements of prior periods presented is not permitted.

     By adopting SFAS No. 150, the Company recognizes the requirement to repurchase 5000 shares of Series A Preferred Convertible Stock that were issued to Kevin Weller and Nancy Smith-Weller, officers' of the Company, that was part of the acquisition of Northern Merchant Services, Inc.(NMSI). This preferred convertible stock was issued in conjunction with the acquisition agreement of NMSI from the Wellers. Under the terms of the agreement, the stock must be repurchased by August 26, 2005 for a sum of $2,500,000. The Wellers have the option of refusing this offer. They may convert the Preferred shares at any time, in whole or in part, to common stock at a rate of $0.50 per common share, reducing the repurchase commitment on a pro-rata basis.

                               PIPELINE DATA, INC.


                    NOTES TO FINANCIAL STATEMENTS (continued)

                                December 31, 2003


NOTE I - ADOPTION OF STATEMENT OF FINANCIAL STANDARDS (SFAS) NO. 150
                       (continued)



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


NOTE J - SUBSEQUENT EVENTS

         Debt/Financing:

     On February 27, 2004, the Company entered into a Secured Convertible Term Note (the Loan Agreement) with Laurus Master Fund, LTD., c/o Ironshore Corporate Services Ltd., Grand Cayman, Cayman Islands. The Loan Agreement provides for borrowings of two million dollars, together with any accrued and unpaid interest, to be paid on February 27, 2007, if not sooner paid. Interest payable on this Note shall accrue at a rate per annum equal to the "prime rate" published in The Wall Street Journal from time to time, plus two percent (2%). Amortizing payments of the aggregate principal amount outstanding under this Loan Agreement at any time shall begin on September 1, 2004 and shall recur on the first calendar day of each succeeding month thereafter until the maturity date. Monthly payments shall be $33,333.00 and will be increased to $41,667.00 from April 1, 2005 through March 1, 2007. Laurus Master Fund also agreed to make available to the Company, subject to the terms and conditions set forth in the agreement, an additional aggregate principal amount of up to $1,000,000 in increments of $500,000. Under Article II of the Loan Agreement, there is a conversion repayment option. Subject to the terms of the Loan Agreement, Laurus Master Fund, LTD., shall have the sole option to determine whether to elect to accept payment of the monthly amount on each repayment date either in cash or in shares of Common Stock, or a combination of both. This election notice has to be delivered to the Company in writing by the fifth business day prior to each amortization date.

                               PIPELINE DATA, INC.


                    NOTES TO FINANCIAL STATEMENTS (continued)

                                December 31, 2003


NOTE J - SUBSEQUENT EVENTS (continued)


     Also, on February 27, 2004, the Company entered into a Common Stock Purchase Warrant with Laurus Master Fund, LTD., that entitles Laurus Master Fund to purchase from the Company, from and after the Issue Date and at any time or from time to time before February 27, 2011, up to 500,000 fully paid and nonassessable shares of common stock, $.001 par value per share, at the applicable exercise price per share as follows: (i) a price of $1.25 -125% of the Fixed Conversion Price for the first 166,667 shares acquired, (ii) a price of $1.50 -125% of the Fixed Conversion Price for the next 166,667 shares acquired, (iii) a price of $1.75 -125% of the Fixed Conversion Price for any additional shares acquired. All stock conversion prices and exercise prices are subject to adjustment for stock splits, stock dividends or similar events. In conjunction with the term loan, Laurus Master Fund was paid a fee of $105,000.

     Of the $2,000,000 from Laurus Master Fund, $1,000,000 was used to repurchase 2,000 shares of Pipeline Data, Inc.'s preferred stock from Kevin and Nancy Weller.

                Asset Purchase Agreement

     On March 15, 2004, Northern Merchant Services, Inc. (a subsidiary of the Company) entered into an Asset Purchase Agreement with Leslie E. McElhiney, Michael Hornung, and Patricia Thornton, for Residuals Rights which relate to certain merchant accounts. As consideration for the assets sold, Northern Merchants shall pay an aggregate purchase price of $131,363.00 plus 21,968 shares of restricted Pipeline Data, Inc. common stock to McElhiney; $42,093.33 plus 0 shares to Hornung; and, $94,624.68 plus 10,984 shares of restricted Pipeline Data, Inc. common stock to Thornton.

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

     Officers And Directors


     Jack Rubinstein, 55, Chairman of the Board

     Mr. Rubinstein, age 55, is, since commencement of its operations in 1991, the General Partner of DICA Partners, an investment hedge fund located in Hartsdale, New York. Mr. Rubinstein also acts as a management and financial consultant to various public companies in the telecommunications industry. He was a founding public board member of CD Radio, Inc. and aided in the funding of the Molloy Group, a help desk software developer. Mr. Rubinstein is also a founding member of The Capital Market Advisors Network, a consortium of consultants aiding the capital market needs of emerging private and smaller public companies.

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

     MacAllister Smith, 41, Pipeline and SecurePay, President, Chief Executive Officer and Director

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


     Donald W. Gruneisen, 48, Pipeline, SecurePay and NMSI, Chief Financial Officer

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

     Phillip Chait, 40, Pipeline Data, Inc, and SecurePay, Secretary

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

     Kevin J. Weller, 37, Northern Merchant Services, President and Director, Pipeline, Director

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

     Nancy Smith-Weller, 41, Northern Merchant Services, Vice President and Secretary

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

     Anthony Reynolds, 44, Pipeline, Chief Technology Officer

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

     On November 18, 2003, Kevin Weller borrowed $85,000 from our company pursuant to a promissory note with a term of eighteen months bearing interest at the rate of 4%. This note was paid in full on March 10, 2004.

     The following table sets forth information concerning compensation for services rendered to our company by its Chairman, President and by its executive officers who earned $100,000 or more for the year ended December 31, 2003.

Compensation was received by and for services rendered to our company.


                           SUMMARY COMPENSATION TABLE


                             Long Term Compensation


                                                        Restricted       Securities
Name and                                Other Annual        Stock        Underlying    LTIP          All
Principal           Salary    Bonus     Compensation        Award(s)     Options       Payout         Other
Position              ($)      ($)           ($)                        ($)        /SARs (#)  ($) Compensation
----------           ----     ------   ---------------  ----------    ----------    -------    ------------------


2003
Jack
Rubinstein(1)         -0-         -0-     -0-               -0-            66,667       -0-            -0-
Board
Chairman

MacAllister        70,854         -0-     -0-               -0-           279,291       -0-            -0-
Smith(2)

Phillip            70,854         -0-     -0-               -0-            25,833       -0-            -0-
Chait(3)

Kevin
Weller (4)        200,000        3,846 7,213                -0-           160,000       -0-            -0-

Nancy             150,000        2,885 7,661                -0-            51,250       -0-            -0-
Weller (5)

Donald             50,000        2,885 3,658                -0-            34,167        -0-           -0-
Gruneisen (6)

2002
Jack
Rubinstein(1)         -0-         -0-         -0-          100,000         96,666         -0-          -0-
Board
Chairman

MacAllister          78,029       -0-         -0-          100,000        446,666         -0-          -0-
Smith(2)

Phillip              70,000       -0-         -0-          100,000          -0-           -0-          -0-
Chait(3)

Kevin
Weller (4)           71,035       -0-         -0-            -0-           96,668         -0-          -0-

Nancy                53,726       -0-         -0-            -0-           -0-            -0-          -0-
Weller (5)

Donald               13,853       -0-         -0-            -0-           -0-            -0-          -0-
Gruneisen (6)

2001
Jack
Rubinstein(1)         -0-         -0-         -0-           160,000       350,000         -0-          -0-
Board
Chairman



     No Board of Directors' fees have been paid.

     (1) On December 31, 2003, Jack Rubinstein was awarded options to purchase 66,667 shares of common stock at the exercise price of $0.60. On December 28, 2002, Jack Rubinstein was awarded options to purchase 96,666 shares of common stock at the above market exercise price of $0.35. On June 28, 2002, Jack Rubinstein was awarded 100,000 shares of common stock in lieu of monetary compensation. On October 1, 2001, Fali Rubinstein was awarded 160,000 shares of restricted stock in lieu of monetary compensation for research and administrative services rendered to our company. The ownership of these shares is attributed to Jack Rubinstein. On February 28, 2001, Jack Rubinstein was awarded options to purchase 350,000 shares of our common stock at the above market exercise price of $2.50. These options were rescinded. On October 18, 2001, Jack Rubinstein was awarded options to purchase 350,000 shares of at the market price of $0.40 per share. On March 8th, 2002, Jack Rubinstein lent our company $100,000 for working capital purposes. The promissory note evidencing this transaction has a term of one year and bears simple interest at the rate of 8%. The principal and interest of the note is convertible into common stock of Pipeline at the then current market price of $0.35 per share. Upon conversion , Mr. Rubinstein shall receive warrants equal to 100% of the number of shares converted with minimum warrant issuance of 100,000 shares. Mr. Rubinstein, our chairman of the board is entitled to receive an incentive bonus and a performance bonus as determined by the board. On March 8, 2003, the note was renegotiated and the term was extended to March 8, 2005. Mr. Rubinstein, our Chairman of the Board, is entitled to receive a performance bonus for services rendered since 2002 of up to $180,000, payable in cash or kind, as determined by the Board of Directors.

     (2) On December 31, 2003, MacAllister Smith was awarded options to purchase 279,291 shares of common stock at the exercise price of $0.60. On December 28, 2002, MacAllister Smith was awarded options to purchase 96,666 shares of common stock at the above market exercise price of $0.35. On June 28, MacAllister Smith was awarded 100,000 shares of common stock in lieu of monetary compensation. On March 15, 2002, MacAllister Smith was awarded options to purchase 350,000 shares of our common stock at the market price of $0.40 per share to replace options he received from SecurePay. Pipeline paid MacAllister Smith 749,496 shares of our common stock for his interest in SecurePay. His sister, Catherine Brannon, owns 50% of Chasm Holdings, which received 4,118,545 shares of our common stock for her interest in SecurePay. This has not been listed as compensation as it was in consideration of assets. MacAllister Smith has been awarded a salary of $240,000 per annum, which is currently being deferred on partial basis. MacAllister Smith is entitled to receive an incentive bonus up to an amount equal to his salary and a performance bonus as determined by the board, upon meeting or exceeding certain financial, sales or other goals set forth by the board of directors of our company. Mr. Smith is also entitled to an automobile or an automobile allowance of $700 per month.

     (3) On December 31, 2003, Phillip Chait was awarded options to purchase 25,833 shares of common stock at the exercise price of $0.60. On June 28, 2002 Phillip Chait Smith was awarded 100,000 shares of common stock in lieu of monetary compensation. Mr. Chait's sister, Barbara Klein, owns 50% of Chasm Holdings, which received 4,118,545 shares of our common stock for her interest in SecurePay. This has not been listed as compensation as it was in consideration of assets. Phillip Chait has been awarded a salary of $100,000 per annum, which is currently being deferred on partial basis. Mr. Chait is also entitled to an automobile or an automobile allowance of $600 per month.

     (4) On December 31, 2003, Kevin Weller, was awarded options to purchase 160,000 shares of common stock at the exercise price of $0.60. On December 28, 2002, Kevin Weller, was awarded options to purchase 96,668 shares of common stock at the above market exercise price of $0.35. Salary indicated is from
August 26, 2002 to December 31, 2002. Pursuant to the NMSI Acquisition Agreement, on August 26, 2002, Mr. Weller was issued (i) two thousand five hundred shares of series A preferred convertible stock (the "Preferred Shares"), each preferred share is convertible into one thousand (1,000) shares of our common stock at the conversion price of $0.50 per common share and (ii) five hundred thousand of our common shares. We agreed that during the 36-month period from the date (the "36-month Period") of the NMSI Acquisition Agreement (August 26, 2005), we would offer to repurchase the Preferred Shares from the Kevin and Nancy Weller for $2,500,000. In the event we failed to do this, the merchant portfolio would revert back to the Wellers. On February 27, 2004 we complied with this provision and repurchased 2,000 Preferred Shares for $1,000,000 and the Wellers exercised their option to convert 3,000 shares into 3,000,000 million shares. As a result of this transaction, the NMSI merchant portfolio cannot revert back to the Wellers. In addition, he has certain earn-in capabilities based upon account retention milestones achieved within a specified period of time. Each time the NMSI, as our wholly owned subsidiary, attains 5,000 merchant accounts, we shall issue to Mr. Weller five hundred thousand (500,000) common shares, up to an aggregate of 1,500,000 common shares. This earn- in restriction shall expire on the fourth anniversary of the date of the acquisition agreement pursuant to which we acquired NMSI. Further Mr. Weller is being afforded the opportunity to borrow an amount when added to the amount borrowable by Nancy Weller shall equal up to an aggregate of $200,000. On November 18, 2003, Kevin Weller borrowed $85,000 from our company pursuant to a promissory note with a term of eighteen months bearing interest at the rate of 4%. This note was paid in full on March 10, 2004. None of the foregoing has been listed as compensation as it was in consideration of assets. Mr. Weller is paid a salary of $200,000 per annum. Mr. Weller is entitled to receive an incentive bonus up to an amount equal to his salary and a performance bonus as determined by the board, upon meeting or exceeding certain financial, sales or other goals set forth by the board of directors of our company. Mr. Weller is also entitled to an automobile or an automobile allowance of $600.00 per month minimum. Kevin and Nancy Weller are married.


     (5) On December 31, 2003, Nancy Weller, was awarded options to purchase 51,250 shares of common stock at the exercise price of $0.60. Pursuant to the NMSI Acquisition Agreement, on August 26, 2002, Mrs. Weller was issued (i) two thousand five hundred shares of series A preferred convertible stock (the "Preferred Shares"), each preferred share is convertible into one thousand (1,000) shares of our common stock at the conversion price of $0.50 per common share and (ii)five hundred thousand of our common shares. We agreed that during the 36-month period from the date (the "36-month Period") of the NMSI Acquisition Agreement (August 26, 2005), we would offer to repurchase the Preferred Shares from the Kevin and Nancy Weller for $2,500,000. In the event we failed to do this, the merchant portfolio would revert back to the Wellers. On February 27, 2004 we complied with this provision and repurchased 2,000 Preferred Shares for $1,000,000 and the Wellers exercised their option to convert 3,000 shares into 3,000,000 million shares. As a result of this transaction, the NMSI merchant portfolio cannot revert back to the Wellers. In addition, she has certain earn-in capabilities based upon account retention milestones achieved within a specified period of time. Each time the NMSI, as our wholly owned subsidiary, attains 5,000 merchant accounts, we shall issue to Mrs. Weller five hundred thousand (500,000) common shares, up to an aggregate of 1,500,000 common shares. This earn- in restriction shall expire on the fourth anniversary of the date of the acquisition agreement pursuant to which we acquired NMSI. Further Mrs. Weller is being afforded the opportunity to borrow an amount when added to the amount borrowable by Kevin Weller shall equal up to an aggregate of $200,000. On November 18, 2003, Kevin Weller borrowed $85,000 from our company pursuant to a promissory note with a term of eighteen months bearing interest at the rate of 4%. This note was paid in full on March 10, 2004. None of the foregoing has been listed as compensation as it was in consideration of assets. Mrs. Weller is paid a salary of $150,000 per annum. Mrs. Weller is entitled to receive an incentive bonus up to an amount equal to his salary and a performance bonus as determined by the board, upon meeting or exceeding certain financial, sales or other goals set forth by the board of directors of our company. Mrs. Weller is also entitled to an automobile or an automobile allowance of $600.00 per month minimum. Kevin and Nancy Weller are married.


     (6) On December 31, 2003, Donald Gruneisen, was awarded options to purchase 34,167 shares of common stock at the exercise price of $0.60. On December 18, 2002, Donald Gruneisen was awarded options to purchase 75,000 shares of common stock at the above market exercise price of $0.35, 37,500 to vest on January 1, 2003 and 37,500 to vest on January 1, 2004. Gruneisen is currently receiving a salary of $50,000, $10,000 of which is deferred until 2003.

     Additional Employee Benefits



     Employees are provided health insurance.

     Relationships Amongst Management

     Kevin and Nancy Weller are married. There are no other family relationships amongst the management of the company.

     The following table sets forth the option and stock appreciation rights granted during the fiscal year ended December 31, 2003, to our company's Chairman of the Board and each of our company's officers and directors.



                            Option/SAR Grants in Last Fiscal Year
                                      Individual Grants
       (a)                  (b)                    (c)                  (d)         (e)
                    Number of Securities    Options/SARs Granted    Exercise or
                  Underlying Options/SARs  to Employees in Fiscal   Base Price    Expiration
      Name              Granted (#)                 Year              ($/Sh)          Date

Jack Rubinstein,
Chairman of the                                                    $0.60 per      December 31,
Board                66,667 options                  13.5%          share          2008

MacAlllister                                                       $0.60 per      December 31,
Smith               279,291 options                  62.5%          share          2008

Kevin Weller                                         13.5%         $0.60 per      December 31,
                     160,000 options                                Share          2008

Don Gruneisen                                        10.5%         $0.60 per      December 31,
                      34,167 options                                Share          2008




     In February 2001, the company instituted the 2001-02 Non Statutory Stock Incentive Plan in order to award stock options, restricted stock and stock bonuses to selected individuals who make contributions to the success of our company. The Incentive Plan was amended on December 1st, 2003 to increase the number of options awardable by 2,000,000 to 4,000,000 options.

     During the year ended December 31, 2003, the company issued the following options: 30,000 Options to Sheila Corvino Esq., for legal services, strike price $0.60.

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

     The above options shall have piggyback registration rights and shall be included in any S-8 registration statement.

                 Stock option activity is summarized as follows:


               Options outstanding at beginning of year 2,000,000

               Granted                                    647,637

               Forfeited                                  100,000

               Exercised                                    -0-
                                                          --------


               Options outstanding at end of the period 2,547,637



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

     Prior to the distribution and according to the records provided by the company (which currently has 13,146,250 shares of common stock outstanding), the officers, directors and holders of five percent (5%) or more of our common stock, owned the following number of shares:

     The following table sets forth certain information with respect to beneficial ownership of our common stock as of December 31, 2003, as to (a) each person (or group of affiliated persons) known by us to own beneficially more than 5% of our outstanding common stock, (b) each of our directors, (c) all our directors, executive officers as a group.


     Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

Percentage of shares beneficially owned is based on 13,146,250 shares of our common stock outstanding as of December 31, 2003.
Beneficially
   Name                             Owned                    Owned
--------------------            ------------------ -----------------------

Jack Rubinstein(1)                     1,008,750                8.4%
Chairman of the Board
370 Clayton Road
Scarsdale, NY  10583-1504

MacAllister Smith(2)                     849,496                7.1%
President and CEO
And Director
1599 Washington Street
Braintree, Massachusetts 02184

Chasm Holdings(2)                      4,118,545               34.4%
1599 Washington Street
Braintree, Massachusetts 02184

Gilbert Anthony Reynolds                850,000                9.2%
Chief Technology Officer
13339 North Central
Expressway Suite 103
Dallas, Texas.

Paul Chiumento                         1,100,000                9.2%
58 Delwyn Barnes Drive
Whitinsville, MA 01588


Kevin Weller (3)                         510,000                4.2%
12 West Main Street
Brasher Falls, NY

Nancy Weller(3)                          511,000                4.2%
12 West Main Street
Brasher Falls, NY


                                ALL DIRECTORS AND
                               EXECUTIVE OFFICERS
AS A GROUP
(3 persons)                           UPDATE               39.4%

     (1) On December 31, 2003, Jack Rubinstein was awarded options to purchase 66,667 shares of common stock at the exercise price of $0.60. On December 28, 2002, Jack Rubinstein was awarded options to purchase 96,666 shares of common stock at the above market exercise price of $0.35. On October 1, 2001, Fali Rubinstein was awarded 160,000 shares of restricted stock in lieu of monetary compensation for research and administrative services rendered to our company. Fali Rubinstein and Jack Rubinstein are married. The ownership of these shares is attributed to Jack Rubinstein. On October 18, 2001, Jack Rubinstein was awarded options to purchase 350,000 shares of at the market price of $0.40 per share. These options are immediately exercisable. Further, subsequent to the 2001 fiscal year end, on March 8th, 2002, Jack Rubinstein lent our company $100,000 for working capital purposes. The promissory note evidencing this transaction has a term of one year and bears simple interest at the rate of 8%. The principal and interest of the note is convertible into common stock of Pipeline at the then current market price of $0.35 per share. Upon conversion , Mr. Rubinstein shall receive warrants equal to 100% of the number of shares converted with minimum warrant issuance of 100,000 shares. On March 8, 2003, the note was renegotiated and the term was extended to March 8, 2005. Mr. Rubinstein, our Chairman of the Board, is entitled to receive a performance bonus for services rendered since 2002 of up to $180,000, payable in cash or kind, as determined by the Board of Directors.


     (2) Chasm Holdings is 50% owned by Catherine Brannon who is the sister of MacAllister Smith. The other 50% owner is Barbara Klein, Phillip Chait's sister. On June 28, 2002, 100,000 Shares of unregistered common stock were issued to MacAllister Smith in lieu of fees outstanding. On December 31, 2003, MacAllister Smith was awarded options to purchase 279,291 shares of common stock at the exercise price of $0.60. On December 28, 2002, MacAllister Smith was awarded options to purchase 446,666 shares of common stock at the above market exercise price of $0.35.

     (3) Kevin Weller is a director of our company. Nancy Weller is his wife and her shares may be attributed to him. On December 31, 2003, Mr. Weller was awarded options to purchase 160,000 shares of common stock at the exercise price of $0.60. On December 28, 2002, Mr. Weller was awarded options to purchase 96,668 shares of common stock at the above market exercise price of $0.35.Pursuant to the NMSI Acquisition Agreement, on August 26, 2002, Kevin and Nancy Weller were issued (i) five thousand shares of series A preferred convertible stock (the "Preferred Shares"), each preferred share is convertible into one thousand (1,000) shares of our common stock at the conversion price of $0.50 per common share and (ii) one million of our common shares. We agreed that during the 36-month period from the date (the "36-month Period") of the NMSI Acquisition Agreement (August 26, 2005), we would offer to repurchase the Preferred Shares from the Kevin and Nancy Weller for $2,500,000. In the event we failed to do this, the merchant portfolio would revert back to the Wellers. On February 27, 2004, we complied with this provision and repurchased 2,000 Preferred Shares for $1,000,000 and the Wellers exercised their option to convert 3,000 shares into 3,000,000 million shares. As a result of this transaction, the NMSI merchant portfolio cannot revert back to the Wellers.

     Item 12. Certain Relationships and Related Transactions.

     In February 2001, the company instituted the 2001-02 Non Statutory Stock Incentive Plan in order to award stock options, restricted stock and stock bonuses to selected individuals who make contributions to the success of our company. The Incentive Plan was amended on December 1st, 2003 to increase the number of options awardable by 2,000,000 to 4,000,000 options.


     During the year ended December 31, 2003, the company issued the following options: 30,000 Options to Sheila Corvino Esq., for legal services, strike price $0.60. 66,667 options to Jack Rubinstein for directorial services, strike price $0.60. 279,291 options to MacAllister Smith for directorial services, strike price $0.60. 160,000 options to Kevin Weller for directorial services, strike price $0.60. 34,167 options to Donald Gruneisen for accounting services, strike price $0.60. options to Donald Gruneisen for accounting services, strike price $0.60.

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

     The following material transactions have occurred in the past fiscal year. They are identified below:

     Pursuant to the NMSI Acquisition Agreement, dated, August 26th, 2002, whereby we purchased our NMSI subsidiary, we agreed that during the initial 36-month period of the this agreement (August 26, 2005), we would offer to repurchase the Preferred Shares from the Kevin and Nancy Weller for $2,500,000. In the event we failed to do this, the merchant portfolio would revert back to the Wellers. On February 27, 2004 we complied with this provision and repurchased 2,000 Preferred Shares for $1,000,000 and the Wellers exercised their option to convert 3,000 shares into 3,000,000 million shares. As a result of this transaction, the NMSI merchant portfolio cannot revert back to the Wellers.

     A part of the NMSI Acquisition Agreement, the Wellers are afforded the opportunity to borrow an aggregate amount of $200,000 from our company. On November 18, 2003, Kevin Weller borrowed $85,000 from our company pursuant to a promissory note with a term of eighteen months bearing interest at the rate of 4%. This note was paid in full on March 10, 2004.

     On March 14, 2002, Accu-Search renegotiated their note with us. We agreed to convert the $200,000 note with interest totaling $224,000 into preferred stock of Accu-Search. They will also pay an upfront payment of $4,000 in cash. In addition, Accu-Search will provide Pipeline Data two years web access to Accu-Search's on-line data and map system. Final contracts were being finalized and it is expected that this transaction should be signed and monies delivered on or about July 12, 2002.

     On March 8th, 2002, Jack Rubinstein, our chairman of the board, lent our company $100,000 for working capital purposes. The promissory note evidencing this transaction has a term of one year and bears simple interest at the rate of 8%. The principal and interest of the note is convertible into common stock of Pipeline at the then current market price of $0.35 per share. Upon conversion , Mr. Rubinstein shall receive warrants equal to 100% of the number of shares converted with minimum warrant issuance of 100,000 shares. On March 8, 2003, the note was renegotiated and the term was extended to March 8, 2005.

     Mr. Rubinstein, our Chairman of the Board, is entitled to receive a performance bonus for services rendered since 2002 of up to $180,000, payable in cash or kind, as determined by the Board of Directors.

     As of December 31, 2003, our company issued $726,023.44 in convertible debt. The outstanding notes have a two year term, accrue interest at the annual interest rate of 8% and have 33% warrant coverage at a conversion price of $.35 per share. Beginning November 1, 2003 the conversion price was $.50 per share. The names and amounts of the recipients are as follows:


8% Convertible Note

Date                 Name                   Amount

6.17.02              Michael Greenburg      20,000

6.17.02              Robert Erlichman       15,000

7.9.02               Elaine Greenburg        5,000

7.16.02              Barbara Klein          10,000

7.18.02              Hal Denton            100,000

8.28.02              Pearl Holloway          7,000

9.11.02              G. Timothy Kane        10,000

9.12.02              Jerry Trevor           25,000

9.20.02              Chandler Smith          4,000

9.29.02              Chasm Holdings         58,029.31

10.4.02              DSM Realty              15,000

10.15.02             Don Swift                5,000

10.17.02             Brian Kornreich         25,000

11.25.02             Chasm Holdings           5,000

12.31.02             Chasm Holdings          20,524.13

3.12.03              Cara J. Fascione       200,000

3.31.03              Chasm Holdings          26,120

6.9.03                William Haas            5,000

6.26.03               Lane Gordon            50,000

5.6.03                Chasm Holdings          2,000

9.25.03               Chasm Holdings         15,000

9.2.03                Michael Greenburg       8,000

10.27.03              Chasm Holdings          8,950

10.31.03              Lane Gordon            50,000

11.13.03              Lane.Gordon            50,000

12.18.03              Tracy Bertolino         1,400


     * On January 1, 2003, DSM Realty converted its note into 43,686 shares of Pipeline common stock.

     Item 13. Exhibits and Reports on Form 8-K.

     (a) The following exhibits are included as part of this report:

     EXHIBIT NUMBER DESCRIPTION LOCATION



     (b) Reports on Form 8-K.

     A report on Form 8-K has been filed on March 1, 2004. The purpose of the Form 8-K is to report the financing arrangement with Laurus Master Fund, Ltd., a financial institution specializing in funding small and micro-capitalization companies, to provide our company with up to $3.0 million in financing.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Date: March 30, 2004




     Pipeline Data Inc..

    -----------------------------------------

(Registrant)




     /s/ MacAllister Smith

     -----------------------------------------
     MacAllister Smith

     President


     /s/ Donald Gruneisen

    -----------------------------------------
     Donald Gruneisen

Chief Financial Officer
(Principal Financial and
Accounting Officer)

CERTIFICATIONS

     I, MacAllister Smith, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Pipeline Data Inc;

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

March 30, 2004



     /s/ MacAllister Smith

     ----------------------------------

     MacAllister Smith

     President

     I, Donald Gruneisen, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Pipeline Data Inc.;

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


     March 30, 2004


     /s/ Donald Gruneisen

     ----------------------------------

     Donald Gruneisen

     Chief Financial Officer

     EXHIBIT 99.1


     CERTIFICATION PURSUANT TO

     18 U.S.C. SECTION 1350,

     AS ADOPTED PURSUANT TO

     SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Pipeline Data Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, MacAllister Smith, President, Chief Executive Officer, and Director and I, Donald Gruneisen, Principal Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 12(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company, as of, and for the periods presented in the Report.



     /s/ MacAllister Smith


     Principal Executive Officer


     /s/Donald Gruneisen


     Principal Financial
     Officer, Principal Accounting Officer


     March 30, 2004



     A signed original of this written statement required by Section 906 has been provided to Pipeline Data Inc. and will be retained by Pipeline Data Inc. and furnished to the Securities and Exchange Commission or its staff upon request.