Form 10QSB
period 2004-03-31
PIPELINE DATA INC
filed 2004-05-19
CIK 1086533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               PIPELINE DATA INC.
                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended March 31, 2004

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

     [X] Yes [ ] No

                               PIPELINE DATA INC.
                 MARCH 31, 2004 QUARTERLY REPORT ON FORM 10-QSB
                               TABLE OF CONTENTS
                                                                     Page Number

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

            QUARTERLY REPORT ON FORM 10QSB FOR PIPELINE DATA INC.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004 discusses financial projections, information or expectations about the products or markets of our company, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2004, and the results of its operations and changes in its financial position from January 1, 2003, through March 31, 2004, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

                          INDEX TO FINANCIAL STATEMENTS


INDEX TO FINANCIAL STATEMENTS



Part 1 - Financial Information

            Page

Item 1 - Financial Statements


Balance Sheets as of March 31, 2004 (unaudited) and December 31, 2003       F-4

Statements of Operations for the three months ended March 31,
  2004 and 2003 (unaudited)                                                 F-5

Statement of Stockholders' Equity  for the three months ended March 31,
  2004 (unaudited)                                                          F-6

 Statements of Cash Flows for the three months ended March 31, 2004
  and 2003 (unaudited)                                                      F-7

 Notes to Financial Statements                                       F-8 - F-18

                           DRAKEFORD & DRAKEFORD, LLC
                          CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors of
Pipeline Data, Inc.

We have reviewed the accompanying balance sheet of Pipeline Data, Inc. as of March 31,2004, and the related statements of operations and of cash flows for the three months periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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



/S/Drakeford & Drakeford, LLC
-----------------------------

May 7, 2004

                               PIPELINE DATA, INC.
                           CONSOLIDATED BALANCE SHEET

                                        March 31, 2004         December 31, 2003
                                         (Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents               $     910,346          $       95,120
Accounts receivable                           264,329                 294,957
     Interest receivable                        5,431                   5,394
     Inventory                                 76,486                  21,910
     Advances and prepaid expenses             98,349                  51,316
     Note receivable                                0                  85,000

     Total current assets                    1,354,941                553,697
                                             ---------                --------
PROPERTY AND EQUIPMENT, net                    138,134                135,258
                                             ---------                --------
OTHER ASSETS
     Investment-preferred stock                165,247                172,309
     Merchant portfolio                      2,600,000              2,500,000
     Residual rights purchase                  298,081                      0
     Debt issuance costs                       212,360                      0
     Deposits                                      850                    850
     Goodwill                                  176,005                176,005

              Total other assets             3,452,543              2,849,164
                                             ---------              ----------
                       TOTAL ASSETS     $    4,945,618           $  3,538,119
                                             ---------              ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses     $    328,562           $    306,183
Accrued salaries                                61,928                 72,974
Payroll taxes and withholdings                  51,219                 50,586
Taxes payable                                    1,951                 30,942
Lease obligations-equipment                      4,839                  4,839
Loan payable-revolving line of credit           10,227                 36,228
Laurus Master Fund convertible debt-current    233,331                      0
Notes payable                                        0                 12,500
                                               -------                -------
            Total current liabilities          692,057                514,252
                                               -------                --------
LONG-TERM LIABILITIES
     Lease obligations-equipment                11,917                 13,039
     Officer loans payable                     100,000                100,000
     Officers right of mandatory redemption          0              2,500,000
     Laurus Master Fund convertible debt     1,766,669                      0
     Notes payable-convertible 8%            1,102,423                726,023
                                             ---------              ---------
            Total long-term liabilities      2,981,009              3,339,062
                                             ---------              ---------
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, authorized
  5,000,000 shares $.001 par value each.
  At March 31,2004 and December 31, 2003,
  there are 0 and 5,000 shares outstanding,
  respectively                                       0                      5

Common stock authorized 95,000,000 shares,
  $.001 each. At March 31, 2004 and December
  31, 2003, there are 16,307,774 and
  13,146,250 shares outstanding respectively    16,308                 13,146

Additional paid-in capital                   3,088,644              1,451,821

Retained Earnings (deficit)                 (1,832,400)            (1,780,167)

Total stockholders' equity (deficit)         1,272,552               (315,195)
                                             ----------            -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $ 4,945,618          $   3,538,119
                                             =========              =========


        The accompanying notes are an integral part of these statements.

                              PIPELINE DATA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   Unaudited

                                                  For the three months ended
                                                  March 31, 2004  March 31,2003

Revenue                                             $ 2,861,865    $ 2,199,271
                                                      ---------      ---------

Cost of services sold                                 2,313,483      1,726,699
Cost of goods sold                                       27,183         42,843
                                                      ---------      ---------
  Total cost of goods and services sold               2,340,666       1,769,542

  Gross profit                                          521,199        429,729
                                                      ---------      ---------

Operating Expenses
    Salaries and payroll cost                           335,821        296,538
    Selling, general and administrative                 196,982        166,588
    Depreciation and amortization                         8,663          8,639
                                                      ---------      ---------

          Total operating expenses                      541,466        471,765
                                                      ---------      ---------


          Net (loss) from operations                    (20,267)       (42,036)

Other income and expenses
     Interest income                                      7,507           6,457
     Interest expense                                   (39,473)        (12,898)
                                                      ---------      ---------

           Total other income (expenses)                (31,966)        (6,441)
                                                      ---------      ---------

                  Income (loss)                     $  ( 52,233)    $   (48,477)
                                                      ---------      ---------


Basic  earnings (loss) per common share           $      (0.004)    $     (.004)
                                                      ==========     =========

Weighted average shares outstanding, basic           14,279,638     11,986,890



        The accompanying notes are an integral part of these statements.

                              PIPELINE DATA, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   Unaudited



                                                                                    Additional
                                                                 Common stock         Paid-in         Accumulated
                                                         Shares          Amount       Capital            Loss               Total




Balance at December 31, 2003                           13,146,250     $  13,146    $ 1,451,821     $ (1,780,167)       $  (315,195)


  Conversion of 3,000 shares of series A preferred
     conv. stock to 3,000,000 shares of common          3,000,000         3,000      1,496,985                           1,499,985

  ( 5,000 shares of series A preferred conv.)                                                                                   (5)
Canceled

Issuance of common stock for services                      28,572           29           9,971                              10,000

Issuance of common stock for residual rights               32,952           33          29,967                              30,000

Issuance of common stock for additional portfolio         100,000          100          99,900                             100,000

Net loss for the three months ended
    March  31, 2004                                                                   --------          (52,233)           (52,233)
                                                             --             -

Balance at March 31, 2004                              16,307,774   $  16,308    $   3,088,644     $ (1,832,400)       $ 1,272,552
                                                                                     =========       ===========        ==========
                                                       ==========      ======






         The accompanying notes are an integral part of this statement.

                              PIPELINE DATA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Unaudited

                                                               For the               For the
                                                                three                 three
                                                             months ended           months ended
                                                            March 31, 2004         March 31, 2003


OPERATING ACTIVITIES
Net income (loss)                                          $  ( 52,233)             $   (48,477)
Adjustments for noncash and nonoperating items:
      Depreciation and amortization                              8,663                    8,639
Common stock for services                                       10,000                        0
     Changes in operating assets and liabilities:
Receivables                                                     30,628                    7,712
Note receivable                                                 85,000                    1,000
Interest receivable                                                (37)                     (33)
Inventory                                                      (54,576)                   3,628
Advances and prepaid expenses                                  (47,033)                  (9,954)
                Accounts payable and accrued expenses           22,379                   (3,976)
                Accrued salaries                               (11,046)                  (4,675)
                Payroll taxes and withholdings                     633                  (13,275)
                Other loans and notes payable                  (38,501)                  (9,309)
                Lease obligations-equipment                          0                    4,179
                Taxes payable                                  (28,991)                 (8,650)
                                                            -----------               ----------

     Cash (used) by operating activities                       (75,114)                 (73,191)
                                                            -----------               ----------

INVESTING ACTIVITIES
Capital expenditures                                           (11,539)                 (35,198)
Residual rights purchase                                      (268,081)                       0
Debt issuance costs                                           (212,360)                       0
Proceeds from convertible preferred stock                        7,062                    8,748
                                                            -----------               ----------

Cash (used) by investing activities                           (484,918)                 (26,450)
                                                            -----------               ----------

FINANCING  ACTIVITIES
Proceeds from lease financing                                        0                   18,392
Proceeds from convertible notes                                376,400                  226,120
Purchase of preferred stock from officer                    (1,000,000)                       0
Lease obligation-payments                                       (1,142)                  (1,636)
Proceeds from Laurus convertible debt                        2,000,000                        0
Loan payments                                                        0                  (12,500)

Cash  provided  by financing activities                      1,375,258                  230,376
                                                            -----------               ----------

NET  INCREASE  IN CASH                                         815,226                  130,735

CASH BALANCE BEGINNING OF PERIOD                                95,120                   85,463
                                                            -----------               ----------

CASH BALANCE END OF PERIOD                                 $   910,346              $   216,198
                                                            -----------               ----------
Supplemental information:
      Cash paid for interest                               $     2,248              $     9,640
      Cash paid for income taxes                           $         0              $         0


        The accompanying notes are an integral part of these statements.

                              PIPELINE DATA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004


NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                    POLICIES

1.   Financial Information-Basis of Presentation

     The accompanying unaudited consolidated financial statements of the parent holding company, Pipeline Data, Inc. (the "Company"); and its majority-controlled subsidiaries, SecurePay.com, Inc. ("SecurePay") and Northern Merchant Services, Inc. ("Northern Merchants), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. All significant intercompany accounts and transactions have been eliminated.

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

     The estimated service lives of property and equipment are principally as follows:

                 Furniture and fixtures                      5- 7 years
                 Computer equipment                          3- 7 years
                 Computer software                           2- 7 years

                              PIPELINE DATA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004


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

5.   Accounts Receivable

     The Company uses the allowance method to account for uncollectible accounts receivable. Accounts receivable are presented net of an allowance for doubtful accounts of $5,247 and $9,729 at March 31, 2004 and December 31, 2003, respectively.

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

                              PIPELINE DATA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004


NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                    POLICIES-(continued)

7.   Recent Accounting Pronouncements

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

                              PIPELINE DATA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                    POLICIES-(continued)

7.   Recent Accounting Pronouncements-(continued)

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

                              PIPELINE DATA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004

NOTE B--EARNINGS (LOSS) PER SHARE

     Basic loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. During the three months ended March 2004, there were no dilutive securities outstanding. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

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

                              PIPELINE DATA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004

NOTE D - COMMITMENTS AND CONTINGENCIES

     Lease agreements

     The offices of the Company's subsidiary, SecurePay, Inc. are located at 1599 Washington Street, Braintree, Massachusetts at a monthly rental of $2,080. The term of this lease shall be for three years with self-renewing unless terminated in writing no later than one hundred and eighty (180) days before each expiration. Each lease year shall be subject to a rent increase not to exceed the most current consumer price index increase from the prior year. Each extension shall be for the same terms as the original lease. The operations center for SecurePay is located at 13339 North Central Expressway Suite 103, Dallas, Texas. This is a four year lease that commenced on June 2002. An initial deposit of $850 and monthly rental of $768 is required on the leased square foot area of 865 square feet. The office's of Northern Merchant Services, Inc. is located in Brasher Falls, New York, and has an annual lease with Kevin and Nancy Weller, officers' of the Company. The lease commenced on September 2002, with monthly rental of $1,000. The lease can be renewed annually with the option of the landlord not to renew, with just cause.

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

                              PIPELINE DATA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004

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


            As of March 31, 2004, no options have been exercised and the Company has reserved an aggregate of 2,547,637 shares of common stock pending the exercise of the options.

            Stock option activity is summarized as follows:

      Options outstanding at beginning of year             2,000,000
      Granted                                                647,637
      Exercised                                                  -0-
      Forfeited                                              100,000
                                                            --------
      Options outstanding at end of the period             2,547,637

                              PIPELINE DATA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004


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


NOTE F - RELATED PARTY TRANSACTIONS

     The Company's subsidiary, Northern Merchant Services, Inc., leases office space from Kevin and Nancy Weller. See Note I for details of repurchase of 2,000 shares of the Company's preferred stock from Kevin and Nancy Weller.


NOTE G - SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS

     Borrowings under Revolving Line of Credit

     The Company's revolving line of credit with a major credit card company amounted to $10,227 and $36,228 at March 31, 2004 and December 31, 2003, respectively.

     Details of Short-Term Debt:

                                                 March 31,        December 31,
                                                   2004               2003

 Ladco Financial Group                         $        0          $    12,500
 Laurus Master Fund                            $  233,331          $         0

 Details of Long-Term Debt:

 Officers right of mandatory redemption        $        0          $ 2,500,000
 Laurus Master Fund                            $1,766,669          $         0
 Officers' Loan Payable                        $  100,000          $   100,000
 8% Convertible notes                          $1,102,423          $   726,023

                              PIPELINE DATA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004



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

     Capital Lease Obligations:

     See Note D-Lease Agreements for lease obligation with Hewlett Packard Financial Services Company, Murray Hill, New Jersey. As of March 31, 2004, the current portion amounted to $4,839, and the long-term portion amounted to $11,917.


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

                              PIPELINE DATA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004



NOTE H - ADOPTION OF STATEMENT OF FINANCIAL STANDARDS (SFAS) NO. 150
                       (continued)

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


NOTE I - DEBT/FINANCING

     On February 27, 2004, the Company entered into a Secured Convertible Term Note (the Loan Agreement) with Laurus Master Fund, LTD., c/o Ironshore Corporate Services Ltd., Grand Cayman, Cayman Islands. The Loan Agreement provided for borrowings of two million dollars, together with any accrued and unpaid interest. Interest payable on this Note shall accrue at a rate per annum equal to the "prime rate" published in The Wall Street Journal from time to time, plus two percent (2%). Amortizing payments of the aggregate principal amount outstanding under this Loan Agreement at any time shall begin on September 1, 2004 and shall recur on the first calendar day of each succeeding month thereafter until the maturity date. Monthly payments shall be $33,333.00 and will be increased to $41,667.00 from April 1, 2005 through March 1, 2007.

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

                            PIPELINE DATA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004



NOTE I - DEBT/FINANCING (continued)

     Also, on February 27, 2004, the Company entered into a Common Stock Purchase Warrant with Laurus Master Fund, LTD., that entitles Laurus Master Fund to purchase from the Company, from and after the Issue Date and at any time or from time to time before February 27, 2011, up to 500,000 fully paid and nonassessable shares of common stock, $.001 par value per share, at the applicable exercise price per share as follows: (i) a price of $1.25 -125% of the Fixed Conversion Price for the first 166,667 shares acquired, (ii) a price of $1.50 -150% of the Fixed Conversion Price for the next 166,667 shares acquired, (iii) a price of $1.75 -175% of the Fixed Conversion Price for any additional shares acquired. All stock conversion prices and exercise prices are subject to adjustment for stock splits, stock dividends or similar events. In conjunction with the term loan, Laurus Capital Management,LLC, manager of Laurus Master Fund,Ltd., was paid a fee of $105,000.

     Of the $2,000,000 from Laurus Master Fund, $1,000,000 was used to repurchase 2,000 shares of Pipeline Data, Inc.'s preferred stock from Kevin and Nancy Weller.


NOTE J - RESIDUAL RIGHTS PURCHASE

     On March 15, 2004, Northern Merchant Services, Inc. (a subsidiary of the Company) entered into an Asset Purchase Agreement with Leslie E. McElhiney, Michael Hornung, and Patricia Thornton, for Residuals Rights which relate to certain merchant accounts. As consideration for the assets sold, Northern Merchants paid an aggregate purchase price of $131,363.00 plus 21,968 shares of restricted Pipeline Data, Inc. common stock to McElhiney; $42,093.33 plus 0 shares to Hornung; and, $94,624.68 plus 10,984 shares of restricted Pipeline Data, Inc. common stock to Thornton.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                               THREE MONTHS ENDING
                             MARCH 31, 2003 AND 2004

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

     On August 26, 2002, we consummated an acquisition of Northern Merchant Services, Inc. ("NMSI"), a New York corporation. We issued five thousand shares of Series A Preferred Convertible Stock. Each share of stock is convertible into 1,000 shares of our common stock at the conversion price of $0.50 per common share and one million of our common shares in exchange for all of the capital stock of NMSI. The transaction has been accounted for using the purchase method of accounting, and the purchase price of the transaction is based on the fair market value of our common stock issued. The purchase price was allocated to the NMSI's assets acquired and liabilities assumed by our Company based on their relative fair market values at the acquisition date for the issuance of shares of common stock.

     We agreed that during the 36-month period from the date (the "36-month Period") of the NMSI Acquisition Agreement (August 26, 2005), we would offer to repurchase the Preferred Shares from Kevin and Nancy Weller for $2,500,000. In the event we failed to do this, the merchant portfolio would revert back to the Weller's. On February 27, 2004, we complied with this provision and repurchased 2,000 Preferred Shares for $1,000,000 and the Weller's exercised their option to convert 3,000 shares into 3,000,000 million shares. As a result of this transaction, the NMSI merchant portfolio cannot revert back to the Weller's.

     Our subsidiary Northern Merchant Services, Inc. ("NMSI") is the successor entity to Northern Merchant Services, a New York sole proprietorship company, which started business in 1997. This transfer was accounted for as a purchase with the recording of the net assets acquired at their fair value.

     NMSI is engaged in the business of promoting the sale and/or marketing of merchant credit card processing services, leasing services, Internet services, Scan, debit, and other providers of such services.

     As part of the NMSI Acquisition Agreement, the Weller's are afforded the opportunity to borrow an aggregate amount of $200,000 from our Company. On November 18, 2003, Kevin Weller borrowed $85,000 from our Company pursuant to a promissory note with a term of eighteen months bearing interest at the rate of 4%. This note was paid in full on March 10, 2004.

Critical Accounting Policies and Estimates
-------------------------------------------

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses, and our related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, bad debts, intangible assets and income taxes.

     We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our consolidated financial statements.

     We recognize revenue when it is earned and record accounts receivable at that time. We do not account for revenue based on contractual arrangements in advance of their being earned. Our subsidiaries derive revenues primarily from the electronic processing of credit, charge and debit card transactions that are authorized and captured through third-party networks. Typically, merchants are charged for these processing services based on a percentage of the dollar amount of each transaction and in some instances, additional fees are charged for each transaction. Certain merchant customers are charged a flat fee per transaction and may also be charged miscellaneous fees, including fees for handling charge-backs, monthly minimums, equipment rentals, sales or leasing and other miscellaneous services. Revenues are reported gross of amounts paid to sponsor banks, as well as interchange and assessments paid to credit card associations (MasterCard and Visa) under revenue sharing agreements pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. We do not account for revenue based on contractual arrangements in advance of their being earned. In May of 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150- Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset. The effective date of SFAS NO. 150 is the beginning of the first interim period beginning after June 15, 2003. Also, restatement of financial statements of prior periods presented is not permitted.

     The Company adopted SFAS No. 150 as of September 30, 2003. By adopting the new statement, the Company recognized the requirement to repurchase 5000 shares of Series A Preferred Convertible Stock that were issued to Kevin Weller and Nancy Smith-Weller, officers of the Company, that was part of the acquisition of Northern Merchant Services, Inc.(NMSI). This preferred convertible stock was issued in conjunction with the Acquisition Agreement of NMSI from the Weller's. Under the terms of the Agreement, the stock must be repurchased by August 26, 2005 for a sum of $2,500,000. The Weller's have the option of refusing this offer. They may convert the Preferred shares at any time, in whole or in part, to common stock at a rate of $0.50 per common share, reducing the repurchase commitment on a pro-rata basis.

     In adopting the new (SFAS) No. 150, the Company hired an independent third-party appraiser to render a reasonable value of the acquisition and carrying value of the purchase price and transaction costs associated with the business acquisition of NMSI. Management will periodically evaluate whether certain circumstances may affect the estimated useful lives or the recoverability of the unamortized balance of the intangible asset using both objective and subjective factors. Objective factors include management's best estimates of projected future earnings and cash flows and analysis of recent sales and earnings trends. Subjective factors include competitive analysis and the Company's strategic focus. Portfolio's and customer lists are generally amortized over five to seven years.

     We maintain allowances for the estimated losses from doubtful accounts which result when our customers are unable to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional general and administrative expense in the period such determination was made.

     We do not have any of the following:
     o    Off-balance sheet arrangements
     o Certain trading activities that include non-exchange traded contracts accounted for at fair value.
     o Relationships and transactions with persons or entities that derive benefits from any non-independent relationships other than related party transactions discussed herein.

                               PIPELINE DATA INC.

                              RESULTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                 AND THREE MONTHS ENDED MARCH 31, 2004 AND 2003


                                                                For the years ended
                                                December 31, 2002    December 31, 2003   March 31, 2003  March 31, 2004



Revenue                                        $   3,499,820         $ 10,246,955        $ 2,199,271      $ 2,861,865
                                               -------------         ------------       -------------    ------------


Cost of goods and services sold                    2,720,701            8,532,958          1,769,542        2,340,666
                                                   ---------            ---------        -----------     ------------

          Gross profit                               779,119            1,713,997            429,729          521,199
                                                     -------            ---------         ----------     ------------

Operating expenses
    Salaries and payroll cost                        935,678            1,152,865            296,538          335,821
    Selling, general and administrative              504,615              773,123            166,588          196,982
    Depreciation                                       8,761               35,222              8,639            8,663
                                                       -----               ------          ---------      -----------

          Total operating expenses                 1,449,054            1,961,210            471,765          541,466
                                                     -------            ---------          ---------      -----------


          Net Income (loss) from operations         (669,935)            (247,213)          ( 42,036)        ( 20,267)

Other income and expenses
     Interest income                                  28,413               24,235              6,457            7,507
     Interest expense                                (18,062)             (76,812)           (12,898)         (39,473)
                                                     --------             --------          ---------        ---------

           Total other income (expenses)              10,351              (52,577)            (6,441)         (31,966)
                                                     --------             --------           --------       ----------

                  Income (loss)                 $  ( 659,584)         $ ( 299,790)           (48,477)         (52,233)
                                                -------------          -------------          -------       ----------


Basic  earnings (loss) per common share        $       (0.06)        $         (.02)           (.004)          (0.004)
                                               ==============        ===============      ===========     ============

Weighted average shares outstanding, basic         11,986,890             12,902,851        12,740,834      14,279,638


Results of Operations 2003 Compared with 2002
----------------------------------------------

     For the year ended December 31, 2003, the Company generated net revenues of $10,246,955 as compared to revenues of $3,499,820 for the year ended December 31, 2002. The Company's cost of goods and services sold aggregated $8,532,958 as compared to $2,720,701 for the year ended December 31, 2002 and yielded a gross profit of $1,713,997 as compared to $779,119 for the year ended December 31, 2002. The Company's general and administrative costs aggregated approximately $773,123 for the year ended December 31, 2003 as compared to $504,615 for the year ended December 31, 2002, and consisted of the following categories as a percentage of revenues for the year ended December 31, 2003: Rent 39,696 (0.387%) Professional Fees 114,091 (1.113%) Telephone 76,837 (.750%) Postal
8,596 (.084%) Office 15,512 (.151%)

     The Company increased its cash position to $95,120 at December 31, 2003 from a balance of $85,463 as of December 31, 2002. The Company continued to be funded in part from an increase in accounts payable and accrued expenses in the amount of $63,165. The Company expended cash to increase accounts receivable by $41,250 at December 31, 2003. On November 1, 2000, we loaned $200,000 to Accu-Search, Inc., a New Jersey corporation. The loan was evidenced by Accu-Search, Inc.'s promissory note that accrues interest at the rate of 12% annually. The principal amount of the promissory note together with accrued interest was due and payable on December 31, 2001. Subsequent to the date of the financial statements, the Company agreed to exchange $228,000 of debt for 37,004 shares of Series A Convertible Preferred Stock and remit payment of $23,447. Management believes that it will be able to fund the Company through its present cash position and the continuation of revenue producing activities by its subsidiaries Northern Merchant Services, Inc and SecurePay.com, Inc. It may need to seek further capital through exercise of its warrants or by other capital raising needs in order to continue to grow the Company.

Results of Operations for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.
----------------------------------------------------------------------

     For the three months ended March 31, 2004, the Company generated net revenues of $2,861,865 as compared to revenues of $2,199,271 for the three months ended March 31, 2003. The Company's cost of goods and services sold aggregated $2,340,666 as compared to $1,769,542 for the three months ended March 31, 2003,and yielded a gross profit of $521,199 as compared to $429,729 for the three months ended March 31, 2003. The Company's general and administrative costs aggregated approximately $196,982 for the three months ended March 31, 2004 as compared to $166,588 for the three months ended March 31, 2003, and consisted of the following categories as a percentage of revenues for the three months ended March 31, 2004: Rent 11,544 (.4%) Telephone 27,242 (.95%) Legal and Professional 16,465 (.6%).

     Management believes that it is moving toward profitability. Pipeline plans to attain profitability and meet cash flow needs going forward as follows:

     1.   Management   believes  that  the  increase  in  revenue  Pipeline  has
          experienced will continue as a result of the operations of its subsidiaries, NMSI and SecurePay. NMSI is an Independent Sales Organization which markets and services electronic credit card authorization and payment systems to merchants located throughout the United States. NMSI's operating and growth strategies focus on expanding its customer base of small and medium-sized merchants through bank referrals, direct sales, independent sales agents, trade and other association affiliations, merchant portfolio purchases and superior customer service. SecurePay is a custom credit card transaction processor serving as a gateway intermediary between the customer and the financial networks for the acceptance of credit card payments by merchants. An integral aspect of SecurePay's operating and growth strategy focuses on offering a broad range of products and services historically unavailable to small-to-medium sized merchants, which differentiates it from the banks and Independent Sales Organization's serving this market segment. Management believes that the quality and reliability of its products and services enhance SecurePay's ability to attract and retain merchant customers.

     2. Repayment of the Accu-Search loan. On November 1, 2000, we loaned $200,000 to Accu-Search , Inc., a New Jersey corporation. In consideration of the issuance of the loan, Accu-Search, Inc. granted us a perpetual, non-transferable and non-sublicensable royalty-free license to utilize an automated software process which will enable us to improve the functionality of our Web site. The loan was evidenced by Accu-Search, Inc.'s promissory note that accrues interest at the rate of 12% annually. While no assurance can be given, we anticipate that we will maintain an ongoing working relationship with Accu-Search, Inc. The principal amount of the promissory note together with accrued interest was due and payable on December 31, 2001. We agreed to exchange $228,000 of debt for 37,004 shares of Series A Convertible Preferred Stock and remit payment of $23,447.

          On March 14, 2002, Accu-Search renegotiated their note with us. We agreed to convert the $200,000 note with interest totaling $224,000 into preferred stock of Accu-Search. They also paid an upfront payment of $4,000 in cash. In addition, Accu-Search will provide Pipeline Data two years' Web access to Accu-Search's on-line data and map system. Contracts were finalized and signed and monies delivered on or about July 12th, 2002. During 2003, $63,528 was received from Accu-Search representing payments of interest of $24,620 and a partial redemption of Accu-Search's preferred shares of $38,908. Interest received during the first quarter was $5,394.

  Other Aspects of Our Financial Condition

     3.   Pipeline is seeking to eliminate non-recurring expenses.

     4. Pipeline is seeking to eliminate non-cash charges, such as payment in stock for services rendered to Pipeline.

Liquidity and Capital Resources
-------------------------------
Working Capital, Debt and Liquidity.
------------------------------------

     The Company increased its cash and cash equivalents to $910,346 at March 31, 2004 from a balance of $95,120 as of December 31, 2003.

     Net cash used by operating activities in 2004 was $75,114 for the three months ended March 31, 2004. The net loss of $52,233, offset by depreciation and amortization of $8,663 and the issuance of $10,000 of common stock for services,was further adjusted by a use of cash for changes in operating assets and liabilities of $41,544. Net cash used in the first quarter of 2003 was $73,191.

     For the eight months ended August 31, 2002, the net income reported by Northern Merchant Services was passed through to Kevin Weller and Nancy Smith-Weller and was reported on their personal income tax returns.

     An audit by the Internal Revenue Service on the records of Kevin Weller and Nancy Smith-Weller d/b/a Northern Merchant Services for the 2000 tax year resulted in an additional income tax liability of $62,970 to the Internal Revenue Service and $10,033 to the State of New York. As of March 15, 2004 these liabilities were fully paid.


     Net cash used in investing activities was $484,918, while net cash used in investing activities for the quarter ended 2003 was $26,250. During the first quarter of 2004, $268,081 was invested in purchasing residual rights from our sales agents, and$212,860 related to the cost of our convertible loan from Laurus Master Fund, Ltd. In addition,$11,539 of funds were invested in computer and office equipment. During the first quarter of 2003, capital expenditures were primarily for computer and office equipment. We expect to continue to engage in capital spending in the ordinary course of business.

     Net cash provided by financing activities was $1,375,258 during the first quarter of 2004. The Company continued to be funded in part through a net increase in convertible note issuances in the amount of $376,400, as well as the issuance of a 3-year convertible note in the amount of $2,000,000 to Laurus Master Fund, Ltd. $1,000,000 of these funds were used to retire 2,000 shares of Series A Preferred Convertible Stock held by Kevin and Nancy Weller, and $268,081 was used to purchase residual payment rights from our sales agents. Kevin Weller was issued an additional 100,000 shares of common stock as additional consideration for releasing his lien on the Northern Merchant Services, Inc. merchant portfolio. Laurus Master Fund, Ltd was also issued warrants to purchase up to 500,000 shares of stock at prices ranging from $1.25 to $1.75 per share. During the first quarter of 2003, net cash of $230,3767 was provided by financing activities. This was primarily from the issuance of convertible notes of $226,120 and the proceeds of lease financing for equipment purchases of $18,392.Debt repayment of $12,500 was made in 2003. Lease obligation reductions of $1,142 and $1,636 were made for the first quarter of 2004 and 2003, respectively.

     As of March 31, 2004, the Company had notes, capital lease obligations, and convertible debt outstanding of $3,214,340 owed to officers, directors and third parties. $3,202,423 is convertible into shares of our common stock at conversion prices ranging from $0.35 to $1.00 per share. The notes mature between June 2004 and February 2006 . As of March 31, 2004, the Company issued $1,102,423 in convertible debt. The outstanding notes have a two- year term, accrue interest at an annual interest rate of 8% and have 33% warrant coverage at conversion prices ranging from $.35 to $1.00 per share.

     On March 8th, 2002, Jack Rubinstein, our Chairman of the Board, lent our Company $100,000 for working capital purposes. The promissory note evidencing this transaction has a term of one-year and bears simple interest at the rate of 8%. The principal and interest of the note is convertible into common stock of Pipeline at the then current market price of $0.35 per share. Upon conversion , Mr. Rubinstein shall receive warrants equal to 100% of the number of shares converted with a minimum warrant issuance of 100,000 shares. On March 8, 2003, the note was renegotiated and the term was extended to March 8, 2005.

     Our Company is obligated through it subsidiary, SecurePay, to repay monies borrowed on a revolving line of credit with American Express as of December 31, 2002 and December 31, 2003, aggregating $59,071 and $22,833 respectively. The repayments are to be made monthly with interest. As of March 31, 2004 the revolving lines of credit from American Express were reduced to zero.

     Management believes that it will be able to fund the Company through its present cash position and the continuation of revenue producing activities by its subsidiaries, SecurePay and NMSI. It may need to seek further capital through exercise of its warrants or by other capital raising needs in order to continue to grow the Company.

     Management's Review of Company Progress

     For the quarter ended March 31, 2004, the EBITDA loss was reduced to $2,293 from $26,483 for the quarter ended March 31, 2003. During the past eighteen months, the Company's subsidiary, SecurePay, undertook the development of an enhanced suite of payment processing tools in anticipation of a sales program focusing on new merchant account growth. Management believes that the enhanced suite of payment tools, including online shopping cart, secure payment gateway, virtual terminal and wireless cell phone solutions, affords Pipeline Data a distinct competitive edge over other marketers of payment processing services by offering its customers highly competitive pricing and a single source for all their Internet- based card acceptance needs. The implementation and direct-to-merchant marketing of this enhanced suite of card acceptance tools was completed in the third quarter of 2003. The results of implementation and marketing have been a substantial increase in 4th quarter account sales by our subsidiary, SecurePay, a reduction of losses attributable to R&D costs, and the provision of yet another avenue of account growth for our subsidiary, NMSI.

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

     As a part of the redemption of the 2,000 shares of preferred stock held by Kevin and Nancy Weller for $1,000,000, the Weller's agreed to convert the remaining 3,000 shares of preferred stock that they held into 3,000,000 shares of common stock. This resulted in the elimination of the officers' right of mandatory redemption from our long- term liabilities. . In addition, Kevin Weller was issued an additional 100,000 shares of stock as consideration for the early release of the Weller's rights to the NMSI merchant portfolio. As a result, Pipeline stockholders' equity increased from a deficit of $315,195 to a positive equity of $1,272,552, increasing total equity by $1,587,747

     The Company has been pleased with the results of its organic sales efforts and external sales initiatives. Pipeline plans to add several internal employees to focus exclusively on the success of its Internet marketing initiative. The resources afforded the Company by the Laurus transaction point strongly to enhanced acquisition activity in the coming year. In addition, the positive performance of the Company's stock has made the prospect of more ambitious financing initiatives more likely and viable.

     The first quarter of 2004 saw the occurrence of two key events. The first was the decision made by Kevin and Nancy Smith-Weller to convert into shares of stock the debt issued to them when Pipeline acquired NMSI. In our view, their action demonstrates confidence in management's ability to create value for our shareholders. It is also important because it eliminates the officer's right of mandatory redemption of preferred stock from the long-term debt ion our balance sheet.

     The second key event was the initial deployment of monies received from the Laurus Master Fund financing transaction. During the quarter, the residual rights of three of our existing sales agents were purchased in cash and/or stock transactions, resulting in an approximately $15,000 per month increase in cash flow to the Company. The figure represents the purchase by Pipeline of monthly residual income streams that were formerly paid to our sales agents as ongoing commissions. The full effect of these completed agent purchase transactions will be realized in the second quarter.

     As we look to the second quarter, more of the impact of our recently completed suite of card acceptance tools will be felt. With our marketing initiatives firmly established, we are seeing new account formation flourish, along with accompanying increases in revenue. In addition, the balance of the Laurus funds has yet to be deployed, and several portfolios have been identified for acquisition.

     On May 13, 2004, we appointed former Concord EFS (NYSE:FDC) Senior Vice President Kevin Smith as our Chief Operating Officer and named him president of our new Independent Sales Organization (ISO) division, Pipeline Data Processing. Smith's primary objective will be to aggressively grow the number of merchant accounts serviced. The division will target the wholesale processing industry on a greatly expanded scale by leveraging its operating efficiencies to reduce underlying costs and increase profit margins. We will continue to seek exceptionally talented individuals, like Kevin Smith, to add depth to our management and staff.

     Through the implementation of technology, internal sales efforts and acquisitions, Pipeline's goal remains consistent- to assume a leadership role in merchant payment processing. We feel that an important turning point is now at hand in the young history of Pipeline Data. Management believes that the critical foundation, namely a stable, recurring income base, has been established. The need to fund ongoing operations through external financing has all but been eliminated. Future funding will be utilized almost solely for the purpose of fueling growth either internally or through acquisition. Our achievements have prepared us for greater future successes. We are confident of the direction we will take in order to seize the opportunities before us.

     Item 3.  Controls and Procedures

     As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Corporate Executive Committee ("CEC") and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEC and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2004.

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

     Our Subsidiary SecurePay:

     Except for that certain suit in the United States District Court of Arizona by Net MoneyIN, Inc. (plaintiff) vs. Mellon Financial Corp., et al (defendants) (Cause No. CV-01-441-TUC-RCC), there are no material legal proceedings pending or, to our knowledge, threatened against SecurePay. The outstanding lawsuit is an industry-wide suit against numerous defendants based on intellectual property infringement. A default judgment has been rendered against several of the parties, including SecurePay. Removal of this judgment is currently being sought. SecurePay views this suit to be without merit.


Item 2. Changes in Securities

     None.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security-Holders

     None

Item 5. Other information

     None.

Item 6. Exhibits and Reports on Form 8-K

(A) EXHIBITS



31.1 Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 31.2 Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 32 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B) FORM 8-K


     A report on Form 8-K was filed on April 28, 2002. The purpose of the Form 8-K was to report Pipeline Data's acquisition of SecurePay as its wholly owned subsidiary and changes to the officers and directors of the registrant.

     A report on Form 8-K was filed on August 29, 2002. The purpose of the Form 8K was to report Pipeline Data's acquisition of Northern Merchants Services, Inc. as its wholly owned subsidiary and its change in control was filed on August 29, 2002.

     A report on Form 8-K was filed on November 18, 2003. The purpose of the Form 8K was to report a change in Pipeline Data's name and address.

     A report on Form 8-K was filed on March 6, 2004. The purpose of the Form 8K was to report a press release about a financing arrangement with Laurus Master Fund, Ltd.

     A report on Form 8-K was filed on April 21, 2004. The purpose of the Form 8K was to report a joint alliance with WAY Systems to Deliver Mobile Transaction Terminal to the US Market.

     A report on Form 8-K was filed on May 4, 2004. The purpose of the Form 8K was to report that its subsidiary Northern Merchant Services, Inc. "NMSI" has entered into a three year exclusive merchant services agreement with St. Lawrence County, New York.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 19, 2004

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

May 19, 2004
                                              /s/ MacAllister Smith
                                              ----------------------------------
                                              MacAllister Smith
                                              President

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

May 19, 2004
                                             /s/ Donald Grunseisen
                                              ----------------------------------
                                              Donald Grunseisen
                                              Chief Financial Officer

                           CERTIFICATIONS PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

     In connection with the Quarterly Report of Pipeline Data, Inc., (the "Company"), on Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission (the "Report"), MacAllister Smith, Chief Executive Officer of the Company, and Donald Grunseisen, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350), that to their knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ MacAllister Smith
MacAllister Smith
Chief Executive Officer

May  19, 2004

/s/ Donald Grunseisen
Donald Grunseisen
Chief Financial Officer

May 19, 2004

[A signed original of this written statement required by Section 906 has been provided to Pipeline Data Inc. and will be retained by Pipeline Data Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]