Form 10QSB
period 2004-06-30
PIPELINE DATA INC
filed 2004-08-16
CIK 1086533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               PIPELINE DATA INC.
                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended June 30, 2004

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

     [X] Yes [ ] No

PIPELINE DATA INC.
JUNE 30, 2004 QUARTERLY REPORT ON FORM 10-QSB
TABLE OF CONTENTS Page Number

Special Note Regarding Forward Looking Information............................ 1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements............................................F-1-F-19
Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................20
Item 3. Controls and Procedures........... ........... ...................... 27

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

            QUARTERLY REPORT ON FORM 10QSB FOR PIPELINE DATA INC.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004 discusses financial projections, information or expectations about the products or markets of our company, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, readers should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.
                              1

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2004, and the results of its operations and changes in its financial position from January 1, 2003, through June 30, 2004, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

                          INDEX TO FINANCIAL STATEMENTS



Part 1 - Financial Information                                                           Page
Item 1 - Financial Statements


            Balance Sheets as of June 30, 2004 (unaudited) and December 31, 2003         F-4


            Statements of Operations for the six months ended June 30,  2004
             and 2003 (unaudited)                                                        F-5

            Statements of Operations for the three months ended June 30,  2004
             and 2003 (unaudited)                                                        F-6

            Statement of Stockholders' Equity  for the six months ended June 30,
             2004 (unaudited)                                                            F-7


            Statements of Cash Flows for the six months ended June 30, 2004
             and 2003 (unaudited)                                                        F-8


            Notes to Financial Statements                                                F-9 - F-18

DRAKEFORD & DRAKEFORD, LLC
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT ACCOUNTANTS


To  the Audit Committee, Shareholders  and  Directors  of
Pipeline Data, Inc.

     We have reviewed the accompanying balance sheet of Pipeline Data, Inc. as of June 30,2004, and the related statements of operations and of cash flows for the six months periods ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company's management.

     We have conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements referred to above for them to be in conformity with generally accepted accounting principles.



/S/Drakeford & Drakeford, LLC
-------------------------------------

August 7, 2004



                               PIPELINE DATA, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                                 June 30, 2004        December 31, 2003
                                                                                   (Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                      $     908,076          $      95,120
Accounts receivable                                                                  457,629                294,957
     Interest receivable                                                               5,177                  5,394
     Inventory                                                                        56,739                 21,910
     Advances and prepaid expenses                                                    59,215                 51,316
     Notes receivable                                                                175,000                 85,000
                                                                                     -------                 ------
     Total current assets                                                          1,661,836                553,697
                                                                                   ---------                -------
PROPERTY AND EQUIPMENT, net                                                          140,733                135,258
                                                                                     -------                -------
OTHER ASSETS
     Investment-preferred stock                                                      157,520                172,309
     Merchant portfolio                                                            5,110,713              2,500,000
     Residual rights purchase                                                        298,081                      0
     Debt issuance costs                                                             221,960                      0
     Note receivable                                                                 500,000                      0
     Deposits                                                                            850                    850
     Goodwill                                                                      2,364,005                176,005
                                                                                   ---------                -------
              Total other assets                                                   8,653,129              2,849,164
                                                                                   ---------              ---------
                       TOTAL ASSETS                                            $  10,455,698           $  3,538,119
                                                                               -------------           ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses                                          $     330,645           $    306,183
Accrued salaries                                                                      47,448                 72,974
Payroll taxes and withholdings                                                        62,140                 50,586
Taxes payable                                                                          4,501                 30,942
Lease obligations-equipment                                                            4,839                  4,839
Loan payable-revolving line of credit                                                  1,614                 36,228
Laurus Master Fund convertible debt-current                                          358,332                      0
Notes payable                                                                              0                 12,500
                                                                                           -                 ------
            Total current liabilities                                                809,519                514,252
                                                                                     -------                -------
LONG-TERM LIABILITIES
     Lease obligations-equipment                                                      10,738                 13,039
     Officer loans payable                                                           100,000                100,000
     Officers right of mandatory redemption                                                0              2,500,000
     Laurus Master Fund convertible debt                                           2,641,668                      0
     Notes payable-convertible 8%                                                  1,070,423                726,023
                                                                                   ---------                -------

            Total long-term liabilities                                            3,822,829              3,339,062
                                                                                   ---------              ---------
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, authorized 5,000,000 shares $.001 par value each. At June 30,
     2004 and December 31, 2003, there are 0 and 5,000
     shares outstanding, respectively                                                      0                      5
     Common stock authorized 95,000,000 shares, $.001
     each. At June 30, 2004 and December  31, 2003, there are
     24,705,251 and 13,146,250 shares outstanding respectively                        24,705                 13,146
     Additional paid-in capital                                                    7,465,967              1,451,821
Retained Earnings (deficit)                                                       (1,667,322)            (1,780,167)
                                                                                  -----------            -----------
Total stockholders' equity (deficit)                                               5,823,350               (315,195)
                                                                                   ---------                --------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $    10,455,698          $   3,538,119
                                                                             ---------------          -------------
        The accompanying notes are an integral part of these statements.


                              PIPELINE DATA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   Unaudited


                                                                               For the six months ended
                                                                         June 30, 2004          June 30, 2003

Revenue                                                                   $    6,949,854         $    4,705,868
                                                                          --------------         --------------
Cost of services sold                                                          5,457,842              3,805,557
Cost of goods sold                                                                99,235                 83,217
                                                                                  ------                 ------

         Total cost of goods and services sold                                 5,557,077              3,888,774
                                                                               ---------              ---------

          Gross profit                                                         1,392,777                817,094

Operating Expenses
    Salaries and payroll cost                                                    743,614                613,086
    Selling, general and administrative                                          422,754                359,688
    Depreciation and amortization                                                 18,682                 17,784
                                                                                  ------                 ------

          Total operating Expenses                                             1,185,050                990,558
                                                                               ---------                -------

          Net income (loss) from operations                                      207,727               (173,464)

Other income and expenses
     Interest income                                                              17,293                 12,904
     Interest expense                                                           (112,175)               (38,990)
                                                                                 --------               --------

           Total other income (expenses)                                         (94,882)               (26,086)
                                                                                  ------                 -------

                  Income (loss)                                             $    112,845            $  (199,550)
                                                                            ------------            ------------


Basic  earnings (loss) per common share                                     $         .01           $      (.02)
                                                                            -------------           ------------
Diluted earnings per share                                                  $         .00
                                                                            -------------

Weighted average shares outstanding
 Basic                                                                        18,925,500              12,740,834
 Diluted                                                                      28,185,240


        The accompanying notes are an integral part of these statements.



                              PIPELINE DATA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   Unaudited

                                                                                   For the three months ended
                                                                            June 30, 2004          June 30, 2003


Revenue                                                                  $     4,087,989           $  2,506,597
                                                                         ---------------            -----------

Cost of services sold                                                          3,144,359              2,078,858
Cost of goods sold                                                                72,052                 40,374
                                                                               ---------                -------

         Total cost of goods and services sold                                 3,216,411              2,119,232
                                                                               ---------              ----------

          Gross profit                                                           871,578                387,365
                                                                               ---------                -------

Operating Expenses
    Salaries and payroll cost                                                    407,793                316,548
    Selling, general and administrative                                          225,772                193,100
    Depreciation and amortization                                                 10,019                  9,145
                                                                               ---------                -------

          Total operating Expenses                                               643,584                518,793
                                                                               ---------                -------


          Net income (loss) from operations                                      227,994               (131,428)

Other income and expenses
     Interest income                                                               9,786                  6,447
     Interest expense                                                            (72,702)               (26,092)
                                                                               ---------                -------

           Total other income (expenses)                                         (62,916)               (19,645)
                                                                               ---------                -------

                  Income (loss)                                              $   165,078            $  (151,073)


Basic  earnings (loss) per common share                                      $         .01                    (.01)
                                                                             -------------                  -------
Diluted earnings per share                                                   $         .01
                                                                             -------------

Weighted average shares outstanding
 Basic                                                                        20,506,512             12,774,945
 Diluted                                                                      29,766,252




        The accompanying notes are an integral part of these statements



                              PIPELINE DATA, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   Unaudited

                                                                                   Additional
                                                           Common stock             Paid-in          Accumulated
                                                     Shares           Amount        Capital             Loss                Total



Balance at December 31, 2003                         13,146,250       $  13,146     $ 1,451,821      $ (1,780,167)      $  (315,195)

  Conversion of 3,000 shares of series A preferred
     conv. stock to 3,000,000 shares of common        3,000,000           3,000       1,496,985                            1,499,985

  ( 5,000 shares of series A preferred conv.)                                                                                    (5)
Canceled

Issuance of common stock for services                    28,572              29           9,971                               10,000

Issuance of common stock for residual rights             32,952              33          29,967                               30,000

Issuance of common stock for additional portfolio       100,000             100          99,900                              100,000

Issuance of common stock for additional portfolio     2,421,000           2,421       2,103,829                            2,106,250

Issuance of common stock-employment agreements           11,096              11          13,859                               13,870

Exercise of warrants                                     19,048              19           6,648                                6,667

Conversion of 8% conv. note to common stock              116,000            116          40,484                               40,600

Issuance of common stock for interest                     30,333             30          30,303                               30,333

Issuance of common stock due to earnings level         5,800,000          5,800       2,182,200                            2,188,000

Net income for the six months ended
    June  30, 2004                                                                                         112,845           112,845
                                                                                                           -------           -------

Balance at June 30, 2004 (unaudited)                  24,705,251     $   24,705   $   7,465,967      $  (1,667,322)     $  5,823,350
                                                      ----------     ----------   -------------      --------------     ------------

         The accompanying notes are an integral part of this statement.



                              PIPELINE DATA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Unaudited



                                                                               For the six               For the six
                                                                               months ended             months ended
                                                                               June 30, 2004            June 30, 2003
OPERATING ACTIVITIES
Net income (loss)                                                             $    112,845             $   (199,550)
Adjustments for noncash and nonoperating items:
      Depreciation and amortization                                                 18,682                   17,784
Common stock for services, other                                                    54,203                   30,000
     Changes in operating assets and liabilities:
Receivables                                                                       (162,672)                  11,441
Notes receivable                                                                   (90,000)                   1,000
Interest receivable                                                                    217                      (33)
Inventory                                                                          (34,829)                    1,515
Advances and prepaid expenses                                                       (7,899)                  (39,444)
                Accounts payable and accrued expenses                               24,462                   (14,140)
                Accrued salaries                                                   (25,526)                   (2,237)
                Payroll taxes and withholdings                                      11,554                       983
                Other loans and notes payable                                      (12,500)                  (62,500)
                Officer loans payable                                                    0                  (102,112)
                Lease obligations-equipment                                              0                     4,179
                Loan payable-revolving line of credit                              (34,614)                  (11,300)
                Taxes payable                                                      (26,441)                  (16,236)
                                                                                    -------                  --------

     Cash (used) by operating activities                                          (172,518)                 (380,650)
                                                                                  ---------                 ---------
INVESTING ACTIVITIES
Capital expenditures                                                               (24,157)                  (36,560)
Merchant portfolio                                                                (404,483)                        0
Residual rights purchase                                                          (268,081)                        0
Note receivable-noncurrent                                                        (500,000)                        0
Debt issuance costs                                                               (221,960)                        0
Proceeds from convertible preferred stock                                           14,789                    17,556
                                                                                    ------                    ------

Cash (used) by investing activities                                             (1,403,892)                  (19,004)
                                                                                -----------                  --------

FINANCING  ACTIVITIES
Proceeds from lease financing                                                            0                    18,392
Proceeds from convertible notes                                                    385,000                   383,354
Proceeds from exercise of warrants                                                   6,667                         0
Purchase of preferred stock from officer                                        (1,000,000)                        0
Lease obligation-payments                                                           (2,301)                   (2,606)
Proceeds from Laurus convertible debt                                            3,000,000                         0
Loan payments                                                                            0                   (12,500)
                                                                                         -                    -------

Cash  provided  by financing activities                                          2,389,366                   386,640
                                                                                 ---------                   -------
NET  INCREASE (DECREASE) IN CASH                                                   812,956                  (13,014)

CASH BALANCE BEGINNING OF PERIOD                                                    95,120                   85,463
                                                                                    ------                   ------

CASH BALANCE END OF PERIOD                                                    $    908,076             $     72,449
                                                                              ------------             ------------
Supplemental information:
      Cash paid for interest                                                  $     91,842             $     38,990
      Cash paid for income taxes                                              $          0             $          0

        The accompanying notes are an integral part of these statements.

                              PIPELINE DATA, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                 June 30, 2004


NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                    POLICIES

1. Financial Information-Basis of Presentation

     The accompanying unaudited consolidated financial statements of the parent holding company, Pipeline Data, Inc. (the "Company"); and its majority-controlled subsidiaries, SecurePay.com, Inc. ("SecurePay") and Northern Merchant Services, Inc. ("Northern Merchants), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. All significant intercompany accounts and transactions have been eliminated.

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

                                 June 30, 2004

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

5.   Accounts and Notes Receivable

     The Company uses the allowance method to account for uncollectible accounts receivable. Accounts receivable are presented net of an allowance for doubtful accounts of $6,522 and $9,729 at June 30, 2004 and December 31, 2003, respectively. During this quarter, the Company received three demand notes totaling $175,000 at the simple rate of 10% per annum and one secured promissory note in the amount of $500,000 together with interest at the rate equal to 6% per annum due on or before July 7, 2007. The $500,000 note is secured by 1,000,000 shares, subject to calls for additional shares in the event that the average closing bid price per share in any 30 day period decreases below $.65 per share.

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

                                 June 30, 2004


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

                                 June 30, 2004


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

                              PIPELINE DATA, INC.


                   NOTES TO FINANCIAL STATEMENTS (continued)

                                 June 30, 2004




NOTE B--EARNINGS (LOSS) PER SHARE

     Basic  earnings ( loss) per common share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities. The increasing number of warrants and options used in the calculation is a result of the increasing market value of the Company's common stock. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.


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

     At December 31, 2003, the Company has net operating loss carry forwards for income tax purposes of $1,886,611. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2012. The components of the net deferred tax asset as of are as follows:

         Deferred tax asset:
         Net operating loss carry forward                           $ 1,886,611
         Valuation allowance                                        $(1,886,611)
         Net deferred tax asset                                     $     -0-

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

                                 June 30, 2004

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

                                 June 30, 2004

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

     During the year ended December 31, 2003, the Company's Board of Directors approved the grant of 647,637 stock options also to key employees and independent consultants with a weighted average exercise price of $0.60. During the year a total of 100,000 stock options were forfeited that had a weighted average exercise price of $0.35. Of the 467,636 options awarded to employees during the year, vest one-third each year beginning January 1, 2004. The options awarded to the Directors at December 31, 2003, (150,001 options), vest on January 1, 2004. The independent consultant's options of 30,000 shares, vest one-third each year beginning January 1, 2004. On May 13, 2004, 1,000,000 stock options were issued to a key employee that will be issued in lots of 250,000 with strike prices from $1.50 to $2.25.

     The above options shall have piggyback registration rights and shall be included in any S-8 registration statement.

     As of June 30, 2004, the Company has reserved an aggregate of 3,547,637 shares of common stock pending the exercise of the options.

     Stock option activity is summarized as follows:

      Options outstanding at beginning of year             2,000,000
      Granted                                              1,647,637
      Exercised                                               -0-
      Forfeited                                              100,000
                                                            --------
      Options outstanding at end of the period             3,547,637

                              PIPELINE DATA, INC.

                                 June 30, 2004

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

     When the acquisitions of SecurePay and Northern Merchant Services, Inc. were purchased, certain earn-in capabilities based upon revenue milestones achieved were recorded as a contingency based on SFAS No.141-Business
Combinations. Since the future earnings was achieved during the end of this quarter, the consideration paid in stock (5,800,000 shares of common stock), was recorded as an additional cost to the Company. The Northern Merchant Services, Inc. acquisition amounted to an additional 2,000,000 shares of common stock at a price of $.22 per share and the acquisition of SecurePay.com, Inc. amounted to 3,800,000 shares of common stock at a price of $.46 per share. An additional 4,800,000 shares of common stock are being held in escrow for the earn-in capabilities with the deadline for meeting these revenue targets terminating on March 31, 2005 for SecurePay and August 31, 2005 for Northern Merchant Services, Inc.

NOTE G - SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS

     Borrowings under Revolving Line of Credit

     The Company's revolving line of credit with a major credit card company amounted to $1,614 and $36,228 at June 30, 2004 and December 31, 2003, respectively.

            Details of Short-Term Debt:

                                                                                    June 30,                     December 31,
                                                                                      2004                           2003
           Ladco Financial Group                                                $        0                       $     12,500
           Laurus Master Fund                                                   $  358,332                       $          0

            Details of Long-Term Debt:

           Officers right of mandatory redemption                               $        0                       $  2,500,000
            Laurus Master Fund                                                  $2,641,668                       $          0
            Officers' Loan Payable                                              $  100,000                       $    100,000
            8% Convertible notes                                                $1,070,423                       $    726,023

                              PIPELINE DATA, INC.


                   NOTES TO FINANCIAL STATEMENTS (continued)

                                 June 30, 2004


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

     Capital Lease Obligations:

     See Note D-Lease Agreements for lease obligation with Hewlett Packard Financial Services Company, Murray Hill, New Jersey. As of June 30, 2004, the current portion amounted to $4,839, and the long-term portion amounted to $10,738.


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

                                 June 30, 2004


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


NOTE I - DEBT/FINANCING

     On February 27, 2004, the Company entered into a Secured Convertible Term Note (the Loan Agreement) with Laurus Master Fund, LTD., c/o Ironshore Corporate Services Ltd., Grand Cayman, Cayman Islands. The Loan Agreement provided for borrowings of two million dollars, together with any accrued and unpaid interest. Interest payable on this Note shall accrue at a rate per annum equal to the "prime rate" published in The Wall Street Journal from time to time, plus two percent (2%). Amortizing payments of the aggregate principal amount outstanding under this Loan Agreement at any time shall begin on September 1, 2004 and shall recur on the first calendar day of each succeeding month thereafter until the maturity date. Monthly payments shall be $33,333.00 and will be increased to $41,667.00 from April 1, 2005 through March 1, 2007. Laurus Master Fund also agreed to make available to the Company, subject to the terms and conditions set forth in the agreement, an additional aggregate principal amount of up to $1,000,000 in increments of $500,000. This option was exercised on June 16, 2004, in the amount of $1,000,000. Under Article II of the Loan Agreement, there is a conversion repayment option. Subject to the terms of the Loan Agreement, Laurus Master Fund, LTD., shall have the sole option to determine whether to elect to accept payment of the monthly amount on each repayment date either in cash or in shares of Common Stock, or a combination of both. This election notice has to be delivered to the Company in writing by the fifth business day prior to each amortization date.

                              PIPELINE DATA, INC.

                                 June 30, 2004


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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                                SIX MONTHS ENDING
                             JUNE 30, 2003 AND 2004

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



                               PIPELINE DATA INC.

                              RESULTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                   AND SIX MONTHS ENDED June 30, 2004 AND 2003



                                                      For the years ended                 For the six months ended
                                               December 31, 2002 December 31, 2003      June 30, 2003     June 30, 2004





Revenue                                        $   3,499,820         $ 10,246,955        $ 4,705,868      $ 6,949,854
                                               -------------         ------------       -------------    ------------


Cost of goods and services sold                    2,720,701            8,532,958          3,888,774        5,557,077
                                                   ---------            ---------        -----------     ------------

          Gross profit                               779,119            1,713,997            817,094        1,392,777
                                                     -------            ---------         ----------     ------------

Operating expenses
    Salaries and payroll cost                        935,678            1,152,865            613,086          743,614
    Selling, general and administrative              504,615              773,123            359,688          422,754
    Depreciation                                       8,761               35,222             17,784           18,682
                                                       -----               ------          ---------      -----------

          Total operating expenses                 1,449,054            1,961,210            990,558        1,185,050
                                                     -------            ---------          ---------      -----------


          Net Income (loss) from operations         (669,935)            (247,213)          (173,464)         207,727

Other income and expenses
     Interest income                                  28,413               24,235             12,904           17,293
     Interest expense                                (18,062)             (76,812)           (38,990)        (112,175)
                                                     --------             --------          ---------        ---------

           Total other income (expenses)              10,351              (52,577)           (26,086)         (94,882)
                                                     --------             --------           --------       ----------

                  Income (loss)                 $  ( 659,584)         $ ( 299,790)          (199,550)         112,845
                                                -------------          -------------          -------       ----------


Basic  earnings (loss) per common share        $       (0.06)        $         (.02)           (.02)            0.01
Diluted earnings per share                                                                                      0.00
                                               ==============        ===============      ===========     ============

Weighted average shares outstanding
Basic                                              11,986,890             12,902,851        12,740,834      18,925,500
Diluted                                                                                                     28,185,240

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

Results of Operations for the three months ended June 30, 2004 as compared to the six months ended June 30, 2003.
----------------------------------------------------------------------

     For the six months ended June 30, 2004, the Company generated net revenues of $6,949,854 as compared to revenues of $4,705,868 for the six months ended June 30, 2003. The Company's cost of goods and services sold aggregated $5,557,077 as compared to $3,888,774 for the six months ended June 30, 2003, and yielded a gross profit of $1,292,777 as compared to $817,094 for the six months ended June 30, 2003. The Company's general and administrative costs aggregated approximately $225,772 for the six months ended June 30, 2004 as compared to $193,100 for the six months ended June 30, 2003, and consisted of the following categories as a percentage of revenues for the six months ended June 30, 2004:
Rent 29,787 (0.4%) Telephone 53,675 (0.8%) Legal and Professional 60,274 (0.9%).

     Management believes that it will sustain profitability. Pipeline plans to sustain profitability and meet cash flow needs going forward as follows:

     1.   Management   believes  that  the  increase  in  revenue  Pipeline  has
          experienced will continue as a result of the operations of its subsidiaries, NMSI, SecurePay and a newly created division, Pipeline Data Processing. NMSI is an Independent Sales Organization which markets and services electronic credit card authorization and payment systems to merchants located throughout the United States. NMSI's operating and growth strategies focus on expanding its customer base of small and medium-sized merchants through bank referrals, direct sales, independent sales agents, trade and other association affiliations, merchant portfolio purchases and superior customer service. SecurePay is a custom credit card transaction processor serving as a gateway intermediary between the customer and the financial networks for the acceptance of credit card payments by merchants. An integral aspect of SecurePay's operating and growth strategy focuses on offering a broad range of products and services historically unavailable to small-to-medium sized merchants, which differentiates it from the banks and Independent Sales Organization's serving this market segment. Management believes that the quality and reliability of its products and services enhance SecurePay's ability to attract and retain merchant customers. Pipeline Data Processing's core strategy is to provide wholesale payment processing solutions and services to other bank card Independent Sales Organizations. This subsidiary will become fully operational in the fourth quarter.


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

     5. Pipeline continues to actively seek capital for the acquisition of merchant portfolios.

Liquidity and Capital Resources
-------------------------------
Working Capital, Debt and Liquidity.
------------------------------------

     The Company increased its cash and cash equivalents to $908,076 at June 30, 2004 from a balance of $95,120 as of December 31, 2003.

     Net cash used by operating activities in 2004 was $172,518 for the six months ended June 30, 2004. The net income of $112,845, offset by depreciation and amortization of $18,682, the issuance of $23,870 of common stock for services, and the issuance of stock for $30,333 for interest payments, was further adjusted by a use of cash for changes in operating assets and liabilities of $172,518. Net cash used in the first six months of 2003 was $380,650.

     An audit by the Internal Revenue Service on the records of Kevin Weller and Nancy Smith-Weller d/b/a Northern Merchant Services for the 2000 tax year resulted in an additional income tax liability of $62,970 to the Internal Revenue Service and $10,033 to the State of New York. As of March 15, 2004 these liabilities were fully paid.

     Net cash used in investing activities was $1,403,892, while net cash used in investing activities for the six months ended June 30, 2003 was $19,004. During the six months ended June 30, 2004, $360,564 was invested in purchasing residual rights from our sales agents, $312,000 in the acquisition of a merchant portfolio, and $221,960 invested in the cost of our convertible loan from Laurus Master Fund, Ltd. In addition,$24,157 of funds were invested in computer and office equipment. During the first quarter of 2003, capital expenditures were primarily for computer and office equipment. We expect to continue to engage in capital spending in the ordinary course of business. Non-cash investing activities included the issuance of 5,800,000 shares of common stock to the former shareholders of Securepay.com, Inc and Northern Merchant Services Inc. in accordance with the reaching of benchmarks set in those acquisition agreements for the payment of contingent consideration

     Net cash provided by financing activities was $2,389,366 during the first six months of 2004. The Company continued to be funded in part through a net increase in convertible note issuances in the amount of $385,000 and an additional 6,667 was provided from the exercise of warrants related to these notes. In addition a 3-year convertible note in the amount of $3,000,000 was issued to Laurus Master Fund, Ltd. $1,000,000 of these funds were used to retire 2,000 shares of Series A Preferred Convertible Stock held by Kevin and Nancy Weller, $268,081 was used to purchase residual payment rights from our sales agents as well as an $312,000 of these funds were used for merchant portfolio acquisitions. Kevin Weller was issued an additional 100,000 shares of common stock as additional consideration for releasing his lien on the Northern Merchant Services, Inc. merchant portfolio. Laurus Master Fund, Ltd was also issued warrants to purchase up to 500,000 shares of stock at prices ranging from $1.25 to $1.75 per share. During the first six months of 2003, net cash of $386,640 was provided by financing activities. This was primarily from the issuance of convertible notes of $226,120 and the proceeds of lease financing for equipment purchases of $18,392. Debt repayment of $12,500 was made in 2003. Lease obligation reductions of $2,301 and $2,606 were made for the first half of 2004 and 2003, respectively.

     As of June 30, 2004, the Company had notes, capital lease obligations, and convertible debt outstanding of $3,822,829 owed to officers, directors and third parties. $3,812,091 is convertible into 5,590,726 shares of our common stock at conversion prices ranging from $0.35 to $1.20 per share. The notes mature between June 2004 and June 2007 . $1,070,427 of the debt issued as of June 30,2004 have 33% warrant coverage at conversion prices ranging from $.35 to $1.00 per share. Our weighted average interest rate was approximately 7% as of June 30,2004 excluding amortization of finance costs.

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

     Management's Review of Company Progress

     For the quarter ended June 30, 2004, Pipeline reported its first-ever net profit of $165,078, and net profit of $112,845 for the first 6 months of the year. Gross sales for the second quarter were $4,087,989 which represents a 42% increase over the prior quarter, and a 63% increase over the second quarter of 2003. EBITDA grew to $249,599 as compared to a loss of $116,053 for the second quarter of 2003, representing an increase of $365,652. Management views the top line revenue growth and newly accomplished profit margin as the result of a successful portfolio acquisition strategy, the well-executed placement of monies received from Laurus Master Fund and an overall successful execution of our business model.

     As a rapidly expanding services company, management has adopted long-term top line revenue growth as its mandate. Central to that mandate is the emphasis on our new division, Pipeline Data Processing, to provide wholesale processing to Independent Sales Organizations "ISO's". The division is headed by Pipeline's C.O.O., Kevin Smith, formerly of Concord EFS (NYSE:FDC). Management views this as an area of significant internal growth because for each ISO that the company contracts with, Pipeline should gain multiple merchant accounts. The number of accounts may range from only a few for a small ISO, to several thousand for a large one. In addition to adding top line revenue each time an ISO account is signed, the rapid boarding of merchant accounts allows Pipeline to negotiate reduced processing costs, thus further enhancing bottom line profits.

     Management expects to reinvest profits for the next foreseeable quarters towards adding depth and volume to Pipeline Data Processing. Instead of reported profits, Management believes that investors should expect a close to break even cash flow status with top line revenue growth. Through the properly directed reinvestment of resources into a segment of our business with dynamic long-term growth potential, we intend to position Pipeline for more significant future profits.

     The second quarter of 2004 saw the occurrence of several key events. The company's successful expansion into government payment processing was marked by the signing of St. Lawrence County, New York to a three-year exclusive merchant services agreement with Pipeline's subsidiary, Northern Merchant Services, Inc. "NMSI". The County will implement credit card acceptance in three phases: phase one will be delinquent property taxes and community health services, phase two will add current property tax payments, and phase three will incorporate the Department of Motor Vehicles and county clerk services. Under the terms of the agreement, NMSI will receive a portion of the revenue from all credit card transactions. Since the consummation of this agreement, additional inquiries have been received from several other government bodies.

     In May, we acquired a 1,500 merchant account portfolio from Millennium Merchant Services, Inc. The all-stock transaction represents approximately $840,000 in annual operating cash flow to Pipeline.

     In June, the company announced the appointment of Thomas W. Tesmer to Chief Technical Officer. Management views this as a significant event, because we believe there are important advantages to consolidating both our payment processing and IT systems which are currently operating in multiple locations, on multiple systems, and on multiple platforms. Through the many efficiencies that will be gained by consolidation, and Tesmer's many years of industry related IT experience, we expect that Pipeline can achieve meaningful cost savings.

     At the beginning of July, Senator Hillary Clinton (D-NY) and Congressman John McHugh (R-NY) announced that Pipeline will establish its US call center operations in St. Lawrence County, NY. The announcement was made at an economic development press conference held at the Frederic Remington Art Museum in Ogdensburg, NY. Management believes that there will be significant economies of scale to locating the call center in upstate New York, and also believes that the well-trained local work force will contribute to our competitive customer support advantage. We expect full implementation by 2005, and pending its success, will undertake further expansion into the region.

     Management has been pleased with the results of our organic sales efforts and external sales initiatives. As we look to the third quarter and beyond, we will continue to aggressively grow our wholesale processing division in order to increase internal sales, as well as aggressively acquire merchant portfolios which add enterprise value to the company. We have added several internal employees to focus exclusively on the success of our Internet marketing initiative. To date, all indications are that these new employees are contributing meaningfully towards our goals.

     The resources afforded the company by the Laurus transaction have added significantly to top line growth. We are actively exploring additional acquisition financing opportunities which are currently available, as capital appears to be abundant at this time for merchant portfolio acquisitions. The company's stock has been a stable performer in a declining market, and continues to make the prospects of more ambitious financing initiatives more likely and viable.

     In summary,  management is  reinvesting  in Pipeline Data today in order to place the company in a highly competitive position in the near future. We believe this reinvestment will result in substantial internal sales growth and profitability in 2005. Therefore, investors should not expect sequential profit growth in the near term, as more value can be achieved by reinvesting profits into the development of the wholesale channel. The opportunity and availability of additional portfolio acquisitions remains exceptional as does the availability of capital for acquisitions. We are confident in our continued ability to execute and seize the opportunities before us.

     Item 3.  Controls and Procedures

     As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Corporate Executive Committee ("CEC") and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEC and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2004.

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

     A report on Form 8-K was filed on May 25, 2004. The purpose of the Form 8K was to report Pipeline Data's acquisitions and its effect on annual operating cash flow.

     A report on Form 8-K was filed on June 1, 2004. The purpose of the Form 8K was to report 2004 first quarter results and second quarter acquisitions.

     A report on Form 8-K was filed on June 23, 2004. The purpose of the Form 8K was to report the appointment of Tom Tesmer to the position of Chief Technical Officer.

     A report on Form 8-K was filed on July 6, 2004. The purpose of the Form 8K was to report Pipeline Data's Expansion in New York.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2004

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

August 16, 2004
                                              /s/ MacAllister Smith
                                              ----------------------------------
                                              MacAllister Smith
                                              President

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

August 16, 2004
                                             /s/ Donald Grunseisen
                                              ----------------------------------
                                              Donald Grunseisen
                                              Chief Financial Officer

                           CERTIFICATIONS PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

     In connection with the Quarterly Report of Pipeline Data Inc., a Delaware corporation (the "Company"), on Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission (the "Report"), MacAllister Smith, Chief Executive Officer of the Company and , Donald Grunseisen Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350), that to his knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ MacAllister Smith

MacAllister Smith

Chief Executive Officer

August 16, 2004

/s/ Donald Grunseisen

Donald Grunseisen

Chief Financial Officer

August 16, 2004

[A signed original of this written statement required by Section 906 has been provided to Pipeline Data Inc. and will be retained by Pipeline Data Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]