Form 10QSB
period 2004-09-30
PIPELINE DATA INC
filed 2004-11-16
CIK 1086533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               PIPELINE DATA INC.
                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended September 30, 2004

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

     [X] Yes [ ] No

PIPELINE DATA INC.
SEPTEMBER 30, 2004 QUARTERLY REPORT ON FORM 10-QSB
TABLE OF CONTENTS Page Number

Special Note Regarding Forward Looking Information............................ 1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements...................................................2
Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations................................................. 9
Item 3. Controls and Procedures........... ........... ...................... 11

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

              QUARTERLY REPORT ON FORM 10QSB FOR PIPELINE DATA INC.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004 discusses financial projections, information or expectations about the products or markets of our company, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2004, and the results of its operations and changes in its financial position from January 1, 2003, through September 30, 2004, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

INDEX TO FINANCIAL STATEMENTS



Part 1 - Financial Information                                             Page

Item 1 - Financial Statements


            Balance Sheets as of September 30, 2004  (unaudited)  and
               December 31, 2003                                            F-4


            Statements of Operations for the nine months ended
               September 30, 2004and 2003 (unaudited)                       F-5

            Statements of Operations for the three months ended
               September 30, 2004 and 2003 (unaudited)                      F-6

            Statement of Stockholders' Equity  for the nine months ended
               September 30, 2004 (unaudited)                               F-7

            Statements of Cash Flows for the nine months ended
               September 30, 2004 and 2003 (unaudited)                      F-8

            Notes to Financial Statements                            F-9 - F-23

                           DRAKEFORD & DRAKEFORD, LLC
                          CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of Pipeline Data, Inc.

     We have reviewed the accompanying balance sheet of Pipeline Data, Inc. as of September 30,2004, and the related statements of operations and of cash flows for the nine months periods ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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



/S/Drakeford & Drakeford, LLC
-------------------------------------

November 11, 2004

                               PIPELINE DATA, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                               September 30, 2004     December 31, 2003
                                                                                   (Unaudited)
                                   ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                    $    3,595,563         $       95,120
    Accounts receivable                                                                 428,270                294,957
     Interest receivable                                                                  4,896                  5,394
     Inventory                                                                           63,724                 21,910
     Advances and prepaid expenses                                                       57,295                 51,316
     Notes receivable                                                                   181,000                 85,000
                                                                                        -------                 ------
           Total current assets                                                       4,330,748                553,697
                                                                                      ---------                -------
PROPERTY AND EQUIPMENT, net                                                             291,441                135,258
                                                                                        -------                -------
OTHER ASSETS
     Investment-preferred stock                                                         148,949                172,309
     Merchant portfolio                                                               5,148,599              2,500,000
     Residual rights purchase                                                           316,228                      0
     Debt issuance costs                                                                428,147                      0
     Note receivable                                                                    500,000                      0
     Deposits                                                                            31,867                    850
     Goodwill                                                                         2,364,005                176,005
                                                                                      ---------                -------
              Total other assets                                                      8,937,795              2,849,164
                                                                                      ---------              ---------
                       TOTAL ASSETS                                              $   13,559,984           $  3,538,119
                                                                                 --------------           ------------
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable and accrued expenses                                          $    435,880          $     306,183
    Accrued salaries                                                                     69,331                 72,974
    Payroll taxes and withholdings                                                       58,713                 50,586
    Taxes payable                                                                         5,825                 30,942
    Lease obligations-equipment                                                           9,067                  4,839
    Loan payable-revolving line of credit                                                 1,614                 36,228
    Laurus Master Fund convertible debt-current                                         483,333                      0
    Notes payable                                                                             0                 12,500
                                                                                              -                 ------
            Total current liabilities                                                 1,063,763                514,252
                                                                                      ---------                -------
LONG-TERM LIABILITIES
     Lease obligations-equipment                                                         70,576                 13,039
     Officer loans payable                                                              100,000                100,000
     Officers right of mandatory redemption                                                   0              2,500,000
     Laurus Master Fund convertible debt                                              5,450,001                      0
     Notes payable-convertible 8%                                                     1,015,423                726,023

            Total long-term liabilities                                               6,636,000              3,339,062

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, authorized 5,000,000 shares $.001 par value each. At
     September 30, 2004 and December 31, 2003, there are 0 and
     5,000 shares outstanding, respectively                                                   0                      5
     Common stock authorized 95,000,000 shares, $.001
     each. At September  30, 2004 and December  31, 2003, there are
     24,948,645 and 13,146,250 shares outstanding respectively                           24,959                 13,146
     Additional paid-in capital                                                       7,666,355              1,451,821
    Retained Earnings (deficit)                                                      (1,831,093)            (1,780,167)
                                                                                     -----------            -----------
         Total stockholders' equity (deficit)                                         5,860,221               (315,195)
                                                                                      ---------               ---------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $    13,559,984          $   3,538,119
                                                                                ===============          ==============
The accompanying notes are an integral part of these statements.


                               PIPELINE DATA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited





                                                                                        For the nine months ended
                                                                           September 30, 2004            September 30, 2003


Revenue                                                                    $    11,122,193           $  7,285,318
                                                                           ---------------           ------------
Cost of services sold                                                            8,822,397              5,920,300
Cost of goods sold                                                                 128,505                129,192
                                                                                   -------                -------
         Total cost of goods and services sold                                   8,950,902              6,049,492
                                                                                 ---------              ---------
          Gross profit                                                           2,171,291              1,235,826
                                                                                 ---------              ---------
Operating Expenses
    Salaries and payroll cost                                                    1,299,008                893,818
    Selling, general and administrative                                            703,333                544,999
    Depreciation and amortization                                                   29,346                 26,242

          Total operating Expenses                                               2,031,687              1,465,059


          Net income (loss) from operations                                        139,604               (229,233)

Other income and expenses
     Interest income                                                                40,095                 18,645
     Interest expense                                                             (230,625)               (56,230)
                                                                                  ---------               --------
           Total other income (expenses)                                          (190,530)               (37,585)
                                                                                  ---------               --------
                  Income (loss)                                                $   (50,926)        $     (266,818)
                                                                               ------------        ---------------


Basic  earnings (loss) per common share                                     $         .00        $           (.02)
                                                                            ==============       =================
    Weighted average shares outstanding
     Basic                                                                      19,735,738             12,740,834

The accompanying notes are an integral part of these statements.

                               PIPELINE DATA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited


                                                                                For the three months ended
                                                                           September 30, 2004           September 30, 2003

Revenue                                                                    $     4,172,339           $  2,579,450
                                                                           ---------------           ------------
Cost of services sold                                                            3,364,555              2,114,743
Cost of goods sold                                                                  29,270                 45,975
                                                                                    ------                 ------

         Total cost of goods and services sold                                   3,393,825              2,160,718
                                                                                 ---------              ---------
          Gross profit                                                             778,514                418,732
                                                                                   -------                -------
Operating Expenses
    Salaries and payroll cost                                                      555,394                280,732
    Selling, general and administrative                                            280,579                185,311
    Depreciation and amortization                                                   10,664                  8,458
                                                                                    ------                  -----
          Total operating Expenses                                                 846,637                474,501
                                                                                   -------                -------

          Net income (loss) from operations                                        (68,123)               (55,769)

Other income and expenses
     Interest income                                                                22,802                  5,741
     Interest expense                                                             (118,450)               (17,240)
                                                                                  ---------               --------
           Total other income (expenses)                                           (95,648)               (11,499)
                                                                                   --------               --------
                  Income (loss)                                               $   (163,771)         $     (67,268)
                                                                              -------------         --------------


Basic  earnings (loss) per common share                                    $         (.01)       $           (.01)
                                                                           ===============       =================


    Weighted average shares outstanding
     Basic                                                                      24,832,494             12,774,945


The accompanying notes are an integral part of these statements



                               PIPELINE DATA, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                    Unaudited

                                                                                        Additional
                                                                 Common stock            Paid-in       Accumulated
                                                           Shares         Amount         Capital          Loss           Total


Balance at December 31, 2003                            13,146,250        $  13,146     $ 1,451,821    $ (1,780,167)$  (315,195)

  Conversion of 3,000 shares of series A preferred
     conv. stock to 3,000,000 shares of common           3,000,000           3,000        1,497,000                       1,500,000

  ( 5,000 shares of series A preferred conv.)                                                     5
Canceled

Issuance of common stock for services                      156,252            156            93,344                          93,500

Issuance of common stock for residual rights                32,952             33            29,967                          30,000

Issuance of common stock for additional portfolio          100,000            100            99,900                         100,000

Issuance of common stock for additional portfolio        2,421,000          2,421         2,103,829                       2,106,250

Issuance of common stock-employment agreements              29,173             40            50,276                          50,316

Exercise of warrants                                        28,571             29             9,971                          10,000

Conversion of 8% conv. note to common stock                 57,143             57            19,943                          20,000

Issuance of common stock for interest                      118,161            118            74,958                          75,076

Issuance of common stock due to earnings level           5,800,000          5,800         2,182,200                       2,188,000

Issuance of common stock for note payment                   59,143             59            53,141                          53,200

Net loss for the nine months ended
    September  30, 2004                                                                      ______         (50,926)       (50,926)
                                                                --              -                           --------       --------
Balance at September 30, 2004 (unaudited)                24,948,645    $   24,959     $   7,666,355   $  (1,831,093)  $   5,860,221
                                                         ==========    ==========     =============   =============   =============

The accompanying notes are an integral part of this statement.


                              PIPELINE DATA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                                                  For the nine                For the nine
                                                                                  months ended                months ended
                                                                               September 30, 2004         September 30, 2003
OPERATING ACTIVITIES
    Net income (loss)                                                              $   (50,926)            $   (266,818)
    Adjustments for noncash and nonoperating items:
            Depreciation and amortization                                               29,346                   26,242
         Conversion of 8% convertible note                                               5,800                   15,234
         Common stock for services, other                                              249,646                   30,000
     Changes in operating assets and liabilities:
         Receivables                                                                  (133,313)                   7,505
         Notes receivable                                                             (596,000)                   1,000
         Interest receivable                                                               498                      269
         Inventory                                                                     (41,814)                  (7,452)
          Deposits                                                                     (31,017)                       0
         Advances and prepaid expenses                                                  (5,979)                 (37,575)
                Accounts payable and accrued expenses                                  129,697                   92,830
                Accrued salaries                                                        (3,643)                  (1,704)
                Payroll taxes and withholdings                                           8,127                  (14,996)
                Other loans and notes payable                                          (12,500)                (100,000)
                Officer loans payable                                                        0                 (105,537)
                Lease obligations-equipment                                              4,228                    4,608
                Loan payable-revolving line of credit                                  (34,614)                 (11,300)
                Taxes payable                                                          (25,117)                 (24,896)
                                                                                       --------                 --------

     Cash (used) by operating activities                                              (507,581)                (392,590)
                                                                                      ---------                ---------

INVESTING ACTIVITIES
    Capital expenditures                                                              (185,529)                 (41,924)
    Merchant portfolio                                                                (442,369)                       0
    Residual rights purchase                                                          (316,228)                       0
    Debt issuance costs                                                               (428,147)                       0
    Proceeds from convertible preferred stock                                           23,360                   26,761

    Cash (used) by investing activities                                             (1,348,913)                 (15,163)

FINANCING  ACTIVITIES
    Proceeds from lease financing                                                       60,988                   18,392
    Proceeds from convertible notes                                                    289,400                  383,120
    Proceeds from exercise of warrants                                                  10,000                        0
    Proceeds from common stock issued for cash                                               0                   46,873
    Purchase of preferred stock from officer                                        (1,000,000)                       0
    Lease obligation-payments                                                           (3,451)                  (4,053)
    Proceeds from Laurus convertible debt                                            6,000,000                        0
    Loan payments                                                                            0                  (12,500)
                                                                                             -                  --------

    Cash  provided  by financing activities                                          5,356,937                  431,832
                                                                                     ---------                  -------
NET  INCREASE (DECREASE) IN CASH                                                     3,500,443                   24,079

    CASH BALANCE BEGINNING OF PERIOD                                                    95,120                   85,463
                                                                                        ------                   ------

    CASH BALANCE END OF PERIOD                                                   $   3,595,563             $    109,542
                                                                                 -------------             ------------
    Supplemental information:
          Cash paid for interest                                                 $      96,207             $     56,230
          Cash paid for income taxes                                          $               0         $             0

The accompanying notes are an integral part of these statements.

                               PIPELINE DATA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2004

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                    POLICIES

1. Financial Information-Basis of Presentation

     The accompanying unaudited consolidated financial statements of the parent holding company, Pipeline Data, Inc. (the "Company"); and its majority-controlled subsidiaries, Pipeline Data Processing, Inc., SecurePay.com, Inc. ("SecurePay") and Northern Merchant Services, Inc. ("Northern Merchants), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. All significant intercompany accounts and transactions have been eliminated.

2.   Cash Equivalents

     Investments having an original maturity of 90 days or less that are readily convertible into cash have been included in, and are a significant portion of, the cash and cash equivalents balances.

3.       Inventories

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

                               September 30, 2004

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

      5.   Accounts and Notes Receivable

     The Company uses the allowance method to account for uncollectible accounts receivable. Accounts receivable are presented net of an allowance for doubtful accounts of $7,797 and $9,729 at September 30, 2004 and December 31, 2003, respectively.

     The Company has four demand notes totaling $181,000 at the simple rate of 10% per annum and one secured promissory note in the amount of $500,000 together with interest at the rate equal to 6% per annum due on or before July 7, 2007. The $500,000 note is secured by 1,000,000 shares, subject to calls for additional shares in the event that the average closing bid price per share in any 30 day period decreases below $.65 per share.

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

                               September 30, 2004


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

                               September 30, 2004


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

                               September 30, 2004

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

                               PIPELINE DATA, INC.

                               September 30, 2004

NOTE D - COMMITMENTS AND CONTINGENCIES

     Lease agreements

     The offices of the Company's subsidiary, SecurePay, Inc. are located at 1599 Washington Street, Braintree, Massachusetts at a monthly rental of $1,410. The term of this lease shall be for three years with self-renewing unless terminated in writing no later than one hundred and eighty (180) days before each expiration. Each lease year shall be subject to a rent increase not to exceed the most current consumer price index increase from the prior year. Each extension shall be for the same terms as the original lease. The operations center for SecurePay is located at 13339 North Central Expressway Suite 100, Dallas, Texas. This is a four year lease that commenced on June 2002. An initial deposit of $850 and monthly rental of $768 is required on the leased square foot area of 865 square feet. The office's of Northern Merchant Services, Inc. is located in Brasher Falls, New York, and has an annual lease with Kevin and Nancy Weller, officers' of the Company. The lease commenced on September 2002, with monthly rental of $1,000. The lease can be renewed annually with the option of the landlord not to renew, with just cause. As of September 22, 2004, the Company expanded it's operations center to One Point Royal, 4400 Northpoint Parkway, Alpharetta, Georgia and signed a lease with Highwoods DLF 98/29, LP. This is a sixty-two month lease with annual rent from $38,070 to $64,273. Total base rent for the sixty-two months is $304,699.04.

     On January 28, 2003, the Company entered into a capital equipment lease with Hewlett Packard Financial Services Company, Murray Hill, New Jersey. The initial term of the lease is for a period of 48 months with a base lease amount of $661.77 per month and an advance lease payment of $1,412.87. The lease has an equipment purchase option on " all or none" and "as-is, where-is" basis, without any representations or warranties, including no warranties of merchantability or fitness for a particular purpose. The equipment consist of five servers ($17,025), ten network products ($1,986.60), and four units of software ($3,559.50). The Company has an option to renew the Lease at the then Fair Market Rental Value and also has an option to return the equipment on or before the last day of the Lease term or purchase the equipment for $1.00. On July 1, 2004, the Company entered into two capital leases with American Express Business Finance for software installation services and equipment and MAS200 software. Both leases are for a term of sixty months with a buyout option of $1.00. Monthly payments on the equipment and software are $908.03 and $256.60 for the software installation services. On September 16, 2004, the Company entered into a capital lease with Ikon Financial Services for fax, copier and printer equipment. This lease is for a term of sixty months with a buyout option of $1.00 and monthly payments of $520.16.

                               PIPELINE DATA, INC.


                    NOTES TO FINANCIAL STATEMENTS (continued)

                               September 30, 2004



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

     During the year ended December 31, 2003, the Company's Board of Directors approved the grant of 647,637 stock options also to key employees and independent consultants with a weighted average exercise price of $0.60. During the year a total of 100,000 stock options were forfeited that had a weighted average exercise price of $0.35. Of the 467,636 options awarded to employees during the year, vest one-third each year beginning January 1, 2004. The options awarded to the Directors at December 31, 2003, (150,001 options), vest on January 1, 2004. The independent consultant's options of 30,000 shares, vest one-third each year beginning January 1, 2004. On May 13, 2004, 1,000,000 stock options were issued to a key employee that will be issued in lots of 250,000 with strike prices from $1.50 to $2.25. During the quarter ended September 30, 2004, the new chief technology officer was granted 1,500,000 options that vest one-third in July 2005, one-third July 2006, and one-third July 2007 with strike prices at $1.50 to $3.00.

     The above options shall have piggyback registration rights and shall be included in any S-8 registration statement.

     As of September 30, 2004, the Company has reserved an aggregate of 5,047,637 shares of common stock pending the exercise of the options.

         Stock option activity is summarized as follows:

      Options outstanding at beginning of year             2,000,000
      Granted                                              3,147,637
      Exercised                                                  -0-
      Forfeited                                              100,000
                                                            --------
      Options outstanding at end of the period             5,047,637

                               PIPELINE DATA, INC.

                               September 30, 2004

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

NOTE G - SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS

         Borrowings under Revolving Line of Credit

     The Company's revolving line of credit with a major credit card company amounted to $1,614 and $36,228 at September 30, 2004 and December 31, 2003, respectively.

         Details of Short-Term Debt:

                                                                                September 30,                          December 31,
                                                                                  2004                                       2003


           Ladco Financial Group                                              $             0                        $      12,500
           Laurus Master Fund                                                 $       483,333                        $           0

         Details of Long-Term Debt:

           Officers right of mandatory redemption                            $               0                       $    2,500,000
         Laurus Master Fund                                                  $       5,450,001                       $            0
            Officers' Loan Payable                                           $         100,000
            8% Convertible notes                                             $       1,015,423                       $      726,023

                               PIPELINE DATA, INC.

                               September 30, 2004


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

            Capital Lease Obligations:

     See Note D-Lease Agreements for lease obligation with Hewlett Packard Financial Services Company, Murray Hill, New Jersey, American Express Business Finance and Ikon Financial Services. As of September 30, 2004, the current portion amounted to $9,067, and the long-term portion amounted to $70,576.


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

                               September 30, 2004


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

     On August 31, 2004, the Company entered into another Secured Convertible Term Note with Laurus Master Fund, LTD. in the amount of three million dollars which is convertible into shares of the Company's common stock, $.001 par value per share at an initial fixed conversion price of $1.00 per share of common stock.

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

                               September 30, 2004


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

     All stock conversion prices and exercise prices are subject to adjustment for stock splits, stock dividends or similar events. In conjunction with the term loan, Laurus Capital Management, LLC was paid a fee of $105,000.

     Of the $2,000,000 from Laurus Master Fund, $1,000,000 was used to repurchase 2,000 shares of Pipeline Data, Inc.'s preferred stock from Kevin and Nancy Weller.

     On August 31, 2004, the Company entered into a Common Stock Purchase Warrant with Laurus Master Fund, LTD., that entitles Laurus Master Fund to purchase from the Company, from and after the Issue Date, and at any time or from time to time before August 31, 2011, up to 600,000 fully paid and nonassessable shares of common stock, $.001 par value per share, at the applicable exercise price per share as follows:

     (i) a price of $1.25 -125% of the Fixed Conversion Price for the first 200,000 shares acquired,

     (ii) a price of $1.50 -125% of the Fixed Conversion Price for the next 200,000 shares acquired,

     (iii) a price of $1.75 -125% of the Fixed Conversion Price for any additional shares acquired.

     All stock conversion prices and exercise prices are subject to adjustment for stock splits, stock dividends or similar events. In conjunction with the term loan, Laurus Capital Management, LLC was paid a fee of $125,000.


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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                               NINE MONTHS ENDING
                           SEPTEMBER 30, 2003 AND 2004

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

     We recognize revenue when it is earned and record accounts receivable at that time. We do not account for revenue based on contractual arrangements in advance of their being earned. Our subsidiaries derive revenues primarily from the electronic processing of credit, charge and debit card transactions that are authorized and captured through third-party networks. Typically, merchants are charged for these processing services based on a percentage of the dollar amount of each transaction and in some instances, additional fees are charged for each transaction. Certain merchant customers are charged a flat fee per transaction and also may be charged miscellaneous fees, including fees for handling charge-backs, monthly minimums, equipment rentals, sales or leasing and other miscellaneous services. Revenues are reported gross of amounts paid to sponsor banks, as well as interchange and assessments paid to credit card associations (MasterCard and Visa) under revenue sharing agreements pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. We do not account for revenue based on contractual arrangements in advance of their being earned. In May of 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150- Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset. The effective date of SFAS NO. 150 is the beginning of the first interim period beginning after June 15, 2003. Also, restatement of financial statements of prior periods presented is not permitted.

     Accounting for Goodwill and Intangible Assets. In July 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their useful lives. This Statement was effective for the Company's 2003 fiscal year. However, goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the non-amortization and amortization provisions of this Statement. The adoption of SFAS 142 did not have an impact on the Company's results of operations, financial position or cash flows.

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


                               PIPELINE DATA INC.

                              RESULTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                AND NINE MONTHS ENDED September 30, 2004 AND 2003



                                                      For the years ended                 For the nine months ended
                                               December 31, 2002 December 31, 2003      Sept 30, 2003     Sept 30, 2004

Revenue                                        $   3,499,820         $ 10,246,955        $ 7,285,318      $11,122,193
                                               -------------         ------------       -------------    ------------


Cost of goods and services sold                    2,720,701            8,532,958          6,049,492        8,950,902
                                                   ---------            ---------        -----------     ------------

          Gross profit                               779,119            1,713,997          1,235,826        2,171,291
                                                     -------            ---------         ----------     ------------

Operating expenses
    Salaries and payroll cost                        935,678            1,152,865            893,818        1,299,008
    Selling, general and administrative              504,615              773,123            544,999          703,333
    Depreciation                                       8,761               35,222             26,242           29,346
                                                       -----               ------          ---------      -----------

          Total operating expenses                 1,449,054            1,961,210          1,465,059        2,031,687
                                                     -------            ---------          ---------      -----------


          Net Income (loss) from operations         (669,935)            (247,213)          (229,233)         139,604

Other income and expenses
     Interest income                                  28,413               24,235             18,645           40,095
     Interest expense                                (18,062)             (76,812)           (56,230)        (230,625)
                                                     --------             --------          ---------        ---------

           Total other income (expenses)              10,351              (52,577)           (37,585)        (190,530)
                                                     --------             --------           --------       ----------

                  Income (loss)                 $  ( 659,584)         $ ( 299,790)          (266,818)         (50,926)
                                                -------------          -------------          -------       ----------


Basic  earnings (loss) per common share        $       (0.06)        $         (.02)           (.02)            0.00

                                               ==============        ===============      ===========     ============

Weighted average shares outstanding
Basic                                              11,986,890             12,902,851        12,740,834      19,735.738


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

Results of Operations for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.
---------------------------------------------------------------------

     For the nine months ended September 30, 2004, the company generated net revenues of $11,122,193 as compared to revenues of $7,285,318 for the nine months ended September 30, 2003. The company's cost of goods and services sold aggregated $8,950,902 as compared to $6,049,492 for the nine months ended September 30, 2003 and yielded a gross profit of $2,171,291 as compared to $1,235,826 for the nine months ended September 30, 2003. The company's general and administrative costs aggregated approximately $703,333 for the nine months ended September 30, 2003 as compared to $544,999 for the nine months ended September 30, 2003 consisting of the following categories as a percentage of revenues for the nine months ended September 30, 2004: Rent 47,510 (0.4%) Telephone 86,396 (0.8%) Legal and Professional 100,520 (.9%) Commissions and fees 39,970 (.4%) Advertising 29,700 (0.3%) Vehicle expense 18,445 (0.2%)
Contract labor 21,139 (0.3%) Travel & Entertainment 52,397 (0.7%) Supplies 7,593 (0.1%) Office supplies & expense 11,137 (0.2%)

     Management believes that it will meet cash flow needs going forward as follows:

     1.   Management   believes  that  the  increase  in  revenue  Pipeline  has
          experienced will continue as a result of the operations of its subsidiaries, NMSI, SecurePay and a newly created division, Pipeline Data Processing. NMSI is an Independent Sales Organization which markets and services electronic credit card authorization and payment systems to merchants located throughout the United States. NMSI's operating and growth strategies focus on expanding its customer base of small and medium-sized merchants through bank referrals, direct sales, independent sales agents, trade and other association affiliations, merchant portfolio purchases and superior customer service. SecurePay is a custom credit card transaction processor serving as a gateway intermediary between the customer and the financial networks for the acceptance of credit card payments by merchants. An integral aspect of SecurePay's operating and growth strategy focuses on offering a broad range of products and services historically unavailable to small-to-medium sized merchants, which differentiates it from the banks and Independent Sales Organization's serving this market segment. Management believes that the quality and reliability of its products and services enhance SecurePay's ability to attract and retain merchant customers. Pipeline Data Processing's core strategy is to provide wholesale payment processing solutions and services to other bank card Independent Sales Organizations. This subsidiary become operational at the end of the third quarter.


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

          On March 14, 2002, Accu-Search renegotiated their note with us. We agreed to convert the $200,000 note with interest totaling $224,000 into preferred stock of Accu-Search. They also paid an upfront payment of $4,000 in cash. In addition, Accu-Search will provide Pipeline Data two years' Web access to Accu-Search's on-line data and map system. Contracts were finalized and signed and monies delivered on or about July 12th, 2002. During 2003, $63,528 was received from Accu-Search representing payments of interest of $24,620 and a partial redemption of Accu-Search's preferred shares of $38,908. Interest received during the first nine months of 2004 was $15,503.96.

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

Liquidity and Capital Resources
-------------------------------
Working Capital, Debt and Liquidity.
------------------------------------

     The Company increased its cash and cash equivalents to $3,595,563 at September 30, 2004 from a balance of $95,120 as of December 31, 2003.

     Net cash used by operating activities in 2004 was $507,581 for the nine months ended September 30, 2004. The net loss of $50,926, offset by depreciation and amortization of $29,346, the issuance of $218,629 of common stock for services, and the issuance of stock for $5,800 for accrued interest on convertible notes was further adjusted by a use of cash for changes in operating assets and liabilities of $710,430. Net cash used in the first nine months of 2003 was $507,581.


     Net cash used in investing activities was $1,348,913, while net cash used in investing activities for the nine months ended September 30, 2003 was $15,163. During the nine months ended September 30, 2004, $316,228 was invested in purchasing residual rights from our sales agents, $442,369 in the acquisition of a merchant portfolio, and $428,147 invested in the cost of our convertible loan from Laurus Master Fund, Ltd. In addition, $185,529 of funds were invested in computer and office equipment. During the first nine months of 2003, capital expenditures were primarily for computer and office equipment. We expect to continue to engage in capital spending in the ordinary course of business.
Non-cash investing activities included the issuance of 5,800,000 shares of common stock to the former shareholders of Securepay.com, Inc and Northern Merchant Services Inc. in accordance with the reaching of benchmarks set in those acquisition agreements for the payment of contingent consideration.

     Net cash provided by financing activities was $5,356,937 during the first nine months of 2004. The Company continued to be funded in part through a net increase in convertible note issuances in the amount of $289,400 and an additional 10,000 was provided from the exercise of warrants related to these notes. In addition two 3-year convertible notes in the amount of $3,000,000 each, were issued to Laurus Master Fund, Ltd. $1,000,000 of these funds were used to retire 2,000 shares of Series A Preferred Convertible Stock held by Kevin and Nancy Weller, $316,228 was used to purchase residual payment rights from our sales agents as well as an $442,369 of these funds were used for merchant portfolio acquisitions. Kevin Weller was issued an additional 100,000 shares of common stock as additional consideration for releasing his lien on the Northern Merchant Services, Inc. merchant portfolio. Laurus Master Fund, Ltd was also issued warrants to purchase up to 1,100,000 shares of stock at prices ranging from $1.25 to $1.75 per share. During the first nine months of 2003, net cash of $431,832 was provided by financing activities. This was primarily from the issuance of convertible notes of $383,120 and the proceeds of lease financing for equipment purchases of $18,392. Debt repayment of $12,500 was made in 2003. Lease obligation reductions of $3,451 and $4,053 were made for the first nine months of 2004 and 2003, respectively.

     As of September 30, 2004, the Company had notes, capital lease obligations, and convertible debt outstanding of $6,636,000 owed to officers, directors and third parties. $6,565,424 is convertible into 8,140,726 shares of our common stock at conversion prices ranging from $0.35 to $1.20 per share. The notes mature between June 2004 and August 2007. $1,015,423 of the debt issued as of September 30,2004 have 33% warrant coverage at conversion prices ranging from $.35 to $1.00 per share. Our weighted average interest rate was approximately 5% as of September 30 ,2004 excluding amortization of finance costs.

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

     Management believes that it will be able to fund the Company through its present cash position and the continuation of revenue producing activities by its subsidiaries, SecurePay, NMSI and Pipeline Data Processing as well as the acquisition of additional merchant accounts and their underlying cash streams. We may need to seek further capital through exercise of its warrants or by other capital raising needs in order to continue to grow the Company.

     Management's Review of Company Progress

     For the quarter ended September 30, 2004, Pipeline reported a net loss of $163,771, and net loss of $50,926 for the first nine months of the year. Gross sales for the third quarter were $4,172,339 which represents a 2% increase over the prior quarter (which management views as in line with third quarter performance as compared to the prior year due to seasonal merchant account activity), and a 62% increase over the third quarter of 2003. EBITDA grew to $214,478 as compared to a loss of $183,985 for the first nine months of 2003, representing an increase of $398,463. Management views the top line revenue growth as the result of a successful portfolio acquisition strategy, the well-executed placement of monies received from Laurus Master Fund and an overall successful execution of our business model.

     We have adopted long-term top line revenue growth as our principal objective. Central to this objective is the ability to provide wholesale processing to Independent Sales Organizations (ISO's). In the 2nd quarter of 2004, we addressed the need for a wholesale processing division by establishing Pipeline Data Processing, Inc (PDP) with Kevin Smith, formerly of Concord EFS (NYSE: FDC) as its President and Chief Operating Officer.

     We view this as an area of significant opportunity for internal growth, because we believe that for each ISO with which we contract , the company should gain on a monthly basis, multiple merchant accounts. The number of accounts may range from only a few for a small ISO, to several hundred a month for a large one. In addition to adding top line revenue each time an ISO account is signed, the rapid boarding of merchant accounts, allows us to negotiate reduced processing costs on all of our existing accounts, thus further enhancing bottom-line profits.

     In the third quarter of 2004, suitable office space for PDP was identified in Alpharetta, GA and a lease for the premises was executed. On September 28, 2004, we announced to the credit card processing industry that Pipeline Data Processing was operational. The state-of-the-art facility enables us to provide application processing, risk management and a complete suite of payment tools to ISO's. Other offerings include customized interfaces and reporting, gift and loyalty products, gateway products, wireless tools and tailored retail solutions.

     We expect that the division will centralize related cross-company functions and costs and generally provide operating efficiencies throughout the organization. An outlay of approximately $330,000 was required in the creation of PDP for systems/software installations, related equipment, personnel etc. Management believes that without this investment and related start-up costs, Pipeline Data would have been profitable for the third quarter. The PDP facility, as presently constituted, has sufficient capacity to board approximately 1,500 to 2,000 new merchant accounts monthly. Although some revenue was recognized by PDP during its brief period of operation during the quarter, we anticipate the division to be a primary source of revenue growth in 2005, based on the performance we have seen to date.

     With  the  completion  of  our  Atlanta  facility,   our  core  operational
infrastructure has been fully built out. This facility will give us the opportunity to reduce costs by: centralizing operations, thus increasing our capacity to handle new business. This facility will serve as a merchant services wholesaler and allow us to further gain economies of scale which previously were non-existent. We believe that the majority of key personnel have now been hired and the majority of the fixed costs to set up this facility have now been expended, such that we can board and support upwards of 50,000 merchant accounts.

     On September 13, 2004, we announced that we entered into a second financing arrangement with Laurus Master Fund, Ltd. for $3.0 million in financing. Under the arrangement, we issued $3,000,000 of our convertible term notes at a conversion price of $1.00 to Laurus Funds. Laurus Funds also was issued warrants to purchase up to 600,000 shares of Pipeline's common stock at exercise prices ranging between $1.25 and $1.75 per share.


     During the past quarter, we have been engaged in discussions with potential acquisition candidates within our industry, which resulted in several portfolio acquisitions late in the third quarter. We deployed $600,000 in funds in order to acquire several merchant credit card portfolios, as announced on October 28th. The acquisitions represent approximately $350,000 in annual operating cash flow to the company, and will begin to be reflected in fourth quarter 2004 financial results. Management expects to deploy additional funds for suitable acquisitions.

     Item 3.  Controls and Procedures

     As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Corporate Executive Committee ("CEC") and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEC and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2004.

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

Date: November 15, 2004

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

November 15, 2004
                                              /s/ MacAllister Smith
                                              ----------------------------------
                                              MacAllister Smith
                                              President

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

November 15, 2004
                                             /s/ Donald Grunseisen
                                              ----------------------------------
                                              Donald Grunseisen
                                              Chief Financial Officer

                           CERTIFICATIONS PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

     In connection with the Quarterly Report of Pipeline Data Inc., a Delaware corporation (the "Company"), on Form 10-Q for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission (the "Report"), MacAllister Smith, Chief Executive Officer of the Company and , Donald Grunseisen Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.
1350), that to his knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)  The  information  contained  in the  Report  fairly  presents,  in all material respects, the financial condition and result of operations of the Company.
                                                 /s/ MacAllister Smith
                                                 ---------------------
                                                 MacAllister Smith
                                                 Chief Executive Officer

November 15, 2004

/s/ Donald Grunseisen
----------------------
Donald Grunseisen
Chief Financial Officer
November 15, 2004

[A signed original of this written statement required by Section 906 has been provided to Pipeline Data Inc. and will be retained by Pipeline Data Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]