Form 10KSB
period 2004-12-31
PIPELINE DATA INC
filed 2005-03-31
CIK 1086533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               PIPELINE DATA INC.
                                   Form 10-KSB


X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

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

                 1515 Hancock Street, Suite 301, Hancock Plaza,
                        Quincy, Massachusetts 02169-5243
         ---------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (781)843-3812
         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock $0.001 par value

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     State issuer's revenues for its most recent fiscal year. $15,565,134.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of December 31, 2004, there were 26,102,022 shares of the registrant's common stock, par value $0.001 issued and outstanding. As of March 10, 2005, the market value of securities held by non-affiliates is $8,261,581 based on the average of the high and low bid prices as reported by Yahoo.com. on March 10, 2005, $1.19. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 26,373,928 shares of common stock, par value $0.001, as of March 28, 2005.


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

                                TABLE OF CONTENTS


Item Number and Caption

PART I

ITEM 1. Business.............................................................. 2

ITEM 2. Properties............................................................30

ITEM 3. Legal Proceedings.....................................................30

ITEM 4. Submission of Matters to a Vote of Security Holders...................30

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters..............31

ITEM 6. Management's Discussion and Analysis of Financial Condition and
               Results of Operations..........................................35

ITEM 7. Financial Statements................................................. 45

ITEM 8. Changes in and Disagreements with Accountants on
               Accounting and Financial Matters.............................. 68

PART III

ITEM 9. Directors and Executive Officers..................................... 69

ITEM 10. Executive Compensation.............................................. 71

ITEM 11. Security Ownership of Certain Beneficial Owners and
            Management....................................................... 75

ITEM 12. Certain Relationships and Related Transactions...................... 78

ITEM 13. Exhibits ........................................................... 81

Item 14.Principal Accountant Fees and Services............................... 83

               ANNUAL REPORT ON FORM 10KSB FOR PIPELINE DATA INC.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Annual Report on Form 10-KSB for the year ended December 31, 2004 discusses financial projections, information or expectations about the products or markets of our company, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Annual Report, in "Management's Discussion and Analysis". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report. When considering such forward-looking statements, readers should keep in mind the risks referenced above and the other cautionary statements in this Annual Report.

                                     PART I

Item 1. Business.


Overview of our Business and our Development

     We are an integrated provider of merchant payment processing services and related software products. We deliver credit and debit card-based payment processing solutions primarily to small to medium-sized merchants who operate either in a physical "brick and mortar" business environment, over the Internet, or in mobile or wireless settings via cellular-based wireless devices. We also target new customers for our mobile wireless transaction processing and municipal payment processing services. As of December 31, 2004, we provided our services to approximately 15,000 active merchants located throughout the United States. We were formed as a Delaware corporation in June 1997.

     We believe our experience and knowledge in providing payment processing services to small and medium-sized merchants gives us the ability to effectively evaluate and manage the payment processing needs and risks that are unique to small businesses. The small and medium-sized merchants generally have a lower volume of credit card transactions, are difficult to identify and have traditionally been underserved by credit card processors. We expect the small merchants we target to increasingly accept and benefit from the increased usage of card-based payment systems. We estimate that there are approximately 3.2 million merchant locations in the United States currently accepting Visa and MasterCard credit cards in the small merchant market segment; and that approximately 2 million of such small merchant locations utilize electronic processing for credit card transactions. In 1997, the U.S. Census Bureau estimated that approximately 20 million businesses, which average less than $1.0 million in annual sales in the United States or which had no payroll, generated an aggregate of $1.7 trillion in annual sales. As a result, many of these small businesses are seeking, and we expect many new small businesses to seek, to provide customers with the ability to pay for merchandise and services using credit or debit cards, including those in industries that have historically accepted cash and checks as the only forms of payment for their merchandise and services.

     We have decided to build our company by aggressively growing the number of merchant accounts serviced and by creating a processing and servicing operation that is efficient and scalable, meaning that we can easily expand our operations without significantly increasing our fixed costs. We intend to grow the number of accounts we service through a combination of external acquisitions and internal sales efforts. We have created an efficient and scalable processing and servicing operation by employing talented team members, utilizing state -of- the -art technology and discriminating between that which should be serviced in house and that which should be outsourced, in order to maximize resources and provide better service to our clients. The development of our company demonstrates how we have put our strategy into operation.

     In March 2002, we acquired all of the stock of SecurePay.com, Inc. ("SecurePay") in exchange for seven million six hundred thousand (7,600,000) shares of our common stock at closing and an additional seven million six hundred thousand (7,600,000) shares of our common stock based upon revenue milestones achieved within a specified period of time. To date, three million eight hundred thousand (3,800,000) shares have been issued pursuant to these milestones. We have extended the time period for review of achievement of the milestones required to issue the second 3.8 million shares. We then appointed SecurePay's president, MacAllister Smith, as our President, Chief Executive Officer and Director.

     Our wholly owned subsidiary SecurePay is a custom credit card transaction processor serving as a gateway intermediary between the customer and the financial networks for the acceptance of card payments by merchants. Most card transactions worldwide are processed by a third-party working in conjunction with the financial networks. SecurePay processes all major card types including Visa, MasterCard, Amex, Discover and JCB. Presently, SecurePay's solutions include: payment gateway solutions, virtual credit card terminals, proprietary shopping carts and wireless applications operating on cell phone networks to support mobile merchant card acceptance.

     On August 26, 2002, we acquired all the stock of Northern Merchant Services, Inc. ("NMSI") in exchange for five thousand shares (5,000) of series A preferred convertible stock (the "Preferred Shares") and one million (1,000,000) shares of our common stock at closing, with an additional three million
(3,000,000) shares of our common stock based upon milestones involving the acquisition of additional new merchant account within a specified period of time. Each Preferred Share was convertible into one thousand (1,000) shares of our common stock at the conversion price of $0.50 per common share. To date, three million eight hundred thousand (3,800,000) shares have been issued pursuant to these milestones. Pursuant to our acquisition agreement, we agreed that during the 36-month period from the date of acquisition, we would offer to repurchase the Preferred Shares from the former NMSI shareholders, Kevin and Nancy Weller, for $2,500,000. In the event we failed to do this, the merchant portfolio would revert back to the Wellers. On February 27, 2004 we complied with this provision and repurchased 2,000 Preferred Shares for $1,000,000 and the Wellers exercised their option to convert 3,000 Preferred Shares into 3,000,000 shares of our common stock. As a result of this transaction, the NMSI merchant portfolio cannot revert back to the Wellers. We appointed NMSI's president, Kevin Weller, as our director.

     Our wholly owned subsidiary NMSI, is an Independent Sales Organization that markets and services electronic credit card authorization and payment systems to merchants located throughout the United States. In accordance with our overall operating and growth strategies, NMSI seeks to enlarge its customer base of small and medium-sized merchants through merchant portfolio acquisitions, as well as through bank referrals, direct sales, independent sales agents and trade association affiliations. It seeks to retain its customer base through efficient operations and superior customer service.

     To further our internal growth strategy, we formed a new wholly owned Independent Sales Organization, Pipeline Data Processing, Inc. ("Processing"), in July 2004. We appointed former Concord EFS (NYSE:FDC) senior vice president Kevin Smith as President of Processing and also as our Chief Operating Officer. Smith's primary objective with Processing is to aggressively grow the number of merchant accounts serviced by targeting the wholesale processing industry. We believe Processing's platform of services is very flexible, enabling merchant customization and scalability to meet the requirements of high transaction volumes. Processing conducts underwriting and risk management operations in-house, where we believe we can add the most value due to our management's experience and expertise in these areas. We consider underwriting and risk management highly important to our operations and overall success. We outsource our remaining processing services to third parties, including the evaluation and acceptance of card numbers and receipt and settlement of funds. By outsourcing these non-core services, we believe we can achieve lower costs per transaction through higher volume purchasing.

     In accordance with our external growth strategy, we have identified the small to medium-sized merchant segment of the payment processing market as being ripe for acquisition. This business segment is serviced by many independent service organizations that lack the resources to generate sufficient scale in this underserved market. We believe opportunities exist for us to purchase these businesses or its portfolios when, among other things, their resources begin to limit their ability to continue to grow independently. We decided to access financing to take advantage of acquisition opportunities. On February 27, 2004, we entered into a series of financing arrangements with Laurus Master Fund, Ltd. ("Laurus Funds" or "Laurus"), a financial institution specializing in funding small and micro-capitalization companies, to provide our company with convertible debt financing. Under the arrangement, we issued Laurus a total of $6,000,000 in convertible notes; a $2,000,000 convertible note on February 27, 2004, a $1,000,000 convertible note on June 16, 2004, and a $3,000,000 convertible note on August 31, 2004. These secured convertible term notes mature on February 27, 2007, June 16, 2007 and August 31, 2007, respectively, and bear interest at an adjustable rate commencing at six percent (6.0%) per annum. Convertible notes in the principal amount of $5,000,000 are convertible into registered shares of our common stock at a fixed conversion price of $1.00 per share. Convertible notes in the principal amount of $1,000,000 are convertible into registered shares of our common stock at a fixed conversion price of $1.20 per share. We granted to Laurus a first priority security interest in our assets to secure the obligations under the note pursuant to security agreements dated February 27, 2004, June 16, 2004 and August 31, 2004.

     Pursuant to these transactions, we issued warrants to Laurus to purchase up to an aggregate of 1,450,000 shares of our common stock. Laurus may exercise the warrant for 500,000 shares through February 27, 2011, the warrant for 250,000 shares through June 16, 2011, the warrant for 600,000 shares through August 31, 2011 and the warrant for 100,000 shares through March 11, 2012. The exercise price under the warrant is as follows: a price of $1.25 per share for the first 250,000 shares acquired upon exercise of the warrant; a price of $1.50 per share for the next 250,000 shares acquired upon exercise of the warrant; and a price of $1.75 per share for the third 250,000 shares. The warrant for 600,000 shares may be exercised at a price of $1.40 per share and the warrant for the 100,000 shares may be exercised at a price of $1.25 per share. Neither the warrant for 600,000 or the warrant for 100,000 can be exercised on a cashless basis.

     With the proceeds from the Laurus financing, we fulfilled our agreement under the NMSI acquisition agreement and repurchased 2,000 Preferred Shares from Kevin and Nancy Weller for $1,000,000, and embarked upon a campaign for quality portfolio acquisitions to expand our merchant account base. With $5,000,000 of proceeds from the Laurus financing, we acquired a total of 4,850 merchant accounts from four independent service organizations. The 4,850 accounts have represented approximately $119,603,008 in annual consumer charge volume on a historical basis. Although we cannot make assurances of future results based on past performance, should the charge volume remain constant, we anticipate that these acquisitions will greatly enhance our revenues. A summary of these acquisitions are as follows:
                                       4

     o On March 15, 2004, our subsidiary NMSI, purchased the rights to residual payments from three independent sales representatives for an aggregate purchase price of $268,080 plus 32,952 shares of our common stock.

     o On May 18, 2004, we entered into an asset purchase agreement to purchase the Residual Rights to 1801 merchant accounts representing $68,911,364 in annual consumer charge volume on a historical basis from Millennium Merchant Services, Inc. and Kent Stiritz in a series of transactions. A total of 4.2 million shares of our common stock have been set aside for the purchase of the Residual Rights (subject to adjustments in the event of a reverse stock split or other stock recombination and with a price adjustment right over a three month look back period). To date, 2,246,764 shares of our common stock have been issued to Mr. Stiritz.

     o On May 25, 2004, our subsidiary Northern Merchant Services, Inc. purchased from United Processing Corporation Ltd. its Residual Rights under two merchant solicitation agreements representing an aggregate of 2,300 merchant accounts and 36,174,288 annual consumer charge volume on a historical basis The aggregate purchase price was $312,000 and 21,000 shares of our common stock. The two merchant agreements under which Residual Rights were transferred are: (i) an Agreement dated April 30, 1996 with EFS National Bank and (ii) an Agreement dated April 2, 1998 with National Payment Systems, Inc., a New York Corporation, d/b/a Card Payment Systems.

     o On October 1, 2004 our subsidiary, Pipeline Data Portfolio Acquisitions, Inc. purchased the Residual Rights to an aggregate of 511 merchant accounts representing $10,496,180 in annual consumer charge volume, on a historical basis, from Diversified Debit and Credit, Inc. for an aggregate purchase price of $119,372.

     o On December 1, 2004, our subsidiary Pipeline Data Portfolio Acquisitions, Inc. purchased the Residual Rights from an aggregate of 238 merchant accounts representing $4,021,176 in annual consumer charge volume on a historical basis from Merchant Select Services, Inc. The purchase price was $56,320.

     During 2005 the following merchant portfolios were acquired using funds from the Laurus financing:

     o On February 21, 2005, our subsidiary Pipeline Data Portfolio Acquisitions, Inc. purchased the Residual Rights from an aggregate 830 merchant accounts from CPS of New York, Inc. for the purchase price of $1,090,011.23. This agreement provides guarantees as to the monthly income level from the Residual Rights purchased.

     o On March 1, 2005, our subsidiary Pipeline Data Portfolio Acquisitions, Inc. purchased Residual Rights from an aggregate 775 merchant accounts from Advanced Internet Services, LLC. for an aggregate purchase price of $589,589 plus 64,010 shares of our restricted common stock.

     Our acquisitions have enhanced our revenues and increased our portfolio of merchant accounts. To this end, we formed Pipeline Data Portfolio Acquisitions, Inc. ("Acquisitions") in November 2004 to locate merchant portfolios that complement our existing customer base of small to medium-sized merchants. Acquisitions performs an extensive review of the cash flow characteristics of each portfolio, the types of business conducted therein, the credit status of the merchants in the portfolio, our ability to control attrition of the portfolio and the opportunities the portfolio provides for revenue enhancement and cost reduction. Acquisitions then determines a valuation of each portfolio acquisition opportunity based on a combination of these factors and moves to acquire the acquisition candidate.

Our Business

The Products and Services We Provide

Merchant Payment Processing Services

     We provide comprehensive services and support to merchants accepting credit and debit-based payment cards, including the various services described below:

     o Application Evaluation/ Underwriting. We recognize that there are varying degrees of risk associated with different merchants based on the nature of their businesses, processing volume and average transaction amounts. We apply varying levels of scrutiny in our application evaluation and underwriting of prospective merchants accounts, ranging from basic due diligence for merchants with a low risk profile to a more thorough and detailed review for higher risk merchants. The results of this review serve as the basis for our decision whether to accept or reject a merchant account and also provide the criteria for establishing rolling reserve requirements, processing limits andaverage transaction amounts and pricing, which assists us in monitoring merchant transactions for those accounts that exceed pre-determined criteria.

     o Merchant Set-up and Training. After we establish a contract with a merchant, we create the software configuration that is downloaded to the merchant's credit card terminal or computer. This configuration includes the merchant identification number, which allows the merchant to accept Visa and MasterCard, as well as any other payment cards such as American Express, Discover and Diners Club provided for in the contract. The configuration might also accommodate check verification and gift and loyalty programs. If a merchant requires a pin-pad to accept debit cards, the configuration allows for the terminal or computer to communicate with the peripheral device. After the download has been completed, we may conduct a training session on use of the products.

     o Card Transaction Processing. A transaction begins with authorization of the customer's credit or debit card. The transaction data is captured by the processor and electronically transmitted to the issuer of the card, which then determines availability of credit or debit funds. The issuer then communicates an approval decision back to the merchant through the purchaser. This process typically takes less than five seconds. After the transaction is completed, the processor transmits the final transaction data to the card issuer for settlement of funds. Generally, we outsource these services to third- party processors.

     o Risk Management/Detection of Fraudulent Transactions. Our risk management staff relies on the criteria set by the underwriting department to assist merchants in identifying and avoiding fraudulent transactions by monitoring exceptions and providing access to other resources for fraud detection. By employing these and other risk management procedures, we enable our merchants to balance the risk of fraud against the loss of a valid transaction.

     o Merchant Service and Support. We provide merchants with ongoing service and support. Customer service and support includes answering billing questions, responding to requests for supplies, resolving failed payment transactions, troubleshooting and repair of equipment, educating merchants on Visa and MasterCard compliance and assisting merchants with pricing changes and purchases of additional products and services. We maintain a toll-free help-line, which is staffed by our customer service representatives.

     o Chargeback Service. In the event of a billing dispute between a cardholder and a merchant, we assist the merchant in investigating and resolving the dispute as quickly and as accurately as possible. Before instructing the cardholder's bank to debit the merchant's account for the chargeback, we provide the merchant with the opportunity to demonstrate that the transaction was valid. If the merchant is unable to demonstrate that the transaction was valid and the dispute is resolved in favor of the cardholder, the transaction is charged back to the merchant, and that amount is credited to the cardholder. This service is provided by third parties on our behalf.

     o Merchant Reporting. We organize our merchants' transaction data into various files for merchant accounting purposes. We use this data to provide merchants with information, such as charge volume, discounts, fees and funds held for reserves to help them track their account activity. Merchants may access this archived information through our customer service representatives or online through our Internet-based customer service system.

     The transactions for which we provide processing services involve the following third parties:


     o Merchants. Merchants are the businesses that accept payment cards, including Visa and MasterCard, for their merchandise and services.

     o Sponsoring Banks. Sponsoring banks are financial institutions that are card association members and provide the funds on behalf of the card user, enabling merchants to accept payment cards.

     o Processors. Processors, which may include banks, gather sales information from merchants, obtain authorization for merchants' transactions from card issuers, facilitate the collection of funds from sponsoring banks for payment to merchants and provide merchant accounting and settlement services on our behalf.

     Our primary source of revenue is the discount rate paid by the merchant for each credit card transaction processed for that merchant. In addition to revenues derived from the discount rate, we receives periodic fees from most of our merchants for providing various services which are reflected in the table below as "Average Fees per Transaction." We negotiate the discount rate and fees with each of the merchants to whom we provides services. We contract with third parties to provide a portion of the services to the merchant, including communication networks, transaction processing and monthly preparation of detailed merchant statements. Additionally, we comply with the pricing structures established by Visa and MasterCard associations for the interchange fee paid to the retail consumers' card-issuing banks and the associations' fees. The primary costs we incur in delivering our services to merchants are: (i) an interchange fee paid to the card-issuing bank which is set by the Visa and MasterCard associations and which is calculated as a percentage of the transaction amount and/or an associated transaction fee, (ii) a fee calculated as a percentage of the transaction amount that is paid to the Visa or MasterCard association which is established by the member banks of the Visa and MasterCard associations, (iii) a fixed, per-transaction fee paid to the network service provider which we negotiate with the network service provider and (iv) a fixed, per- transaction fee paid to the processing bank which we negotiate with the processing bank. We believe, based on information received from our merchant customers, that the range of discount rates offered by other service providers is approximately 1.4% to 4.0%. The discount rates we offer are within this range.

     A standard pricing model is illustrated below for a merchant with a $100.00 retail sale with consumer credit card present at the transaction. The breakdown is as follows for a discount rate of 1.79% and a per item fee of $.25:

------------------------------- ---------------------------------------
------------------------------- ---------------------------------------
Sale                                                            $100.00
------------------------------- ---------------------------------------
------------------------------- ---------------------------------------
Cost to merchant                          $100.00 x 1.79% =       $1.79

------------------------------- ---------------------------------------
------------------------------- ---------------------------------------
Transaction fee                                                  $  .25
------------------------------- ---------------------------------------
------------------------------- ---------------------------------------
         Total cost to merchant                                   $2.04
                                                                  =====
------------------------------- ---------------------------------------
------------------------------- ---------------------------------------
PPDA costs
------------------------------- ---------------------------------------
------------------------------- ---------------------------------------
Processing cost                                                   0.12%
------------------------------- ---------------------------------------
------------------------------- ---------------------------------------
Interchange Cost                                                 $1.54%
------------------------------- ---------------------------------------
------------------------------- ---------------------------------------
Processing Per Item Cost                                          $0.09
------------------------------- ---------------------------------------
------------------------------- ---------------------------------------
Interchange per item                                              $0.10
------------------------------- ---------------------------------------
------------------------------- ---------------------------------------
PPDA Profit
------------------------------- ---------------------------------------
------------------------------- ---------------------------------------
Discount spread                                                    .13%
------------------------------- ---------------------------------------
------------------------------- ---------------------------------------
Per item spread                                                   $0.06
------------------------------- ---------------------------------------
------------------------------- ---------------------------------------
             Total Profit                                         $0.19
                                                                  =====
------------------------------- ---------------------------------------


     The previous example is for illustration purposes only. Costs vary depending on volume, as well as industry type. Thus, costs and profits are subject to change.

     In most cases, in accordance with our contracts with processing banks, the funds collection and disbursement function for each of the items listed above is performed on our behalf. At month end, the processing bank collects the total discount rate and various fees from the merchants via electronic withdrawal and disburses to each of the service providers its fees, except for the interchange fee paid to the card-issuing bank for which the disbursements are made daily. Shortly after month end, the processing bank disburses to us the remainder of the funds collected from the merchant. We then disburse funds to agents and other service providers. Several factors can alter our profitability for merchant transactions. Primarily, these include (i) improper use of the card reading terminal by the merchant resulting in higher interchange fees paid to the card-issuing bank, (ii) lower than anticipated average dollar sales of credit card transactions, thereby reducing our gross transaction margin because many of the transaction costs are fixed and (iii) the inability to collect the discount rate because of insufficient funds in the merchant's bank account.

Virtual Terminal/Gateway

     Our virtual terminal and gateway is the core SecurePay product which allows payment processing via any Internet connected device. The virtual terminal and gateway can process sales, voids, forces and returns. Our address verification system confirms shipping and cardholder address information to protect merchants from fraud. It will process recurring transactions and allows access to the entire suite of reporting functions. All transactions are encrypted using industry standard SSL technology.

Wireless Authorization Services

     We provide electronic transaction authorization services for all major credit and charge cards originating from certain wireless cell phone and PDA devices and transactions originating over the Internet. Authorization generally involves approving a cardholder's purchase at the point-of-sale after verifying that the card is not lost or stolen and that the purchase amount is within the cardholder's credit or account limit. The electronic authorization process for a credit card transaction begins when the merchant "swipes" the card through its POS terminal or enters the card via the Internet and enters the dollar amount of the purchase. After capturing the data, the device transmits the authorization request via the SecurePay system to our switching center, where the data is routed to the appropriate credit card association network for authorization. The transaction is approved or declined by the credit card association, and the response is transmitted back to our switching center where it is routed to the appropriate merchant.

Data Capture and Reporting Services

     At the time of authorization, data relating to the transaction, such as the purchase price and card number, is encrypted and stored by the SecurePay system. This maximizes accurate transaction reconciliation with each merchant and protects against potential loss of data. This information also allows us to provide merchants with information services such as specialized management reports, accounting export files and to assist in our other customer service operations. Merchants can access this archived information through the SecurePay system, which allows the merchant direct access to our database through a PC or wireless device.

Cell Phone  Devices

     The SecurePay gateway allows the acceptance of credit card payments over wireless Internet devices, such as certain cell phones that utilize Palm OS, Java and Windows CE platforms. Cell phone-based applications over the SecurePay gateway include signature capture, error correction and customizable data fields. The application also affords a price point less than traditional wireless credit card processing terminals. The wireless solution enables the merchant to process transactions utilizing airwaves, as opposed to traditional phone lines, for wireless transaction authorization and processing. Wireless enabled transaction authorization and processing in environments where traditional phone lines are unavailable, inconvenient and/or prohibitively expensive, affords merchants increased flexibility, mobility and security in processing card transactions. Further, wireless technology allows merchants that have relied on paper-based processing, where the ability to check if a card is stolen or credit limits exceeded is generally unavailable or inconvenient, to convert to electronic processing. In so doing, such merchants can also avoid the higher rates imposed by both Visa and MasterCard for paper-based transactions or key entered transactions.

Shopping Cart Technology

     The shopping cart (Easy Shop) is a powerful, yet user-friendly shopping cart that is fully integrated to our proprietary gateway. The shopping cart gives merchants an easy way to create either a "Buy Now" button on their Web site or a simple HTML link to the Easy Shop cart. It can be used with most Web sites. Core features include sales tax and shipping cost calculations, real-time card processing, automatic customer configuration and e-mail order notification, advance cart support for product size and color selections, unlimited number of products supported, product import and export to accounting applications, support of downloadable items (soft goods) such as documents, program images and audio files, promotion of items and coupons and allowance of order viewing summaries by date or order detail via quick link technologies.

Gateway and Communication Interfaces

     Our gateway solutions allow value added reseller's ("VAR") and programmers access to the card authorization systems by integrating their product to our system for card processing. We have eight different communication objects allowing flexibility to programmers who wish to create their own custom applications.

Software Application Products And Value-Added Services

     In addition to card transaction processing, we offer related software application products and value-added services to our merchant customers. These products and services are designed to run on Internet connected Windows-based PCs and wireless devices. For example, our payment gateway enables merchants to securely pass customer credit card information to a processing center for verification. When combined with the SecurePay shopping cart, or previously existing shopping cart, multiple items or combinations of items may be purchased. The SecurePay Web terminal is an Internet-based product that allows merchants to accept orders over the telephone. Unlike many traditional credit card terminals, a Web terminal allows merchants to input certain data required by Visa and MasterCard in order to qualify for the lowest possible processing rates. Offering a broad range of products and services historically unavailable to small to medium -sized merchants is an integral part of our strategy of focusing on these merchants and differentiating ourselves among the banks and Independent Sales Organization's (ISO's) serving this market segment. We believe that the quality and reliability of our products and services enhance our ability to attract and retain merchant customers.

Industry Overview and Our Market

     For more than a decade, the use of card-based forms of payment, such as credit and debit cards, by consumers in the U.S. has steadily increased.
According to the Nilson Report, total expenditures by U.S. consumers for transactions using card-based payment systems grew from $500 billion in 1991, or 19% of total consumer payments, to $1.8 trillion in 2001, or 32% of total consumer payments. Total purchases by U.S. consumers using Visa and MasterCard card-based systems grew from $1.741 trillion in 2003 to $1.961 trillion in 2004. Such expenditures are expected to grow to $4.2 trillion by 2011 and represent 48% of total consumer payments. According to Nellie Mae, the number of college students who have credit cards grew from 67% in 1998 to 83% in 2001. As these consumers who have witnessed the wide adoption of card products, technology and the Internet comprise a greater percentage of the population and increasingly enter the work force, we expect that purchases using card-based payment methods will comprise an even greater percentage of total consumer spending.

     We believe there is great opportunity in the transaction processing business to procure small to medium -sized merchants in retail physical stores, over the Internet through e-commerce, mobile payment processing and municipal payment processing.

The Small to Medium - Sized Merchant Market

     The proliferation of credit and debit cards has made the acceptance of card-based payment a necessity for businesses, both large and small, in order to remain competitive. In 1997, the U.S. Census Bureau estimated that approximately 20 million businesses which average less than $1.0 million in annual sales in the United States or which had no payroll, generated an aggregate of $1.7 trillion in annual sales. We believe that the lower costs associated with card-based payment methods are making these services more affordable to a larger segment of the small business market. In addition, we believe these businesses are experiencing increased pressure to accept card-based payment methods in order to remain competitive and to meet consumer expectations. As a result, many of these small businesses are seeking, and we expect many new small businesses to seek, to provide customers with the ability to pay for merchandise and services using credit or debit cards, including those in industries that have historically accepted cash and checks as the only forms of payment for their merchandise and services. Historically, the larger acquiring banks have marketed credit card processing services to national and regional merchants, not emphasizing small to medium-sized merchants, as small merchants are often difficult to identify and expensive to service. This created an opportunity for non-banks, such as our company, which recognized the business potential of providing electronic processing to these small merchants. We have focused our marketing efforts s on small to medium-sized merchants, which have traditionally been underserved by processing banks. We understand the unique characteristics of this market segment and have tailored our marketing and servicing efforts accordingly. We are able to provide electronic processing systems at rates that generally are lower than those available from small local processors as a result of our transaction volume. We serve a diverse portfolio of small to medium-sized merchants. As of December 31, 2004, we provided processing services to approximately 10,000 active small merchants located across the United States and engaged in a wide variety of businesses. We define a merchant as "active" if the merchant account status is considered open by our company and the merchant is able to process payment transactions.

     No single merchant accounted for more than 5% of our aggregate transaction volume for 2004. This merchant diversification makes us less sensitive to shifting economic conditions in the industries or regions in which our merchants operate. We believe that the loss of any single merchant would not have a material adverse effect on our financial condition or results of operations.

     Merchant  attrition  is an expected  aspect of the credit  card  processing business. Historically, our attrition has related to merchants going out of business, merchants returning to local processing banks or merchants transferring to competitors for rates we were unwilling to match.

     Merchant fraud is another expected aspect of the credit card processing business. Currently, we are only responsible for fraudulent credit card transactions of our merchants on less than 20% of our merchant customers. Examples of merchant fraud include inputting false sales transactions or false credits. We, along with our processing banks, monitor merchant charge volume, average charge and number of transactions, as well as check for unusual patterns in the charges, returns and chargebacks processed. As part of our fraud avoidance policies, we generally will not process for certain types of businesses which provide future services wherein incidents of fraud have been common. Generally, we are not responsible for cardholder fraud. We evaluate our risks and estimate the potential loss for chargebacks and merchant fraud based on historical experience. We also maintain a rolling reserve account, meaning we withhold a varying percentage of at risk merchants' processing volume, for potential losses. Generally, our agreements with merchants are for one or two years and automatically renew for additional one year periods unless otherwise terminated. Our sponsoring banks are also a party to these agreements. The merchants are obligated to pay for all chargebacks, fines, assessments, and fees associated with their merchant account, and in some cases, statement fees, monthly minimum fees and early termination fees. Generally, the sponsoring bank may terminate the agreement for any reason on 30 days notice, and the merchant may terminate the agreement on 30 days notice, subject to the payment of any applicable early termination fees. Typically, the agreement may also be terminated by the sponsoring bank immediately upon a breach by the merchant of any of its terms. Generally, the agreement may not be assigned by the merchant without the prior written consent of the sponsoring bank.

     Merchant attrition is expected in the payment processing industry in the ordinary course of business; however, we believe the low average transaction volume of the merchants whose accounts we service make them less likely to change providers because of the inconveniences associated with a transfer. During 2004, we experienced an average monthly attrition of approximately 1% of our total charge volume, taking into consideration each of the acquisitions during this period. Much of our attrition is related to newly formed small businesses that ultimately fail. Because the transaction volumes of these unsuccessful businesses typically never reach meaningful levels, they do not significantly contribute to the profitability of our business. Accordingly, our merchant attrition related to failed businesses does not significantly reduce our revenues.

     We believe that we have extensive experience and resources in assessing the risks associated with providing payment processing services to small merchants. These risks include the limited operating history that many of the small merchants we serve have and the risk that these merchants could be subject to a higher rate of insolvency which could adversely affect us financially. In addition, because a larger portion of their sales are card-not-present transactions in relation to transactions of larger merchants, small merchants are more vulnerable to customer fraud.

Mobile Payment Processing

     Global mobile commerce revenue are projected to grow from $400 million in 2000, to $22.2 billion by 2005. We believe the mobile transaction processing market is ripe for exploitation, and, therefore, offer a suite of products and services through our SecurePay subsidiary to service mobile transaction processing merchants. We intend to aggressively market our products and services to the mobile merchant sector.

Municipal Payment Processing

     We also view the government payment sector as an emerging and growing market. The IRS reported that as of April 2, 2004, card-based payments of federal income taxes were up 177% from the same period the previous year. Our subsidiary, SecurePay, has developed and begun marketing municipal payment processing technology, which has now been adopted on an exclusive basis by St. Lawrence County, NY for payment of government obligations.

Our Strategy

     Our strategy is to build our business by aggressively growing the number of merchant accounts serviced and by creating a processing and servicing operation that is efficient and scalable, meaning that we can easily expand our operations without significantly increasing our fixed costs. Management has more than 70 years of experience in the payment processing business and a history of providing reliable, customer-focused service to our merchants. Our platform of services is very flexible, enabling merchant customization and scalability to meet the requirements of high transaction volumes.

Our objectives are to:

-    Expand our portfolio of merchant clients focusing on:

     o    small to medium -sized merchants who use payment processing services,

     o    mobile merchants who use wireless payment processing services and

     o municipalities who use payment processing services for taxes, fines and other municipal payments.

- Grow our relationships with banks and direct salespersons, Independent Service Organizations ("ISOs") and Value Added Resellers ("VARs"). We have found relationships with banks and direct salespersons to be a cost -effective and valuable method of reaching small merchants that would otherwise be difficult to identify and locate using customary marketing practices. Pursuant to these relationships, bank and direct salespersons endorse the processing systems we market and service and participate in referring new customers. We believe the utilization of ISOs and VARs to be another effective way of increasing the volume of merchant referrals. Our experience in the industry, coupled with our ability to evaluate and manage the risks related to providing payment processing services, allows us to accept and approve a high rate of merchant applications and positions us well to continue to increase the size of our sales team and the number of new applications our existing team members refer to us.

- Maintain a stable and growing recurring revenue base. Through merchant retention and increased credit card use, we have developed a stable and recurring base of revenues. In addition to our high customer service level, our endorsements from banks/direct salespersons provide an additional link to our merchants that tend to reduce attrition. Furthermore, we believe that the size of the merchants we service make the merchants less likely to change providers because of the up-front costs associated with a transfer.

- Make strategic acquisitions of merchant account portfolios and of compatible payment businesses. We intend to continue to expand our merchant base by acquiring other providers of payment processing services, as well as portfolios of merchant accounts. The small merchant segment of the payment processing market is serviced by many independent providers of payment processing services that lack the resources to generate sufficient scale in this underserved market. We believe opportunities exist for us to purchase these businesses when their resources begin to limit their ability to continue to grow independently. Other sources of portfolio acquisitions include commercial banks, which, in an effort to focus on their core competencies often sell or outsource their card-based payment processing operations, creating the opportunity for buyers to acquire their existing merchant portfolios.

- Continue to deliver cost-effective, reliable and responsive customer service and support. We believe that providing cost-effective, reliable and responsive service is the most effective long-term strategy to retain our merchant client base. The size of our merchant client base enables us to support a customer service program designed to provide consultative problem solving and account management. We are continuing to upgrade our customer service information systems by installing new hardware and creating proprietary software applications to further enhance the customer service we provide and to accommodate future growth.

- Increase operating efficiencies. Generally, we outsource our processing and network services to third-parties which have excess capacity and the expertise to handle our needs. We believe that because our merchant base generates significant transaction volume in the aggregate, we have been able to negotiate competitive pricing from our processing and network providers. We have achieved significant reductions in certain operating expenses through operational efficiencies, economies of scale and improved labor productivity. We will outsource processing and network services as long as it is economically more attractive than to develop and support these services within our company, allowing management to focus on its core business of sales, marketing and customer service.

Marketing and Sales of Our Services and Products

     In order to reach our target market in an effective and cost-efficient manner, we market our services through three principal channels: (i) bank alliances, through which we offer our services to merchants in cooperation with community and regional banks, allowing us to capitalize on the presence of those banks in particular geographic markets; (ii) partnering with Independent Sales Organizations ("ISOs") that market and sell our services to merchants and (iii) direct sales, to allow cost-effective access to smalltomedium -sized merchants dispersed throughout the United States and otherwise to supplement the bank alliance and ISO sales. In addition, we utilize other marketing efforts that include agreements with various trade and other associations and marketing through value added resellers ("VARs") that integrate our transaction processing services with specialized business management software.

Bank Alliances

     We have an established marketing strategy of forming alliances with regional and community banks and offer our services to merchants through these banks. Under these arrangements, we obtain the exclusive endorsement of the bank and receive both its initial and ongoing marketing assistance. Our bank alliances consist of three types of relationships: (i) relationships created as a result of our acquisition of a bank's merchant portfolio, pursuant to which we provide transaction processing services on a co-branded basis with the bank ("Acquisition Alliances"); (ii) agent bank relationships, where the bank purchases our services and markets and resells those services directly to merchants ("Agent Bank Alliances"); and (iii) bank referral relationships, where the bank refers our company to merchants who desire or otherwise inquire about transaction processing services ("Bank Referral Alliances").

     An integral part of our overall strategy is to offer banks the opportunity to transfer management and operational responsibility for their merchant portfolios, while continuing to offer transaction processing services on a co-branded basis in cooperation with us. We can often effect an invisible transition of services from the merchants' perspective.

     We compensate our bank alliance partners through varying means. Acquisition Alliance partners typically are compensated by remitting a residual payment for each transaction we process for merchants attributable to the alliance. We compensate our Bank Referral Alliance partners typically by paying them a one-time referral fee. Agent Bank Alliance partners are not directly compensated, but rather, they derive revenue by reselling our services to merchants at a price determined by the Agent Bank.

Independent Sales Organization Partnering

     Generally, Independent Sales Organization partnering involves engaging an Independent Sales Organization to market and sell our products and services on a non-exclusive basis. An Independent Sales Organization that desires to refer a merchant customer to us will procure the merchant and submit it to us on the merchant's behalf. Thereafter, the Independent Sales Organization will sell or lease hardware and software to the merchant. We compensate Independent Sales Organizations by paying them a residual payment for each transaction processed by it for merchants they refer to us, or they derive revenue by reselling our services to merchants at a price determined by the ISO. The Independent Sales Organization's determination of whether to refer a particular merchant to our company depends on a variety of factors, including the terms of the residual we offer and the industry in which the merchant conducts its business.

Direct Sales

     We will continue to expand our direct sales activities. We intend to deploy a telemarketing sales force to generate further internal growth from existing relationships with regional and community banks, Independent Sales Organizations and merchant trade and other associations. We believe that our direct sales and telemarketing efforts constitute a significant opportunity to augment our bank alliance and Independent Sales Organization partnering efforts.

Internet Marketing

     We also market over the Internet, targeting small to medium -sized e-commerce businesses. Internet marketing methods employed include: pay per click advertising, search engine positioning and affiliate Internet marketing.

Other Marketing Efforts

     In addition to bank alliances, ISO/VAR partnering and direct sales, telemarketing and Internet marketing, we engage in other marketing efforts that we believe complement and diversify further our overall marketing strategy:

Association Marketing

     Through our association marketing program, we negotiate and enter into marketing agreements with various trade and other associations. Pursuant to these relationships, associations endorse and promote to their membership the transaction processing services we provide, creating additional opportunities for us to reach small to medium- sized merchants.

Marketing Through VAR's and Strategic Partners

     Our marketing efforts are diversified further through the integration of our transaction processing services with the specialized business management software of a growing number of VAR's. VAR's perform a marketing function for us since their software often is offered on a fully-integrated basis with our transaction processing services, creating additional opportunities for us to reach small to medium-sized merchants.

     We periodically review our marketing efforts and distribution channels to minimize channel conflict. Although conflict among bank alliances, Independent Sales Organization partnering and direct sales marketing may occur, to date we have not experienced any significant conflict while pursuing our overall sales strategy.

Customer Service and Support

     We are dedicated to providing reliable and effective customer service and support to our merchant customers. The information access and retrieval capabilities of networked systems, where real-time information is available to any of our customer service representatives, allow us to provide a high level of customer service, reporting and support to small to medium -sized merchants that was historically available only to much larger merchants.

     We maintain a call center for customers of our SecurePay subsidiary and for bank customers who are brought to us through direct bank referrals. We will measure the efficiency of our customer service through certain quantitative data, such as the number of rings prior to operator pick-up, the number of abandoned calls, the number of calls per day and the number of calls per customer service representative. We will develop comprehensive programs and procedures for training our customer service representatives to assist our merchant clients in a timely and efficient manner with any problems, issues or concerns they may have. We are dedicated to providing outstanding customer service and support and continually review our policies and procedures in an effort to improve these services.

Relationships with Sponsors and Processors

     In order to provide payment processing services for Visa and MasterCard transactions, we must be sponsored by a financial institution that is a principal member of the Visa and MasterCard card associations. Additionally, we must be registered with Visa as an Independent Sales Organization and with MasterCard as a Member Service Provider.

     We have agreements with several banks that sponsor us for membership in the Visa and MasterCard card associations and settle card transactions for our merchants. Our sponsoring banks include Global Payments Direct, Inc., US Bancorp and JP Morgan Chase Bank. All may terminate their agreements with us if we materially breach the agreements and do not cure the breach within 30 days, if our membership with Visa or MasterCard terminates, if we enter bankruptcy or file for bankruptcy, or if applicable laws or regulations, including Visa and MasterCard regulations, change to prevent either the applicable bank or us from performing its services under the agreement. We provide transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools pursuant to non-exclusive contractual relationships with processing banks that are members of Visa and MasterCard. These processors include CTS Holdings, Inc.(a wholly owned subsidiary of First Data Corp) and Nova Information Systems, Inc.. Our processing banks withhold from the merchants a discount rate and various fees for the processing of each credit card transaction. From our discount rate revenues, amounts are paid to the issuing bank, the network service provider, Visa or MasterCard and to the processing bank.

     Generally, our agreements with processing banks contain aspects of both marketing and service. The marketing portions of the agreements permit us to originate new merchants, which then enter into contractual agreements with the processing banks for credit card processing. The service portions of the agreements permit us to provide services (including terminal programming and shipping, employee training, equipment supply and repair and operational support) to the merchants solicited. Although the marketing portions of the agreements have limited terms, the service portions of these agreements do not. Accordingly, we have a right to continue to receive revenues from these processors, so long as we remain in compliance with the service agreement.

     To date, we have relied on four banks to process our client's credit card transactions: JPMorgan Chase Bank, Global Payments Direct, Inc., U.S.Bancorp and Nova Information Systems, Inc. ("NIS"). Currently, our agreement with our principal processing bank, Nova Information Systems, Inc. ("NIS"), a subsidiary of U.S. Bancorp , applies to approximately 80% of our aggregate merchant base. We have agreements with our processing banks to provide for us to continue to receive revenues so long as the merchants subject to the agreement process credit card transactions with the banks, we provide appropriate service to the merchants and we otherwise remain in compliance with the terms of the agreement. Under the NIS agreement, we bear no liability for any unfulfilled chargebacks. The agreement with the second processing bank, CTS Holdings, Inc. (a wholly owned subsidiary of First Data Corp.) also provides for no liability, while the third has limited liability. Each of our processing agreements may be terminated by either party in the event of default, insolvency or receivership, failure to make payments when due or to abide by the rules and regulations of Visa and MasterCard.

Competition and our Competitive Position in the Market

     The payment processing industry is highly competitive. We compete in this market on the basis of:


   o quality of service;

   o support and reliability of service;

   o ability to evaluate, undertake and manage risk;

   o speed in approving merchant applications;

   o technological  capability;

   o price; and

   o availability of additional features.

     Both large and small companies compete with us in providing payment processing services and related services. Large competitors include First Data Merchant Services Corp., National Processing, Inc., Global Payments, Inc., iPayment and Nova Information Systems, Inc., a subsidiary of U.S. Bancorp, that serve a broad market spectrum from large to small merchants and provide ATM and other payment-related services and systems in addition to card-based payment processing. There are also a large number of smaller competing transaction processors that provide various services to small and medium -sized merchants. We also compete with local, regional and national banks that have internal sales forces and/or have developed relationships with independent service organizations that are our competitors. Many of our competitors have substantially greater capital resources than we have and operate as subsidiaries of financial institutions or bank holding companies, which may allow them on a consolidated basis to own and conduct depository and other banking activities that we do not have the regulatory authority to own or conduct.

     We believe we have core competitive strengths, which include:

          Our focus on small to medium-sized merchants. We believe that our specific focus on smaller merchants, in addition to our understanding of the needs and risks associated with providing payment processing services to small merchants, gives us a competitive advantage over larger competitors, which have a broader market perspective and over competitors of a similar or smaller size that may lack our extensive experience and resources.

          Our utilization of bank/direct sales relationships. We consider utilizing bank/direct sales relationships to provide us a distinct competitive advantage in maintaining primary relationships with the underserved, small to medium -sized merchant segment of the market.

          Our scalable, efficient operating structure. We believe that as a result of our experience in payment processing, we have been able to develop operating efficiencies which we believe allow us to competitively bid for new business. Our scalable, efficient operating structure allows us to easily expand our operations without significantly increasing our fixed costs. We conduct our underwriting and risk management operations in-house, where we believe we can add the most value due to our management's experience and expertise in these areas. We consider underwriting and risk management highly important to our operations and overall success. We outsource our remaining processing services to third parties, including the evaluation and acceptance of card numbers and receipt and settlement of funds. By outsourcing these non-core services, we believe we are able to maintain a highly efficient operating structure. We believe there is sufficient capacity among third parties to meet our current and future outstanding needs. Many of our contracts include pricing terms that are more favorable to us as the transaction volume generated by our merchant base increases.
                                       17

          Technical monitoring and value of the SecurePay system. We continually monitor and make technological improvements to our system and thus are able to respond to the unique needs of merchants in various industries. We also maintain that the quality, speed and reliability of the SecurePay system and the breadth, flexibility and user-friendliness of its software application products and services constitute a competitive advantage.

          Advantages of our cell phone payment application. Our cell phone application also provides distinct competitive advantages. It is considerably less expensive than traditional wireless terminals, which can have a price point up to 70% higher. Competing wireless terminals, by contrast, are single function only. In addition, our cell phone application offers superior coverage area.

          Proven acquisition and integration strategy. We have significant experience acquiring providers of payment processing services, as well as portfolios of merchant accounts, having acquired several portfolios of merchant accounts during and since 2004. We have enhanced revenues and improved operating efficiencies of our acquired entities by improving the services, support and benefits we offer to the ISOs that serve the entities and merchant accounts we acquire. In addition, we have increased operating efficiencies of many of the businesses we have acquired by conducting profitability analyses of acquired merchant accounts and reducing processing fees and overhead.

          Strong position and substantial experience in our target market. As of December 31, 2004, we were providing card-based payment processing to approximately 10,000 active small merchants located across the United States. We believe our understanding of the unique payment processing needs and risks of small merchants provides us with a competitive advantage over larger service providers that have a broader market perspective. We also believe that we have a competitive advantage over service providers of a similar or smaller size that may lack our extensive experience and resources.

          Experienced, efficient sales force. We market our services primarily through our contractual relationships with over 100 ISOs and VARs throughout the United States. Although it is not customary in our industry to obligate ISOs to refer their merchant applications to any one processing provider, many currently refer a majority of their new merchant applications to us as a result of our strong relationships with them. Our sales approach provides us with an experienced sales force who market our services with minimal direct investment in sales infrastructure and management. We continually strive to strengthen these relationships by delivering superior service and support.

          Comprehensive underwriting and risk management systems. Through our experience and cumulative knowledge in assessing risks associated with providing payment processing services to small merchants, we have developed business procedures and systems that provide effective risk management and fraud prevention solutions. Through our underwriting processes, we evaluate merchant applicants and balance the risks of accepting a merchant against the benefit of the charge volume we anticipate the merchant will generate. We believe our systems and procedures enable us to identify potentially fraudulent activity and other questionable business practices quickly, thereby minimizing our losses and those of our merchants.

Patents, Trademarks, Licenses, Franchises,  Concessions,
Royalty Agreements

     We have no patents, trademarks, franchises, concessions or royalty agreements. However, we are continuously developing software for use in four principal areas: (i) applications for Internet- based and wireless transactions;
(ii) transaction switching;(iii) the SecurePay system; and (iv) customer service and fraud. We regard our proprietary software as protected by trade secret and copyright laws of general applicability. We attempt to safeguard our software through the protection afforded by the above-referenced laws, employee and third-party non-disclosure agreements, licensing agreements and other methods of protection. Despite these precautions, it may be possible for unauthorized third- parties to copy, obtain or reverse engineer certain portions of our software or to otherwise obtain or use other information we regard as proprietary. While our competitive position may be affected by our ability to protect our software and other proprietary information, we believe that the protection afforded by trade secret and copyright laws is less significant to our success than other factors such as the knowledge, ability and experience of our personnel and the continued pursuit and implementation of our operating strategies.

We currently license certain software from third-parties to supplement our internal 9software and technology development and to shorten time-to-market software application product deliveries.

Employees and Labor Contracts

     As of December 31, 2004, we employed 38 full-time personnel, including eight information systems and technology employees, four in operations and 26 in sales and administration. Many of our employees are highly skilled, and we believe our future success will depend in large part on our ability to attract and retain such employees. We have employment agreements with our our Chief Operating Officer, our Chief Technology Officer and the President of NMSI. None of our employees are represented by a labor union, and we have experienced no work stoppages. We consider our employee relations to be good.

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

Risks Relating to our Business

We have a history of operating losses and will need to generate significant revenue to achieve or maintain our profitability.

     Since inception, we have been engaged in start-up activities and have acquired payment processing businesses and portfolios of merchant accounts to grow our business, both of which require substantial capital and other expenditures. As a result, we have not sustained profitability, and may continue to incur losses in the future. We had a net loss of $297,221 for the year ended December 31, 2004 and a net loss of $299,790 for the year ended December 31, 2003. We expect our cash needs to increase significantly for the next several years as we:


     o acquire additional payment processing businesses and portfolios of merchant accounts;

     o    increase awareness of our services;

     o    expand our customer support and service operations;

     o    hire  additional   marketing,   customer  support  and  administrative
          personnel; and

     o    implement  new  and  upgraded   operational  and  financial   systems,
          procedures and controls.

As a result of these continuing expenses, we need to generate significant revenues to achieve and maintain profitability. To date, our operations have been supported by financings. If we do not continue to increase our revenues, our business, results of operations and financial condition could be materially and adversely affected.


The full impact of our recent acquisitions on our operating results is not fully reflected in our historical financial results, which as a result, are not necessarily indicative of our future results of operations.

     Since December 31, 2004, we have expanded our card-based payment processing services through the acquisition of two portfolios of merchant accounts in the first quarter of 2005. These acquisitions have contributed to a substantial portion of our total revenues. The full impact of these acquisitions on our operating results are not fully reflected in our historical results of operations due to the recent nature of these acquisitions and their varying stages of integration. As a result of these acquisitions, our historical results may not be indicative of results to be expected in future periods.

Increased   consolidation  in  the  marketplace  has  an  impact  on  price  and availability of acquisition, joint venture and alliance opportunities.

     Historically, our growth strategy has been materially dependent upon the purchase of additional merchant portfolios and acquisition of operating businesses and transaction processing assets. We face significant competition from other transaction processors for available acquisition, joint venture and alliance opportunities. These acquisitions potentially deprive us of acquisition opportunities. We cannot give any assurances that the historical or current level of acquisition opportunities will continue to exist, that we will be able to acquire merchant portfolios, operating businesses or transaction processing assets that satisfy our criteria, or that any such transaction will be on favorable terms.

We have faced, and may in the future face, significant chargeback liability if our merchants refuse or cannot reimburse chargebacks resolved in favor of their customers, and we face potential liability for merchant or customer fraud; we may not accurately anticipate these liabilities.

     We have potential liability for chargebacks associated with the transactions we process. If a billing dispute between a merchant and a cardholder is not ultimately resolved in favor of the merchant, the disputed transaction is "charged back" to the merchant's bank and credited to the account of the cardholder.

     We also have potential liability for losses caused by fraudulent credit card transactions. Card fraud occurs when a merchant's customer uses a stolen card (or a stolen card number in a card-not-present transaction) to purchase merchandise or services. In a traditional card-present transaction, if the merchant swipes the card, receives authorization for the transaction from the card issuing bank and verifies the signature on the back of the card against the paper receipt signed by the customer, the card issuing bank remains liable for any loss. In a fraudulent card-not-present transaction, even if the merchant receives authorization for the transaction, the merchant is liable for any loss arising from the transaction. Many of the small merchants that we serve are small businesses that transact a substantial percentage of their sales over the Internet or in response to telephone or mail orders. Because their sales are card-not-present transactions, these merchants are more vulnerable to customer fraud than larger merchants. Because we target these merchants, we experience chargebacks arising from cardholder fraud more frequently than providers of payment processing services that service larger merchants.

     If we or our processing banks are unable to collect the chargeback from the merchant's account, or if the merchant refuses or is financially unable due to bankruptcy or other reasons to reimburse the merchant's bank for the chargeback, we bear the loss for the amount of the refund paid to the cardholder's bank.

     Merchant fraud occurs when a merchant, rather than a customer, knowingly uses a stolen or counterfeit card or card number to record a false sales transaction, or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Anytime a merchant is unable to satisfy a chargeback, we are responsible for that chargeback. We have established systems and procedures to detect and reduce the impact of merchant fraud. In addition to credit review, we monitor merchant transactions against a series of standards developed to detect merchant fraud and excessive chargebacks. In addition, we maintain rolling reserves, meaning we withhold a varying percentage of at risk merchants' processing volume, to offset potential losses. Despite our efforts to detect merchant fraud, we cannot assure you that these measures are or will be effective. It is possible that we will experience significant amounts of merchant fraud in the future, which could increase our chargeback liability. Increased chargeback liability may have a material adverse effect on our business, financial condition and results of operations.

     Charges incurred by us relating to chargebacks were $-0-, and less than $20,000, or less than 1% of revenues, for the years ended December 31, 2003 and 2004, respectively.

If our merchants experience adverse business conditions, they may generate fewer transactions for us to process or become insolvent, increasing our exposure to chargeback liabilities.

     General economic conditions have caused some of the merchants we serve to experience difficulty in supporting their current operations and implementing their business plans. If these merchants make fewer sales of their products and services, we will have fewer transactions to process, resulting in lower revenues.

     In addition, in a recessionary environment, the merchants we serve could be subject to a higher rate of insolvency which could adversely affect us financially. We bear credit risk for chargebacks related to billing disputes between credit card holders and bankrupt merchants. If a merchant seeks relief under bankruptcy laws or is otherwise unable or unwilling to pay, we may be liable for the full transaction amount of a chargeback.

We have incurred substantial debt, which can impair our financial and operating flexibility.

     We have incurred substantial debt in connection with the financing of our operations and acquisitions. As of December 31, 2004, we had total debt in the form of a convertible note to The Laurus Funds of $5,833,335, total debt in the form of convertible debts to individual investors of $739,204 , and a net working capital deficit of $47,248. We may incur additional debt in the future in order to pursue our acquisition strategy or for other purposes. Substantial indebtedness could impair our ability to obtain additional financing for working capital, capital expenditures or further acquisitions. Covenants governing any indebtedness we incur would likely restrict our ability to take specific actions, including our ability to pay dividends or distributions on, or redeem or repurchase, our capital stock, issue, sell or allow distributions on capital stock of our subsidiaries, enter into transactions with affiliates, merge, consolidate or sell our assets or make capital expenditure investments. In addition, the use of a substantial portion of the cash generated by our operations to cover debt service obligations and any security interests we grant on our assets could limit our financial and business flexibility.

We rely on bank sponsors, which have substantial discretion with respect to certain elements of our business practices, in order to process bankcard transactions; if these sponsorships are terminated and we are not able to secure or successfully migrate merchant portfolios to new bank sponsors, we will not be able to conduct our business.

     Because we are not a bank, we are unable to belong to and directly access the Visa and MasterCard bankcard associations. Visa and MasterCard operating regulations require us to be sponsored by a bank in order to process bankcard transactions. We are currently registered with Visa and MasterCard through the sponsorship of banks that are members of the card associations. If these sponsorships are terminated and we are unable to secure a bank sponsor, we will not be able to process bankcard transactions. Furthermore, our agreements with our sponsoring banks give the sponsoring banks substantial discretion in approving certain elements of our business practices, including our solicitation, application and qualification procedures for merchants, the terms of our agreements with merchants, the processing fees that we charge, our customer service levels and our use of Independent Sales Organizations. We cannot guarantee that our sponsoring banks' actions under these agreements will not be detrimental to us.

If we or our bank sponsors fail to adhere to the standards of the Visa and MasterCard credit card associations, our registrations with these associations could be terminated and we could be required to stop providing payment processing services for Visa and MasterCard.

     Substantially all of the transactions we process involve Visa or MasterCard. If we or our bank sponsors fail to comply with the applicable requirements of the Visa and MasterCard credit card associations, Visa or MasterCard could suspend or terminate our registration. The termination of our registration or any changes in the Visa or MasterCard rules that would impair our registration could require us to stop providing payment processing services.

We rely on other card payment processors and service providers; if they fail or no longer agree to provide their services, our merchant relationships could be adversely affected and we could lose business.

     We  rely  on  agreements  with  several  other  large  payment   processing
organizations to enable us to provide card authorization, data capture, settlement and merchant accounting services and access to various reporting tools for the merchants we serve. We also rely on third parties to whom we outsource specific services, such as reorganizing and accumulating daily transaction data on a merchant-by-merchant and card issuer-by-card issuer basis and forwarding the accumulated data to the relevant bankcard associations.

     The termination by our service providers of their arrangements with us or their failure to perform their services efficiently and effectively may adversely affect our relationships with the merchants whose accounts we serve and may cause those merchants to terminate their processing agreements with us.

To acquire and retain merchant accounts, we depend on a group of banks as a referral source and a loss of this referral source may cause us to lose an effective method of marketing our products and services to merchants.

     We have contractual relationships with over 500 bank branch locations that serve as exclusive referral sources for our products and services to merchants seeking to establish an account with a payment processor. Our failure to maintain our relationships with these banks could adversely affect our revenues and internal growth and increase our merchant attrition.

To acquire and retain merchant accounts, we depend on ISOs and VARs that do not serve us exclusively.

     We rely on the efforts of ISOs and VARs to market our services to merchants seeking to establish an account with a payment processor. ISOs and VARs are companies that seek to introduce both newly-established and existing small merchants, including retailers, restaurants and service providers, such as physicians, to providers of transaction payment processing services like us. Most of the ISOs and VARs that refer merchants to us are exclusive to us, yet all of them retain the right to refer merchants to other service providers. Our failure to maintain our relationships with our existing ISOs and those serving other service providers that we may acquire, and to recruit and establish new relationships with other ISOs, could adversely affect our revenues and internal growth and increase our merchant attrition.

On occasion, we experience increases in interchange and sponsorship fees; if we cannot pass these increases along to our merchants, our profit margins will be reduced.

     We pay interchange fees or assessments to card associations for each transaction we process using their credit and debit cards. From time to time, the card associations increase the interchange fees that they charge processors and the sponsoring banks. For example, Visa and MasterCard will increase their interchange fees for retail transactions by an average of .09% in April, 2005. At their sole discretion, our sponsoring banks have the right to pass any increases in interchange fees on to us. In addition, our sponsoring banks may seek to increase their Visa and MasterCard sponsorship fees to us, all of which are based upon the dollar amount of the payment transactions we process. If we are not able to pass these fee increases along to merchants through corresponding increases in our processing fees, our profit margins will be reduced.

Unauthorized disclosure of merchant and cardholder data, whether through breach of our computer systems or otherwise, could expose us to protracted and costly litigation.

     We collect and store sensitive data about merchants and cardholders, including names, addresses, social security numbers, drivers license numbers, checking and savings account numbers and payment history records, such as account closures and returned checks. In addition, we maintain a database of cardholder data relating to specific transactions, including payment card numbers and cardholder addresses, in order to process the transactions and for fraud prevention and other internal processes. If a person penetrates our network security or otherwise misappropriates sensitive merchant or cardholder data, we could be subject to liability or business interruption. These claims also could result in protracted and costly litigation.

     Although we generally require that our agreements with our ISOs and service providers who have access to merchant and customer data include confidentiality obligations that restrict these parties from using or disclosing any customer or merchant data except as necessary to perform their services under the applicable agreements, we cannot assure you that these contractual measures will prevent the unauthorized disclosure of merchant or customer data. In addition, our agreements with financial institutions require us to take certain protective measures to ensure the confidentiality of merchant and consumer data. Any failure to adequately take these protective measures could result in protracted or costly litigation. Although we are working with Visa/MasterCard to fulfill our requirements to them regarding their cardholder information and security procedures, we are currently not compliant. Noncompliance could result in material interruptions in our ability to store and transmit card data.

The loss of key personnel or damage to their reputations could adversely affect our relationships with ISOs, card associations, bank sponsors and our other service providers, which would adversely affect our business.

     Our success depends upon the continued services of our senior management and other key employees, in particular MacAllister Smith, our Chief Executive Officer, all of whom have substantial experience in the payment processing industry and the small merchant markets in which we offer our services. In addition, our success depends in large part upon the reputation and influence within the industry of Mr. Smith, who has, along with our other senior managers, over their years in the industry, developed long-standing and highly favorable relationships with ISOs, card associations, bank sponsors and other payment processing and service providers. We would expect that the loss of the services of one or more of our key employees, particularly Mr. Smith, would have an adverse effect on our operations. We would also expect that any damage to the reputation of our senior managers, including Mr. Smith, would adversely affect our business. We do not currently maintain any "key person" life insurance on any of our employees.

We may become subject to certain state taxes that currently are not passed through to our merchants.

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

The payment processing industry is highly competitive and such competition is likely to increase, which may further adversely influence our prices to merchants, and as a result, our profit margins.

     The market for card processing services is highly competitive. The level of competition has increased in recent years, and other providers of processing services have established a sizable market share in the small merchant processing sector. Some of our competitors are financial institutions, subsidiaries of financial institutions or well-established payment processing companies that have substantially greater capital and technological, management and marketing resources than we have. There are also a large number of small providers of processing services that provide various ranges of services to small and medium -sized merchants. This competition may influence the prices we can charge and requires us to control costs aggressively in order to maintain acceptable profit margins. In addition, our competitors continue to consolidate as large banks merge and combine their networks. This consolidation may also require that we increase the consideration we pay for future acquisitions and could adversely affect the number of attractive acquisition opportunities presented to us.

Increased attrition in merchant charge volume due to an increase in closed merchant accounts that we cannot anticipate or offset with new accounts may reduce our revenues.

     We experience attrition in merchant charge volume in the ordinary course of business resulting from several factors, including business closures, transfers of merchants' accounts to our competitors and account "closures" that we initiate due to heightened credit risks relating to, and contract breaches by, a merchant. During 2004, we experienced average volume attrition of 1% per month. In addition, substantially all of our processing contracts with merchants may be terminated by either party on relatively short notice, allowing merchants to move their processing accounts to other providers with minimal financial liability and cost. Increased attrition in merchant charge volume may have a material adverse effect on our financial condition and results of operations. We cannot predict the level of attrition in the future, particularly in connection with our acquisitions of portfolios of merchant accounts. If we are unable to increase our transaction volume and establish accounts with new merchants in order to counter the effect of this attrition, or, if we experience a higher level of attrition in merchant charge volume than we anticipate, our revenues will decrease.

Our operating results are subject to seasonality, and if our revenues are below our seasonal norms during our historically stronger third and fourth quarters, our net income could be lower than expected.

     We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our revenues as a result of consumer spending patterns. Historically, revenues have been weaker during the first two quarters of the calendar year and stronger during the third and fourth quarters. If, for any reason, our revenues are below seasonal norms during the third or fourth quarter, our net income could be lower than expected.

Our systems may fail due to factors beyond our control, which could interrupt our business or cause us to lose business and would likely increase our costs.

     We depend on the efficient and uninterrupted operations of our computer network systems, software and data centers. We do not presently have fully redundant systems. Our systems and operations could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, unauthorized entry and computer viruses. Our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur. Defects in our systems, errors or delays in the processing of payment transactions or other difficulties could result in:


     o    additional development costs;

     o    diversion of technical and other resources;

     o    loss of merchants;

     o    loss of merchant and cardholder data;

     o    negative publicity;

     o    harm to our business or reputation; or

     o    exposure to fraud losses or other liabilities.

We face uncertainty about additional financing for our future capital needs, which may prevent us from growing our business.

     If we are unable to increase our revenues, we will need to raise additional funds to finance our future capital needs. We may need additional financing earlier than we anticipate if we:


     o    Decide to expand faster than planned;

     o    need to respond to competitive pressures; or

     o    need to acquire complementary products, businesses or technologies.

     If we raise additional funds through the sale of equity or convertible debt securities, these transactions may dilute the value of our outstanding common stock. We may also decide to issue securities, including debt securities, which have rights, preferences and privileges senior to our common stock. We cannot assure you that we will be able to raise additional funds on terms favorable to us or at all. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs. This may prevent us from increasing our market share, capitalizing on new business opportunities, remaining competitive in our industry or continuing our business operations as a whole.

We currently rely solely on common law to protect our intellectual property; should we seek additional protection in the future, we may fail to successfully register our trademarks, causing us to potentially lose our rights to use these marks.

     Currently, we do not have any patents or trademarks and, other than one copyright, we rely on common law rights to protect our marks and logos. We do not rely heavily on the recognition of our marks to obtain and maintain business. We have recently applied for trademark registration for certain of our marks. However, we cannot assure you that any such applications will be approved. Even if they are approved, these trademarks may be successfully challenged by others or invalidated. If our trademark registrations are not approved because third parties own these trademarks, our use of these trademarks will be restricted or completely prohibited unless we enter into agreements with these parties which may not be available on commercially reasonable terms, or at all.

New and potential governmental regulations designed to protect or limit access to consumer information could adversely affect our ability to provide the services we provide our merchants.

     Due  to  the  increasing  public  concern  over  consumer  privacy  rights, governmental bodies in the United States and abroad have adopted, and are considering adopting additional laws and regulations restricting the purchase, sale and sharing of personal information about customers. For example, the Gramm-Leach-Bliley Act requires non-affiliated third party service providers to financial institutions to take certain steps to ensure the privacy and security of consumer financial information. We believe our present activities fall under exceptions to the consumer notice and opt-out requirements contained in this law for third -party service providers to financial institutions. The law, however, is new and there have been very few rulings on its interpretation. We believe that current legislation permits us to access and use this information as we do now. The laws governing privacy generally remain unsettled, however, even in areas where there has been some legislative action, such as the Gramm-Leach-Bliley Act and other consumer statutes, it is difficult to determine whether and how existing and proposed privacy laws will apply to our business. Limitations on our ability to access and use customer information could adversely affect our ability to provide the services we offer to our merchants or could impair the value of these services.

     Several states have proposed legislation that would limit the uses of personal information gathered using the Internet. Some proposals would require proprietary online service providers and Web site owners to establish privacy policies. Congress has also considered privacy legislation that could further regulate use of consumer information obtained over the Internet or in other ways. The Federal Trade Commission has also recently settled a proceeding with one on-line service regarding the manner in which personal information is collected from users and provided to third parties. Our compliance with these privacy laws and related regulations could materially affect our operations.

     Changes to existing laws or the passage of new laws could, among other things:

     o create uncertainty in the marketplace that could reduce demand for our services;

     o    limit our ability to collect and to use merchant and cardholder data;

     o increase the cost of doing business as a result of litigation costs or increased operating costs; or

     o in some other manner have a material adverse effect on our business, results of operations and financial condition.

We do not intend to pay cash dividends on our common stock in the foreseeable future.

     We currently anticipate that we will retain all future earnings, if any, to finance the growth and development of our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our board of directors. Further, under the terms of a loan agreement, we are restricted from paying cash dividends and making other distributions to our stockholders. Please see "Dividend Policy" for additional information.

There are potential conflicts of interest as our company lacked sufficient disinterested directors to ratify certain past transactions.

     Our board of directors unanimously ratified all past transactions. In some cases, fewer than two members of our three member board of directors were not interested in the transaction.

                         Risks Relating to Acquisitions

We have previously acquired, and expect to continue to acquire, other providers of payment processing services and portfolios of merchant processing accounts. These acquisitions entail risks in addition to those incidental to the normal conduct of our business.

     Revenues generated by acquired businesses or account portfolios may be less than anticipated, resulting in losses or a decline in profits, as well as potential impairment charges.

In evaluating and determining the purchase price for a prospective acquisition, we estimate the future revenues from that acquisition based on the historical transaction volume of the acquired provider of payment processing services or portfolio of merchant accounts. Following an acquisition, it is customary to experience some attrition in the number of merchants serviced by an acquired provider of payment processing services or included in an acquired portfolio of merchant accounts. Should the rate of post-acquisition merchant attrition exceed the rate we have forecasted, the revenues generated by the acquired providers of payment processing services or portfolio of accounts may be less than we estimated, which could result in losses or a decline in profits, as well as potential impairment charges.

We may fail to uncover all liabilities of acquisition targets through the due diligence process prior to an acquisition, exposing us to potentially large, unanticipated costs.

     Prior to the consummation of any acquisition, we perform a due diligence review of the provider of payment processing services or portfolio of merchant accounts that we propose to acquire. Our due diligence review, however, may not adequately uncover all of the contingent or undisclosed liabilities we may incur as a consequence of the proposed acquisition.

We may encounter delays and operational difficulties in completing the necessary transfer of data processing functions and connecting systems links required by an acquisition, resulting in increased costs for, and a delay in the realization of revenues from, that acquisition.

     The acquisition of a provider of payment processing services, as well as a portfolio of merchant processing accounts, requires the transfer of various data processing functions and connecting links to our systems and those of our own third -party service providers. If the transfer of these functions and links does not occur rapidly and smoothly, payment processing delays and errors may occur, resulting in a loss of revenues, increased merchant attrition and increased expenditures to correct the transitional problems, which could preclude our attainment of, or reduce, our profits.

Special  non-recurring and integration costs associated with acquisitions  could
adversely  affect  our  operating   results  in  the  periods   following  these
acquisitions.

     In connection with some acquisitions, we may incur non-recurring severance expenses, restructuring charges and change of control payments. These expenses, charges and payments, as well as the initial costs of integrating the personnel and facilities of an acquired business with those of our existing operations, may adversely affect our operating results during the initial financial periods following an acquisition. In addition, the integration of newly acquired companies may lead to diversion of management attention from other ongoing business concerns.

Our facilities, personnel and financial and management systems may not be adequate to effectively manage the future expansion we believe necessary to increase our revenues and remain competitive.

     We anticipate that future expansion will be necessary in order to increase our revenues. In order to effectively manage our expansion, we may need to attract and hire additional sales, administrative, operations and management personnel. We cannot assure you that our facilities, personnel and financial and management systems and controls will be adequate to support the expansion of our operations, and provide adequate levels of service to our merchants and ISOs. If we fail to effectively manage our growth, our business could be harmed.

We have significant intangible assets and goodwill, the carrying value of which we may have to reduce if our revenues relating to these assets decline.

     We have acquired numerous intangible assets related to purchased portfolios of merchant accounts and business operations. The intangible assets represent a substantial portion of our total assets. Statement of Financial Accounting Standards Nos. 141 and 142 require us to periodically re-examine the value of our purchased assets. A material decline in the revenues generated from any of our purchased portfolios of merchant accounts or business operations could reduce the fair value of the portfolio or operations. In that case, we may be required to reduce the carrying value of the related intangible asset. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policies" for a discussion of how we test impairment of the assets. Additionally, changes in accounting policies or rules that affect the way in which we reflect these intangible assets in our financial statements, or the way in which we treat the assets for tax purposes, could have a material adverse effect on our financial condition.

Item 2. Properties.

     Our principal executive offices are located in approximately 4,429 square feet of leased office space in Quincy, Massachusetts. We also lease approximately 4,079 square feet of office space in Alpharetta, Georgia, 3,000 square feet in Brasher Falls, N.Y and approximately 865 square feet in Dallas, Texas. We believe that these facilities are adequate for our current operations and, if necessary, can be replaced with little disruption to our company.

Item 3. Legal Proceedings.

Pipeline:

     The are no material legal proceedings pending or, to our knowledge, threatened against us or our subsidiary, NMSI.

Our Subsidiary, SecurePay:

     Except for that certain suit in the United States District Court of Arizona by Net MoneyIN, Inc. (plaintiff) vs. Mellon Financial Corp., et al (defendants) (Cause No. CV-01-441-TUC-RCC), there are no material legal proceedings pending or, to our knowledge, threatened against SecurePay. The outstanding lawsuit is an industry -wide suit against numerous defendants based on intellectual property infringement. A default judgment has been rendered against several of the parties, including SecurePay. Removal of this judgment is currently being sought. SecurePay views this suit to be without merit.

Item 4. Submission of Matters to a Vote of Security Holders.

     As of March 1, 2004, we became subject to the proxy rules of Section 14. No matters were submitted to shareholder approval during the fourth quarter 2004.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Market information.

     Our common stock and class A redeemable warrants commenced trading on the OTC Bulletin Board on October 19, 2000 under the trading symbol "PPDA" and "PPDAW," respectively. Our class B redeemable warrants trade under the symbol "PPDAZ". The following table sets forth the highest and lowest prices quoted for our common stock, class A redeemable warrants and class B redeemable warrants during the four quarters between January 1, 2004 and December 31, 2004, the first quarter of 2005. The closing quote for our common stock on March 24, 2005 was $1.07. The quotations reflect inter-dealer prices, with no retail mark-up, mark-down or commissions, and may not represent actual transactions. The information presented has been derived from the OTC Bulletin Board.

                                  Year Ended                          Year Ended
                                December 31, 2004           December 31, 2003
                             -----------------------------------------------------------
                                High          Low              High           Low
                                 Ask          Bid              Ask            Bid
                             ------------ ------------   --------------- --------------
First Quarter
   PPDA                        1.45           .65              .25           .15
   PPDAW                        .70           .19              .02           .02
   PPDAZ                        .30           .10              .02           .02
Second Quarter
   PPDA                        1.45           .98              .35           .08
   PPDAW                        .60           .33              .05           .02
   PPDAZ                        .28           .13              .02           .02
Third Quarter
   PPDA                        1.32           .90              .23           .13
   PPDAW                        .65           .30              .10           .02
   PPDAZ                        .15           .11              .05           .02
Fourth Quarter
   PPDA                        1.04           .78              .65           .21
   PPDAW                        .33           .21              .19           .05
   PPDAZ                        .15           .12              .10           .04

 First Quarter 2005              High         Low
                                 Ask          Bid
     PPDA                       1.22          .76
     PPDAW                       .35          .20
     PPDAZ                       .14          .08

     On March 30, 2005, the closing price for our common stock, as quoted by the Nasdaq OTC Bulletin Board, was $1.02 per share, and there were approximately 56 shareholders.

  (b) Holders.

     As of December 31, 2004 there were approximately 56 shareholders of record of our common stock. This number does not include shares held in street name, which we estimate at 298 holders.

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

     On March 14, 2002, Accu-Search renegotiated their note with us. We agreed to convert the $200,000 note with interest totaling $224,000 into preferred stock of Accu-Search. They also paid an upfront payment of $4,000 in cash. In addition, Accu-Search would provide Pipeline Data two years' Web access to Accu-Search's online data and map system. Contracts were finalized and signed and monies delivered on or about April 30th, 2002. During 2004, $55,407 was received from Accu-Search representing the redemption of 5,746 shares of Accu-Search preferred stock for $34,508 and payments of interest of $20,899. On December 16, 2004, the remaining 25,656 shares of Accu-Search were converted to cash upon the merger of Accu-Search into a wholly owned subsidiary of Datatrace Information Services LLC. Accu-Search shares outstanding as of the merger were automatically converted to a right to receive cash.

     On March 8th, 2002, Jack Rubinstein, our Chairman of the Board, lent our company $100,000 for working capital purposes. The promissory note evidencing this transaction has a term of one year and bears simple interest at the rate of 8%. The principal and interest of the note is convertible into common stock of Pipeline at the then current market price of $0.35 per share. Upon conversion , Mr. Rubinstein shall receive warrants equal to 100% of the number of shares converted with minimum warrant issuance of 100,000 shares. On March 8, 2003, the note was renegotiated and the term was extended to March 8, 2005. As of December 31, 2004, Mr. Rubinstein converted the note into shares of common stock at the rate of $.35 per share.

     As of December 31, 2004, our company had issued $1,117,423 in 8% convertible notes . Of that amount, $739,204 is outstanding as of December 31, 2004. The outstanding notes have a two year term, accrue interest at the annual interest rate of 8% and have 33% warrant coverage at a conversion price of $.35 per share. Beginning November 1, 2003 the conversion price was $.50 per share. As of January 2004, the conversion price was $0.65 per share and as of March 8, 2004, the conversion price was $1.00 per share.



                               8% Convertible Note

Date              Name                                                   Amount

3.12.03           Cara J. Fascione                                      200,000*

3.31.03           Chasm Holdings                                         26,120

6.9.03            William Haas                                            5,000

6.26.03           Lane Gordon                                            50,000

5.6.03            Chasm Holdings                                          2,000

8.8.03            Tracy Bertolino                                        46,873

9.25.03           Chasm Holdings                                         15,000

9.2.03            Michael Greenburg                                       8,000

10.27.03          Chasm Holdings                                          8,950

10.31.03          Lane Gordon                                            50,000

11.13.03          Lane Gordon                                            50,000

12.18.03          Tracy Bertolino                                         1,400

1.8.04            Chasm Holdings                                         10,000

1.14.04           Chasm Holdings                                          4,000

1.20.04           Elaine Greenburg                                        5,000

1.20.04           Michael Greenburg                                    3,333.50

1.26.04           G. Timothy Kane                                        35,000

1.27.04           Barbara Klein                                           5,000

1.27.04           Alexis Rudolph                                          5,000

1.28.04           Tanya Crowley                                          15,000

1.28.04           Barbara Klein                                          10,000

2.3.04            Barry Shore                                             5,000

2.4.04            Robin & William Maher                                  10,000

2.5.04            Ken & Linda Swift                                      10,000

2.6.04            Joe Chang                                               5,000

2.9.04            Terry Buckley                                           5,000

2.13.04           Jill Johnson                                            5,000

2.13.04           Chris Bertolino                                         5,000

2.13.04           Louis Bertolino                                         5,000

2.13.04           Blair & Jill Johnson                                   16,000

2.17.04           Louis Bertolino                                        10,500

2.17.04           Carolyn Bertolino                                       5,000

2.19.04           David Cushing                                          20,000

2.25.04           Melvin Chait                                            9,000

2.25.04           Trudy Becker                                            5,000

2.25.04           Bob Erlichman                                           5,000

2.27.04           Peter Thompson                                         25,000

2.27.04           Carmen Lopez                                            4,000

2.27.04           Lane Gordon                                            50,400

3.5.04            Bob Erlichman                                           7,500

3.8.04            David Cushing                                          20,000

4.22.04           Donald Swift                                            3,000

* Note converted into Pipeline Data common stock during March 2005.

Item 6. Management's Discussion and Analysis or Plan of Operation.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS FOR THE YEAR ENDING
                           DECEMBER 31, 2003 AND 2004


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

          Revenue and Cost Recognition.

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

     We follow the requirements of EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining our revenue reporting. Generally, where we have merchant portability, and ultimate responsibility for the merchant, revenues are reported at the time of sale on a gross basis equal to the full amount of the discount charged to the merchant. This amount includes interchange paid to card issuing banks and assessments paid to credit card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants.

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

     Accounting for Stock-Based Compensation. In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment ("SFAS No. 123R"). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing proforma disclosure only. This standard is effective as of January 2006 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. SFAS No. 123R permits public companies to adopt its requirements using one of three methods: the "modified prospective" method, the "modified retrospective" method to January 1, 2005, or the "modified retrospective" method to all prior years for which SFAS No. 123 was effective. We have not yet determined which adoption method to utilize. Further, we have not yet decided whether we will adopt the provisions of this standard on January 1, 2006 as required, or earlier, as allowed.

     As permitted by SFAS No. 123, we currently follow APB Opinion No. 25 which accounts for share-based payments to employees using the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R fair value method will have a significant impact on our consolidated results of operations, although it will have no impact on our cash flows. The exact impact of the adoption of SFAS No. 123R cannot be determined at this time because it will depend on the number of options issued during fiscal 2005 as well as the assumptions and valuation method used to measure compensation cost under the fair value method of accounting. The historical pro forma income statement impact is not be indicative of future results due to the uncertainty of the number of new option grants as well as the assumptions and valuation method used.

     We do not have any of the following:

     o    Off-balance sheet arrangements

     o Certain trading activities that include non-exchange traded contracts accounted for at fair value.

     o Relationships and transactions with persons or entities that derive benefits from any non-independent relationships other than related party transactions discussed herein.



                               PIPELINE DATA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     For the years ended
                                                                          December 31, 2003       December 31, 2004

Revenue                                                                      $   10,246,955          $  15,565,134

Interchange                                                                       5,736,108              8,532,958
Cost of services sold                                                             4,000,070              2,605,904
Cost of goods sold                                                                  175,939                190,946
                                                                                  ---------                -------

         Total Cost of Goods and Services Sold

          Gross profit                                                            1,713,997              3,128,609

                                                                                   -------                --------

Operating Expenses
    Salaries and payroll costs                                                   1,152,865               1,928,121
    Selling, general and administrative                                            773,123               1,140,923
    Depreciation and Amortization                                                   35,222                  46,128

                                                                                     -----                  ------

          Total operating Expenses                                               1,961,210               3,115,172

                                                                                 ----------              ---------


          Net Income (loss) from operations                                       (247,213)                  5,992

Other income and expenses
     Interest income                                                                24,235                  64,226
     Interest expense                                                              (76,812)               (367,479)
                                                                                   -------                  ------

           Total other income (expenses)                                           (52,577)               (303,213)


                                                                                   --------                ------

                  Income (loss)                                                $  ( 299,790)           $  (297,221)

                                                                                 -------------         -------------


Basic  earnings (loss) per common share                                        $      (0.02)           $      (.01)

                                                                             ================        ===============

Weighted average shares outstanding, basic                                       12,902,851             21,107,818


Results of Operations 2004 Compared with 2003
----------------------------------------------

     For the year ended December 31, 2004, the company generated net revenues of $15,565,134 as compared to revenues of $10,246,955 for the year ended December 31, 2003. The company's cost of goods and services sold aggregated $12,443,970 as compared to $8,532,958 for the year ended December 31, 2003 and yielded a gross profit of $3,121,164 as compared to $1,713,997 for the year ended December 31, 2003. The company's general and administrative costs aggregated approximately $ 1,140,923 for the year ended December 31, 2004 as compared to $773,123 for the year ended December 31, 2003 consisting of the following categories as a percentage of revenues for the year ended December 31, 2004:
Rent 74,901 (0.5%)  Professional  Fees 216,499  (1.4%)  Telephone  121,747 (.8%)
Postal 15,689 (.1%) Office 34,844 (.2%)

     The company increased its cash position to $693,852 at December 31, 2004 from a balance of $95,120 as of December 31, 2003. The company continued to be funded in part from an increase in accounts payable and accrued expenses by $165,015. The company expended cash to increase accounts receivable by $223,949 at December 31, 2004.

     On November 1, 2000, we loaned $200,000 to Accu-Search Inc., a New Jersey corporation. The loan was evidenced by Accu-Search, Inc.'s promissory note that accrues interest at the rate of 12% annually. The principal amount of the promissory note together with accrued interest was due and payable on December 31, 2001.

     On March 14, 2002, Accu-Search renegotiated their note with us. We agreed to convert the $200,000 note with interest totaling $224,000 into preferred stock of Accu-Search. They also paid an upfront payment of $4,000 in cash. In addition, Accu-Search will provide Pipeline Data two years web access to Accu-Search's on-line data and map system. During 2004, $55,407 was received from Accu-Search representing the redemption of 5,746 shares of Accu-Search preferred stock in the amount of $34,508 and interest payments of $20,899. On December 16, 2004, the remaining 25,656 shares of Accu-Search were converted to cash upon Accu-Search's merger into a wholly owned subsidiary of Datatrace Information Services LLC. Accu-Search shares outstanding as of the merger date were automatically converted to a right to receive cash in the amount of $106,191.

     Management believes that it will be able to fund the company through its present cash position and the continuation of revenue producing activities by its subsidiaries Northern Merchant Services,Inc, SecurePay.com, Inc., Pipeline Data Processing, Inc and Pipeline Data Portfolio Acquisitions, Inc It may need to seek further capital through exercise of its warrants or by other capital raising needs in order to continue to grow the company.

     Management believes that it is moving toward profitability. Pipeline plans to attain profitability and meet cash flow needs going forward as follows:

     1.   Management   believes  that  the  increase  in  revenue  Pipeline  has
          experienced will continue as a result of the operations of its subsidiaries, NMSI, SecurePay and a newly created division, Pipeline Data Processing. NMSI is an Independent Sales Organization which markets and services electronic credit card authorization and payment systems to merchants located throughout the United States. NMSI's operating and growth strategies focus on expanding its customer base of small and medium-sized merchants through bank referrals, direct sales, independent sales agents, trade and other association affiliations, merchant portfolio purchases and superior customer service. SecurePay is a custom credit card transaction processor serving as a gateway intermediary between the customer and the financial networks for the acceptance of credit card payments by merchants. An integral aspect of SecurePay's operating and growth strategy focuses on offering a broad range of products and services historically unavailable to small-to-medium sized merchants, which differentiates it from the banks and Independent Sales Organization's serving this market segment. Management believes that the quality and reliability of its products and services enhance SecurePay's ability to attract and retain merchant customers. Pipeline Data Processing's core strategy is to provide wholesale payment processing solutions and services to other bank card Independent Sales Organizations. This subsidiary become operational at the end of the third quarter of 2004.

  Other aspects of our Financial Condition

     2.   Pipeline is seeking to eliminate non-recurring expenses.

     3. Pipeline is seeking to eliminate non-cash charges, such as payment in stock for services rendered to Pipeline.

     4. Pipeline continues to actively seek capital for the acquisition of merchant portfolios.

Liquidity and Capital Resources
-------------------------------
Working Capital, Debt and Liquidity.
------------------------------------


     The Company increased its cash and cash equivalents to $693,582 at December 31, 2004 from a balance of $95,120 as of December 31, 2003.

     Net cash used by operating activities in 2004 was $507,581 for the year ended December 31, 2004. The net loss of $297,221, offset by depreciation and amortization of $46,128, the issuance of $116,400 of common stock for services, and the issuance of stock for $123,493 for accrued interest on convertible notes was further adjusted by a use of cash for changes in operating assets and liabilities of $879,419. Net cash increase for the year 2004 was $598,732.

     Net cash used in investing activities was $3,903,881, while net cash used in investing activities for the year ended December 31, 2003 was $8,133. During the year ended December 31, 2004, $665,456 was invested in purchasing residual rights from our sales agents, $574,582 in the acquisition of a merchant portfolio, and $567,168 invested in the cost of our convertible loan from Laurus Master Fund, Ltd. In addition, $257,962 of funds were invested in computer and office equipment. During the year 2003, capital expenditures were primarily for computer and office equipment. We expect to continue to engage in capital spending in the ordinary course of business. Non-cash investing activities included the issuance of 5,800,000 shares of common stock to the former shareholders of Securepay.com, Inc and Northern Merchant Services Inc. in accordance with the reaching of benchmarks set in those acquisition agreements for the payment of contingent consideration.

     Net cash provided by financing activities was $5,382,032 during the year 2004. The Company continued to be funded in part through a net increase in convertible note issuances in the amount of $289,400 and an additional 37,310 was provided from the exercise of warrants related to these notes. In addition two 3-year convertible notes in the amount of $3,000,000 each, were issued to Laurus Master Fund, Ltd. $1,000,000 of these funds were used to retire 2,000 shares of Series A Preferred Convertible Stock held by Kevin and Nancy Weller, $665,456 was used to purchase residual payment rights from our sales agents as well as an $574,582 of these funds were used for merchant portfolio acquisitions. Kevin Weller was issued an additional 100,000 shares of common stock as additional consideration for releasing his lien on the Northern Merchant Services, Inc. merchant portfolio. Laurus Master Fund, Ltd was also issued warrants to purchase up to 1,100,000 shares of stock at prices ranging from $1.25 to $1.75 per share. During the year 2003, net cash of $430,532 was provided by financing activities. This was primarily from the issuance of convertible notes of $383,120 and the proceeds of lease financing for equipment purchases of $18,392. Debt repayment of $12,500 was made in 2003. Lease obligation reductions of $11,310 and $5,353 were made for the years 2004 and 2003, respectively.

     As of December 31, 2004, the Company had notes, capital lease obligations, and convertible debt outstanding of $5,756,734 owed to officers, directors and third parties. $6,565,424 is convertible into 13,905,015 shares of our common stock at conversion prices ranging from $0.35 to $1.20 per share. The notes mature between June 2004 and August 2007. $739,204 of the debt issued as of December 31, 2004 have 33% warrant coverage at conversion prices ranging from $.35 to $1.00 per share. Our weighted average interest rate was approximately 5% as of December 31, 2004 excluding amortization of finance costs.

     On March 8th, 2002, Jack Rubinstein, our Chairman of the Board, lent our Company $100,000 for working capital purposes. The promissory note evidencing this transaction has a term of one-year and bears simple interest at the rate of 8%. The principal and interest of the note is convertible into common stock of Pipeline at the then current market price of $0.35 per share. Upon conversion , Mr. Rubinstein shall receive warrants equal to 100% of the number of shares converted with a minimum warrant issuance of 100,000 shares. On March 8, 2003, the note was renegotiated and the term was extended to March 8, 2005. On December 31, 2004 Mr. Rubinstein converted the note plus accrued interest to shares of our Common Stock at the conversion rate of $.35 per common share.

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

     For the year ended December 31, 2004, gross revenues grew 52% from $10.2 million in 2003 to $15.6 million. During the same time period, gross profit margin grew 19.8% from 16.7% to 20.0%. Management believes that the growth in gross revenues derives from both its successful acquisition strategy and accelerated organic growth. The increase in gross margin is attributable to operating efficiencies obtained from repurchase agreements and consolidating operations at its Atlanta wholesale and operations division. Results from operations changed from a net loss of $247,213 in 2003 to a profit of $5,992 for the year ended December 31, 2004. EBITDA for the year ended December 31, 2004 was $132,763 versus ($184,703) for the year ended December 31, 2003. Earnings per share were ($.01) per share versus ($.02) per share for the year ended December 31, 2003. The company has a loss carry forward of approximately $2.0 million and has elected not to recognize any of its accumulated tax benefit in 2004. The net losses resulting in these tax benefits are available to offset future taxable income and can be carried forward for a period of 5 to 15 years.

     During the third quarter ended September 30, 2004, Pipeline received an additional three million ($3,000,000) dollars in funding from The Laurus Master Fund Ltd. ("Laurus") for acquisition purposes, aggregating six million ($6,000,000) dollars in total Laurus funding. $2,919,638 dollars of the proceeds from the Laurus financings and 2,464,726 restricted shares of stock were directly deployed to purchase 6 portfolios of merchant accounts (including 2 portfolios at the beginning of 2005) and rights to residual income underlying merchant accounts. The placement of these funds and stock is expected to yield $2,418,965 in annual gross profit.


     In the second quarter ended June 30, 2004, Pipeline reported its first-ever net profit of $165,078, and net profit of $112,845 for the first 6 months of the year as compared to a loss of $151,073 for the second quarter of 2003. Management announced at that time its plans to substantially grow top-line revenue by re-investing any potential future profits for the next several quarters into acquisitions and the development of its Atlanta-based operations and wholesale center. As anticipated, the third quarter produced a loss as a direct result of the opening of the Atlanta facility and assembling the management team required to operate the division. While the fourth quarter showed a loss of $246,295, primarily as a result of the Atlanta operation, there has been significant growth in the number of accounts the Atlanta facility has generated and is currently servicing. In February 2005, the division processed more than 500 merchant applications, representing an approximately 150% increase in monthly application growth over February 2004.

     During the year, the company was fortunate to bolster the management team with several quality additions. In May 2004, Kevin Smith, former Sr. V.P. of Concord EFS (acquired by First Data Corp. (NYSE:FDC)) joined Pipeline as Chief Operating Officer, as well as President of Pipeline Data Processing, Inc. "PDP", a wholly owned subsidiary. During his four year tenure at Concord EFS, Smith was responsible for the wholesale credit card processing division, which included both operations and sales. In that capacity, he brought net pretax revenues from $18 million to $30 million in a 24-month period. He also increased new monthly merchant application count from 1800 to 3750, and managed the portfolio from 75,000 to 115,000 merchant accounts.

     In addition to his role as COO, Mr. Smith also oversaw the launch of PDP. The Atlanta-based facility enables Pipeline to provide application processing, risk management and a complete suite of payment tools to ISO's. Smith's mandate is to aggressively grow the number of merchant accounts serviced. On September 28, 2004, Pipeline announced the formal debut of PDP to the credit card processing industry. Approximately 90 days elapsed from the time Mr. Smith joined the company, identified suitable office space, assembled a management team and made the facility operational.

     In July  2004,  the  company  welcomed  Thomas  Tesmer  as Chief  Technical
Officer. Mr. Tesmer is an experienced and talented senior executive with over twenty-five years experience in the transaction processing industry. At Heartland Payment Systems, one of the nation's largest bankcard acquirers, Mr. Tesmer served as Senior V.P. and created and implemented the company's stand-alone transaction processing division. He served as Executive Vice President and Director of the POS Technology Division of Southeast Switch, Inc. (HONOR), the precursor to STAR. The company was subsequently sold to Concord EFS and most recently to First Data (NYSE:FDC). In his role as CTO, Tesmer will oversee the implementation of processing technologies to Pipeline's growing suite of product and service offerings.

     In March 2005, the company announced that it had consummated a letter of intent to acquire Charge.com, an industry leader in merchant account acquiring. The transaction is significant in that it is expected to bring Pipeline to the milestone of servicing over 25,000 accounts. On an ongoing basis, the combined entity is expected to generate in excess of 1,000 new merchant accounts monthly.

     Charge.com has capitalized on highly optimized search engine placement, exclusive affiliate channels and unique referral programs. It has developed a comprehensive Internet-based sales organization that is highly respected industry-wide. In each of the last 3 years, Charge.com has experienced earnings growth in excess of 30%. Management views the acquisition as complimentary to Pipeline's wholesale division. Through the placement of Charge.com's new merchants, historically approximately 500 per month, onto Pipeline's technology platform, improved margins are expected. Monthly merchant gateway revenue, which was formerly outsourced, will provide Pipeline with another source of incremental revenue. Higher transaction volume and the boarding of new Charge.com accounts on Pipeline's own platform should result in increased economies of scale for Pipeline as a whole, and therefore contribute towards increased profit margins. Furthermore, Pipeline expects to borrow from Charge.com's e-commerce marketing expertise to enhance its existing initiatives in that area.

     We believe that we are meeting our target objectives and are optimistic about the future prospects for Pipeline Data. As planned, we added several employees to focus exclusively on our Internet marketing initiative, which to date we have deemed a success. The creation of our new wholesale division, PDP, is a significant development in our company's evolution. With its expanded operational capabilities, PDP allows us to offer a complete suite of payment tools and services to ISOs. The division has enjoyed tremendous growth in its brief history, while affording margin gains throughout the organization.

     We continue to focus on increasing margin through the enhancement of the capabilities of the Atlanta-based wholesale operations division, as well as through continued strong organic sales growth and accretive acquisitions. Additionally, we believe that our management team and operations center, as presently constituted, have the ability to service up to 100,000 merchant accounts without incurring significant additional costs. We expect, therefore, that gross margin will continue to increase through the ongoing acquisition of merchant account portfolios and substantive internal growth.

     Our wireless and government payment initiatives remain very much a growth focus for the company. We have witnessed increased market acceptance in these key areas and anticipate more of such in 2005. We view the success of our Atlanta-based wholesale division as validation of the capital outlay required for its creation. It was this investment in a state-of-the-art facility and first-class management team that will make it possible to easily integrate the Charge.com acquisition and profit from the economies of scale created therein. Furthermore, we believe that our industry is ripe for consolidation and thus expect acquisition and merger activity to be robust in 2005.

     Upon completion of the Charge.com acquisition, and with continued success of our internal sales initiatives, we expect Pipeline to achieve top-line revenue growth with a more concerted emphasis on bottom-line results in 2005.

Item 7. Financial Statements.  Following pages F-1 - F-22

    PART I

                          ITEM 1. FINANCIAL STATEMENTS

     The consolidated financial statements included herein have been prepared By the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2004, and the results of its operations and changes in its financial position from January 1, 2004, through December 31, 2004, have been made.

                          INDEX TO FINANCIAL STATEMENTS



Part 1 - Financial Information

                                                                          Page

Item 1 - Financial Statements


      Balance Sheets as of December 31, 2004 and 2003                       F-4


      Statements of Operations for the years ended December 31,
         2004 and 2003                                                      F-5



      Statements of Stockholders' Equity  for the years ended December 31,
            2004 and 2003                                                   F-6



      Statements of Cash Flows for the years ended December 31, 2004
            and  2003                                                       F-7





      Notes to Financial Statements                                  F-8 - F-22

                           DRAKEFORD & DRAKEFORD, LLC
                          CERTIFIED PUBLIC ACCOUNTANTS


REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of Pipeline Data, Inc.

     We have audited the consolidated balance sheets of Pipeline Data, Inc. as of December 31,2004, and 2003,and the related consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pipeline Data, Inc., as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.



/S/Drakeford & Drakeford, LLC
-------------------------------------

March 29, 2005



                               PIPELINE DATA, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                               December 31, 2004      December 31, 2003
                                   ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                      $    693,852            $    95,120
    Accounts receivable                                                                 518,906                294,957
     Interest receivable                                                                 21,584                  5,394
     Inventory                                                                           40,087                 21,910
     Advances and prepaid expenses                                                       79,644                 51,316
     Note receivable                                                                    175,000                 85,000
                                                                                        -------                 ------

           Total current assets                                                       1,529,073                553,697
                                                                                      ---------                -------

PROPERTY AND EQUIPMENT, net                                                             347,092                135,258
                                                                                        -------                -------

OTHER ASSETS
     Restricted cash                                                                  2,011,022                      0
     Investment- preferred stock                                                              0                172,309
     Merchant portfolio                                                               5,280,812              2,500,000
     Residual rights purchase                                                           665,456                      0
     Deferred and debt issuance costs                                                   567,168                      0
     Note receivable                                                                    550,000                      0
     Deposits                                                                            31,867                    850
     Goodwill                                                                         2,324,762                176,005
                                                                                      ---------                -------

              Total other assets                                                     11,431,087              2,849,164
                                                                                     ----------              ---------

                       TOTAL ASSETS                                               $  13,307,252           $  3,538,119
                                                                                  -------------           ------------

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                          $    471,198            $   306,183
    Accrued salaries                                                                     76,232                 72,974
    Payroll taxes and withholdings                                                       67,736                 50,586
    Taxes payable                                                                        15,547                 30,942
    Lease obligations-equipment                                                          14,766                  4,839
    Loan payable-revolving line of credit                                                43,987                 36,228
    Notes payable                                                                       878,522                 12,500
                                                                                        -------                 ------

            Total current liabilities                                                 1,567,988                514,252
                                                                                      ---------                -------

LONG-TERM LIABILITIES
     Officer loans payable                                                                    0                100,000
     Lease obligations-equipment                                                         62,717                 13,039
     Officers right of mandatory redemption (Note H)                                          0              2,500,000
     Laurus Master Fund convertible debt                                              4,954,813                      0
     Notes payable-convertible 8%                                                       739,204                726,023
                                                                                        -------                -------

            Total long-term liabilities                                               5,756,734              3,339,062
                                                                                      ---------              ---------

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, authorized 5,000,000 shares $.001 par value each. At
     December 31, 2004 and 2003, there are 0 and 5,000
     shares outstanding, respectively                                                         0                      5
      Common stock authorized 95,000,000 shares, $.001
      each. At December 31, 2004 and December  31, 2003, there
      are 26,102,022 and 13,146,250 shares outstanding respectively                      26,101                 13,146
     Deferred compensation                                                               34,126                      0
     Additional paid-in capital                                                       7,999,691              1,451,821
    Retained Earnings (deficit)                                                      (2,077,388)            (1,780,167)
                                                                                     -----------            -----------

         Total stockholders' equity (deficit)                                         5,982,530               (315,195)
                                                                                      ---------               ---------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $   13,307,252         $    3,538,119
                                                                                  =============          =============

The accompanying notes are an integral part of these statements.

                                      F-4

                               PIPELINE DATA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS






                                                                                       For the years ended
                                                                          December 31, 2004          December 31, 2003


Revenue                                                                    $    15,565,134          $  10,246,955
                                                                           ---------------          -------------

Interchange                                                                      8,267,961              5,736,108
Cost of services sold                                                            4,000,070              2,605,904
Cost of goods sold                                                                 175,939                190,946
                                                                                  --------                -------

          Total cost of goods and services sold                                 12,443,970              8,532,958
                                                                                ----------              ---------

          Gross profit                                                           3,121,164              1,713,997
                                                                                 ---------              ---------

Operating Expenses
    Salaries and payroll cost                                                    1,928,121              1,152,865
    Selling, general and administrative                                          1,140,923                773,123
    Depreciation and amortization                                                   46,128                 35,222
                                                                                    ------                 ------

          Total operating Expenses                                               3,115,172              1,961,210
                                                                                 ---------              ---------


          Net (loss) from operations                                                 5,992               (247,213)

Other income and expenses
     Interest and other income                                                      64,266                 24,235
     Interest expense                                                             (367,479)               (76,812)
                                                                                  ---------               --------

           Total other income (expenses)                                          (303,213)               (52,577)
                                                                                  ---------               --------

                  Income (loss)                                               $  ( 297,221)          $  ( 299,790)
                                                                              -------------          -------------


Basic  earnings (loss) per common share                                    $         (.01)        $         (.02)
                                                                           ===============        ===============

Weighted average shares outstanding, basic                                      21,107,818             12,902,851


The accompanying notes are an integral part of these statements.


                               PIPELINE DATA, INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY ( DEFICIT)

                                                                                       Additional
                                                          Common stock          Paid-in     Accumulated   Deferred
                                                      Shares         Amount     Capital     Loss        Compensation      Total


Balance at December 31, 2002                        12,706,723     $ 12,707  $ 1,324,896   $ (1,480,377)     $ 0         $ (142,769)

Issuance of common stock for services                  160,979          161       29,839                                     30,000

Conversion of 8% convertible note                       43,686           43       15,191                                      15,234

Sale of common stock on August 8, 2003                 134,286          134       46,739                                      46,873

Issuance of common stock on December 31, 2003
 for services and debt                                 100,576          101       35,156                                      35,257

Net loss for the year ended December  31, 2003       _________       _______      ________     (299,790)   _________       (299,790)
                                                    -----------     ---------    ---------    ---------    ---------       ---------

Balance at December 31,2003                         13,146,250        13,146    1,451,821    (1,780,167)        0          (315,195)

  Conversion of 3,000 shares of series A preferred
     conv. stock to 3,000,000 shares of common       3,000,000         3,000    1,497,000                                  1,500,000

  (5,000 shares of series A preferred conv.)                                            5
Canceled

Issuance of common stock for services                  218,319           218       116,482                                   116,700

Issuance of common stock for residual rights            32,952            33        29,967                                    30,000

Issuance of common stock for additional portfolio    2,367,764         2,368     2,071,078                                 2,073,446

Issuance of common stock-employment agreements          69,422            69        86,708                                    86,777

Exercise of warrants                                   106,665           107        37,203                                    37,310

Exercise of stock options                               10,000            10         3,490                                     3,500

Conversion of 8% conv. note to common stock          1,170,153         1,170       408,384                                   409,554

Issuance of common stock for interest                  256,497           256       123,237                                   123,493

Issuance of common stock due to earnings level       5,674,000         5,674     2,124,366                                 2,130,040

Issuance of common stock for note payment               50,000            50        49,950                                    50,000

Deferred stock compensation, net of unvested
    stock bonus outstanding                                                                                   34,126          34,126

Net loss for the year ended December  31, 2004         ________        _______     _________     (297,221)   ________      (297,221)
                                                       --------        -------     ---------     ---------   --------      ---------



Balance at December 31, 2004                         26,102,022     $  26,101   $ 7,999,691  $ (2,077,388) $  34,126    $  5,982,530
                                                     ==========     =========    =========== ============= ============ ============

The accompanying notes are an integral part of this statement.

                               PIPELINE DATA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                For the year ended          For the year ended
                                                                                 December 31, 2004           December 31, 2003

OPERATING ACTIVITIES
    Net (loss)                                                                    $  ( 297,221)             $  (299,790)
    Adjustments for noncash and nonoperating items:
            Depreciation and amortization                                               46,128                   35,222
          Common stock for services, other                                             248,321                   65,257
          Conversion of 8% convertible notes                                             5,800                   18,350
     Changes in operating assets and liabilities:
         Receivables                                                                  (223,949)                 (41,250)
         Note receivable                                                              (640,000)                 (84,000)
         Accrued interest receivable                                                   (16,190)                     875
         Inventory                                                                     (18,177)                   7,584
         Deposits                                                                      (31,017)                       0
         Advances and prepaid expenses                                                 (28,328)                 (44,976)
          Officer loans payable                                                       (100,000)                 (11,552)
                Accounts payable and accrued expenses                                  165,015                   63,165
                Accrued salaries                                                         3,258                   18,598
                Payroll taxes and withholdings                                          17,150                   (5,930)
                Other loans and notes payable                                           (4,741)                (112,572)
                Lease obligations-equipment                                              9,927                    4,839
                Taxes payable                                                          (15,395)                 (42,828)
                                                                                       --------                 --------

     Cash  (used) by operating activities                                             (879,419)                (429,008)
                                                                                      ---------                ---------

INVESTING ACTIVITIES
    Capital expenditures                                                              (257,962)                 (28,541)
    Merchant portfolio                                                                (574,582)                       0
    Residual rights purchase                                                          (665,456)                       0
    Debt issuance costs                                                               (567,168)                       0
    Change in restricted cash                                                       (2,011,022)                       0
     Proceeds from preferred stock                                                     172,309                   36,674
                                                                                       -------                   ------

    Cash provided (used) by investing activities                                    (3,903,881)                   8,133
                                                                                    -----------                   -----

FINANCIAL ACTIVITIES
    Proceeds from sale of stock                                                        172,309                   46,873
    Proceeds from lease financing                                                       60,988                   18,392
    Proceeds from convertible notes                                                    289,400                  383,120
    Proceeds from exercise of warrants                                                  37,310                        0
    Purchase of preferred stock from officer                                        (1,000,000)                       0
    Lease obligation payments                                                          (11,310)                  (5,353)
    Proceeds from Laurus convertible debt                                            6,000,000                        0
    Loan payments                                                                     (166,665)                 (12,500)
                                                                                      ---------                 --------

    Cash provided by financing activities                                            5,382,032                  430,532
                                                                                     ---------                  -------

NET  INCREASE  IN CASH                                                                 598,732                    9,657

    CASH BALANCE BEGINNING OF PERIOD                                                    95,120                   85,463
                                                                                        ------                   ------

    CASH BALANCE END OF PERIOD                                                     $   693,852               $   95,120
                                                                                   -----------               ----------

    NON CASH ACTIVITIES:
            Interest                                                              $    367,479             $     54,821
            Corporate income taxes                                            $              0          $             0

The accompanying notes are an integral part of these statements


                               PIPELINE DATA, INC.


                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2004


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

         Restricted Cash:

      Restricted cash represents funds held-on-deposit with Laurus Master Fund, Ltd. (as defined in the Restricted Account Agreement), per closing and delivery agreement as of August 31, 2004. (Note-J).

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

                                December 31, 2004


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

5.       Accounts and Notes Receivable

     The Company uses the allowance method to account for uncollectible accounts receivable. Accounts receivable are presented net of an allowance for doubtful accounts of $18,572 and $9,729 at December 31, 2004 and 2003, respectively.

     The Company has three demand notes totaling $175,000 at the simple rate of 10% per annum and two secured promissory notes in the amount of $550,000 together with interest at the rate equal to 6% per annum due on or before July 7, 2007 and May 7, 2008. The $500,000 note is secured by 1,000,000 shares, subject to calls for additional shares in the event that the average closing bid price per share in any 30 day period decreases below $.65 per share.

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

                                December 31, 2004

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

     We follow the requirements of EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining our revenue reporting. Generally, where we have merchant portability and ultimate responsibility for the merchant, revenues are reported at the time of sale on a gross basis equal to the full amount of the discount charged to the merchant. This amount includes interchange paid to card issuing banks and assessments paid to credit card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants.

7.        Advertising Cost

     Advertising cost are expensed as incurred. Advertising expense totaled $ 34,773 for 2004 and $ 19,056 for 2003.


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

                                December 31, 2004


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

                                December 31, 2004

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

                                December 31, 2004



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



  NOTE C - INCOME TAXES

     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 2004, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward and was fully offset by a valuation allowance.

     At December 31, 2004, the Company has net operating loss carry forwards for income tax purposes of $2,024,920. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2012. The components of the net deferred tax assets are as follows:

         Deferred tax assets:
         Net operating loss carry forward                         $     604,816
         Current year loss                                              101,055
         Deferred revenue                                                   367
         Deferred stock compensation                                     18,819
                                                                         ------
              Total deferred tax assets                                 725,057
                                                                        -------

         Deferred tax liabilities:
         Difference between book and tax
            depreciation and amortization                                94,403
         Capital loss                                                    10,747
                                                                         ------
               Total deferred tax liabilities                           105,150
                                                                        -------

         Net deferred tax asset before
                valuation allowance                                $    619,907

         Valuation allowance                                           (619,907)
                                                                       ---------
         Net deferred tax asset                                    $        -0-
                                                                        =======

     The Company recognized no income tax benefit from the loss generated for the period from the date of inception to December 31, 2004. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.

                               PIPELINE DATA, INC.

                                December 31, 2004

NOTE D - COMMITMENTS AND CONTINGENCIES

     Lease agreements

     The offices of the Company's subsidiary, SecurePay, Inc. are located at 1599 Washington Street, Braintree, Massachusetts at a monthly rental of $1,410. The term of this lease shall be for three years with self-renewing unless terminated in writing no later than one hundred and eighty (180) days before each expiration. Each lease year shall be subject to a rent increase not to exceed the most current consumer price index increase from the prior year. Each extension shall be for the same terms as the original lease. The operations center for SecurePay is located at 13339 North Central Expressway Suite 103, Dallas, Texas. This is a four year lease that commenced on June 2002. An initial deposit of $850 and monthly rental of $768 is required on the leased square foot area of 865 square feet. As of September 22, 2004, the Company expanded it's operations center to One Point Royal, 4400 Northpoint Parkway, Alpharetta, Georgia and signed a lease with Highwoods DLF 98/29,LP. This is a sixty-two month lease with annual rent from $38,070 to $64,273. Total base rent for the sixty-two months is $304,699.04.

     Beginning January 1, 2005 Pipeline Data, Inc. will pay the sum of $3,400 per month in rent and have the occupancy rites to the property at 166 West 72nd street. This sub-lease will extend for a period of six months and terminate June 30, 2005. In taking possession of the rental property January 1, 2005, Pipeline Data, Inc. will bear the full responsibility for all utilities and maintenance of the property.

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

                                December 31, 2004


NOTE E - STOCK OPTION ISSUANCES

     In February 2001, the company instituted the 2001-02 Non Statutory Stock Incentive Plan in order to award stock options, restricted stock and stock bonuses to selected individuals who make contributions to the success of our company. This plan was extended to the year 2004.


     During the year ended December 31, 2004, the Company's Board of Directors approved the grant of 430,478 stock options also to key employees and independent consultants with a weighted average exercise price of $0.95. Of the 430,478 options awarded to employees during the year, vest one-third each year beginning January 1, 2005. The options awarded to the Directors at December 31, 2004, (94,737 options), vest on January 1, 2005. The independent consultant's options of 30,000 shares, vest one-third each year beginning January 1, 2005.

     The above options shall have piggyback registration rights and shall be included in any S-8 registration statement.


     As of December 31, 2004, no options have been exercised and the Company has reserved an aggregate of 2,968,115 shares of common stock pending the exercise of the options. In addition, the Company has contractual obligations to issue 1,500,000 and 1,000,000 stock options pursuant to employment agreements.

     Stock option activity is summarized as follows:

      Options outstanding at beginning of year             2,547,637
      Forfeited                                                -0-
      Exercised                                              (10,000)
      Issued                                                 430,478
                                                             -------

      Options outstanding at end of the period             2,968,115
                                                           =========

                               PIPELINE DATA, INC.

                                December 31, 2004




NOTE E - STOCK OPTION ISSUANCES (continued)

     In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment ("SFAS No. 123R"). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing proforma disclosure only. This standard is effective as of July 2005 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. SFAS No. 123R permits public companies to adopt its requirements using one of three methods: the "modified prospective" method, the "modified retrospective" method to January 1, 2005, or the "modified retrospective" method to all prior years for which SFAS No. 123 was effective. We have not yet determined which adoption method to utilize. Further, we have not yet decided whether we will adopt the provisions of this standard on July 1, 2005, as required, or earlier, as allowed.

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


NOTE F - RELATED PARTY TRANSACTIONS

     The Company's subsidiary, Northern Merchant Services, Inc., leases office space from Kevin and Nancy Weller. (see Note D ) See Note I for details of repurchase of 5,000 shares of the Company's preferred stock from Kevin and Nancy Weller.

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

     Chasm Holding, Inc., a related party, was paid $244,554 during the year 2004 for management services.

                               PIPELINE DATA, INC.


                    NOTES TO FINANCIAL STATEMENTS (continued)

                                December 31, 2004




NOTE G - SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS

         Borrowings under Revolving Line of Credit

     The Company's revolving line of credit with a major credit card company amounted to $43,987 and $36,228 at December 31, 2004 and December 31, 2003, respectively.

         Details of Short-Term Debt:

                                                            December 31,
                                                    2004                   2003

           Ladco Financial Group              $        0            $     12,500
           Laurus Master Fund                 $  878,522            $          0

         Details of Long-Term Debt:

           Laurus Master Fund                 $4,954,813            $          0
           Officer's Loan Payable             $        0            $    100,000
            8% Convertible notes              $  739,204            $    726,023
            Officer preferred stock subject
                 to mandatory redemption
                 (see Note I)                 $        0            $  2,500,000

                               PIPELINE DATA, INC.

                                December 31, 2004


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

         Capital Lease Obligations:

     See Note D-Lease Agreements for lease obligation with Hewlett Packard Financial Services Company, Murray Hill, New Jersey, American Express Business Finance and Ikon Financial Services. As of December 31, 2004, the current portion amounted to $14,766, and the long-term portion amounted to $62,717.


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

                                December 31, 2004


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

                                December 31, 2004


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



NOTE J - MERCHANT PORTFOLIO AND RESIDUAL RIGHTS PURCHASE


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

                               PIPELINE DATA, INC.


                    NOTES TO FINANCIAL STATEMENTS (continued)

                                December 31, 2004



NOTE J - MERCHANT PORTFOLIO AND RESIDUAL RIGHTS PURCHASE (continued)

     On May 18, 2004, we entered into an asset purchase agreement to purchase the Residual Rights to 1801 merchant accounts representing $68,911,363 in annual consumer charge volume on a historical basis from Millennium Merchant Services, Inc. and Kent Stiritz in a series of transactions. A total of 4.2 million shares of our common stock have been set aside for the purchase of the Residual Rights (subject to adjustments in the event of a reverse stock split or other stock recombination and with a price adjustment right over a three month look back period). To date, 2,246,764 shares of our common stock have been issued to Mr. Stiritz.

     On May 25, 2004, our subsidiary Northern Merchant Services, Inc. purchased from United Processing Corporation Ltd. its Residual Rights under two merchant solicitation agreements representing an aggregate of 2,300 merchant accounts and 36,174,287 annual consumer charge volume on a historical basis. The aggregate purchase price was $312,000 and 21,000 shares of our common stock. The two merchant agreements under which Residual Rights were transferred are: (i) an Agreement dated April 30, 1996 with EFS NATIONAL BANK and (ii) an Agreement dated April 2, 1998 with NATIONAL PAYMENT SYSTEMS, INC., a New York Corporation, d/b/a Card Payment Systems.

     On October 1, 2004 our subsidiary, Pipeline Data Portfolio Acquisitions, Inc purchased the Residual Rights to an aggregate of 511 merchant accounts representing $10,496,180 in annual consumer chanrge volume, on a historical basis, from Diversified Debit and Credit, Inc for an aggregate purchase price of $119,372.

     On December 1, 2004, our subsidiary Pipeline Data Portfolio Acquisitions, Inc purchased the Residual Rights from an aggregate of 238 merchant accounts representing $4,021,176 in annual consumer charge volume on a historical basis from Merchant Select Services, Inc. The purchase price was $56,320.

                               PIPELINE DATA, INC.

                                December 31, 2004



NOTE K - SUBSEQUENT EVENTS

     As of March 11, 2005, the Company and Laurus Master Fund, LTD., amended the terms of (i) that certain Registration Rights Agreement, dated as of June 16, 2004, and (ii) that certain Registration Rights Agreement, dated as of August 31, 2004, have agreed to make certain changes to each Registration Rights Agreement as set forth as follows:

     Laurus has agreed to cancel that certain Common Stock Purchase warrant issued by Company dated August 31, 2004, and the Company will issue a replacement warrant for 600,000 shares of the Common Stock of the Company exercisable at $1.40 per share and the Company shall issue an additional common stock purchase warrant to Laurus to purchase up to 100,000 shares of the Common Stock of the Company. On March 16, 2005, Pipeline Data, Inc. announced that it had signed a letter of intent to acquire Florida-based Charge.com. Under the terms of the agreement, Pipeline Data, Inc. will purchase Charge.com for $7.5 million in cash, $3.5 million in the form of a promissory note, 5 million shares of Pipeline Data, Inc.'s common stock and an additional 1 million shares of Pipeline Data, Inc.'s common stock based on Charge.com fulfilling certain performance requirements. During 2005 the following merchant portfolios were acquired using funds from the Laurus financing: On February 21, 2005, our subsidiary Pipeline Data Portfolio Acquisitions, Inc. purchased the Residual Rights from an aggregate 830 merchant accounts from CPS of new York, Inc. for the purchase price of $1,090,011 and on March 1, 2005, purchased 775 merchant accounts from Advanced Internet Services, LLC. for an aggregate purchase price of $589,589 plus 64,010 shares of our restricted common stock.

   Item 8. Changes In and Disagreements With Accountants on Accounting an Financial Disclosure.

     There have been no changes in, and no disagreements with, our company's public accountants.

Item 8A. Controls and Procedures.

    As of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Corporate Executive Committee ("CEC") and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEC and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2004.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons. Directors, Executive Officers, Promoters And Control Persons

The following table provides information about our directors and executive officers as of March 31, 2005:


Name                           Age            Position
--------------------------------------------------------------------------------

MacAllister Smith              42              Chief Executive Officer,
                                                  President and Director
Jack Rubinstein                57              Chairman of the Board
Kevin Weller                   38              Director
Kevin Smith                    37              Chief Operating Officer
Donald Gruneisen               50              Chief Financial Officer
Philip Chait                   41              Secretary
Thomas Tesmer                  58              Chief Technical Officer

MacAllister Smith, 42, Pipeline and SecurePay, President, Chief Executive Officer and Director, NMSI and Pipeline Data Processing, Director

     Mr. Smith has over fourteen years of experience in the merchant processing industry and has held ownership positions in three companies that have been merged with public corporations. Mr. Smith was most recently Regional Vice President of Nova Information Systems (NYSE:NIS) (employed from 1996 to 1998), a $2 billion corporation and one of the largest credit card processors in the industry. He was President and CEO of Pinnacle Financial Technologies, Inc. (employed from 1994-1998), a nationally recognized firm and a pioneer in electronic benefits transfer (EBT) programs. The company merged with Nova Information Systems in 1998. Mr. Smith was also co-founder and Senior Partner of AccesServices, Inc. (employed from 1997 to 1998). He was part of the team that designed and built a nationwide network processing switch for retail and online MasterCard, Visa, American Express and debit card transactions. The company was sold to Digital Courier Technologies, Inc. (NASDAQ:DCTI) in 1999.


Jack Rubinstein, 57, Chairman of the Board

     Mr. Rubinstein, age 57, has been the General Partner of DICA Partners, an investment hedge fund located in Hartsdale, New York, since the commencement of its operations in 1991. Mr. Rubinstein also acts as a management and financial consultant to various public companies in the telecommunications industry. He was a founding public board member of CD Radio, Inc.(Sirius Satellite Radio) and aided in the funding of the Molloy Group, a help desk software developer. Mr. Rubinstein is also a founding member of The Capital Advisory Services, a consortium of consultants aiding the capital market needs of emerging private and smaller public companies.

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

Kevin J. Weller, 38, Pipeline, Director; NMSI, President and Director

     Mr. Weller has over eight years of experience in the payment processing industry. His entry was in 1992 with Netcom Data Corp. as a sales representative. In August 1997, Mr. Weller co-founded Northern Merchant Services. Since 1997, he has consistently placed Northern Merchant Services at the top of Nova Information System's MSP Program in new account acquisition. Northern Merchant Services amassed over 6,000 customers prior to its acquisition by Pipeline. Northern Merchant Services was also selected as 2002 Business of the Year by the St. Lawrence County Chamber of Commerce. Mr. Weller holds a degree in Business Administration from SUNY Canton.

Kevin Smith, 37, Pipeline, Chief Operating Officer; Pipeline Data Processing, President and Director

     Mr. Smith has over 14 years experience in the merchant processing industry. He was employed by Concord EFS (recently acquired by First Data Corp.(NYSE:FDC) from 1998 to 2004 serving as its Senior Vice President of ISO Sales and COO of Concord Payment Systems, a wholly owned subsidiary of Concord EFS. Mr. Smith was responsible for the wholesale credit card processing division, which included all aspects of operations and sales. Prior to that, Mr. Smith served as Operations Director for Bancard Systems of Irvine, CA from 1991 to 1998.

Donald W. Gruneisen, 50, Pipeline, SecurePay, NMSI and Pipeline Data Processing, Chief Financial Officer

     Mr. Gruneisen has over 20 years of experience in the volatile, high-growth telecommunications industry, with expertise in the areas of finance, management, accounting and top executive corporate management. Mr. Gruneisen holds an MBA from Clarkson University in Accounting and Management Information Systems and is a Certified Public Accountant with twelve years experience as a corporate officer (including serving in positions of chief executive officer/general manager). He has been the Treasurer and Director of Finance of NMSI since July 2001. From June 2000 to July 2001, Mr. Gruneisen was a consultant providing strategic guidance with specialization in billing, accounting, and tax issues associated with the telecommunications industry and financial management. From January 1999 to June 2000, he was a senior accountant at Whalen, Davey & Looney, LLP. From 1977 to 1998, he worked for Nicholville Telephone Company, a $3.5 million ESOP-owned local exchange carrier/utility. He started with the company in 1977 as an accountant and accounting manager and ultimately became Chief Executive Officer, General Manager and Treasurer from 1990 to 1998. His duties included the management of wireless network services and joint ventures, including the sale of interests within those areas.

Philip Chait, 41, Pipeline and SecurePay,  Secretary

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

Thomas W. Tesmer, 58, Pipeline Data, Chief Technical Officer

     Mr. Tesmer is an experienced and talented senior executive with over twenty-five years in the transaction processing industry. From October 2002 to his joining our company, Mr. Tesmer served as president and chief executive officer of Symmetrex, Inc., a private company, a processing company supporting third party clients fielding stored value card programs into the US and foreign markets. From June 1999 to September 2002, Mr. Tesmer served as Executive Vice President of the Front End Systems division of Heartland Payment Systems. Heartland Payment Systems is one of the nation's largest bankcard acquirers. During his tenure at Heartland, Mr. Tesmer created and implemented the company's stand-alone transaction processing division. From November 1996 to May 1999, Mr. Tesmer was President and CEO of Access Services, Inc. a provider of risk management services, which was later sold to Digital Courier Technologies, Inc. From August 1992 to October 1996, Mr. Tesmer served as Executive Vice President and Director of the POS Technology Division of Southeast Switch, Inc. (HONOR), the precursor to STAR. The company was subsequently sold to Concord EFS and most recently to First Data (FDC). As President of TransNet, now Paymentech and a joint venture of Bank One ONE and First Data, he established and directed all aspects of operations, strategy and product development.

Item 10.  Executive Compensation

     The following table summarizes the cash compensation paid or to be paid by us, as well as certain other compensation paid or accrued, during the fiscal year ended December 31, 2003 and December 31, 2004, to our Chief Executive Officer and each of our seven other most-highly compensated executive officers, which we refer to as our "named executive officers," in all capacities in which they served.

                           Summary Compensation Table




                                                            Restricted    Securities
Name and                                  Other Annual       Stock         Underlying      LTIP           All
Principal         Salary        Bonus     Compensation      Award(s)       Options        Payout         Other
Position           ($)           ($)          ($)            ($)           $/SARs (#)      ($)        Compensation
----------        ----          ------    ------------    ----------    ----------      -------      -------------


2003
Jack
Rubinstein(1)      -0-           -0-          -0-            -0-           66,667          -0-           -0-
Board
Chairman

MacAllister      70,854          -0-          -0-           -0-           279,291          -0-           -0-
Smith(2)

Philip           70,854          -0-          -0-           -0-            25,833          -0-           -0-
Chait(3)

Kevin
Weller (4)      200,000          3,846        7,213         -0-           160,000          -0-           -0-

Nancy           150,000          2,885        7,661         -0-            51,250          -0-           -0-
Weller (5)

Donald           50,000          2,885        3,658         -0-            34,167          -0-           -0-
Gruneisen (6)

2004
Jack
Rubinstein(1)      -0-            -0-          -0-          -0-            42,105          -0-           -0-
Board
Chairman

MacAllister     122,227           -0-          -0-          -0-           116,000          -0-           -0-
Smith(2)

Philip          122,227           -0-          -0-          -0-            16,316          -0-            -0-
Chait(3)

Kevin
Weller (4)      200,000         3,846       11,659          -0-           101,053          -0-            -0-

Nancy           150,000         2,885       10,694          -0-            32,368          -0-            -0-
Weller (5)

Donald           79,342         1,923        1,051          -0-            21,579          -0-            -0-
Gruneisen (6)

Kevin
Smith           100,502           -0-          676          55,540         13,755          -0-            -0-

Thomas
Tesmer           73,846           -0-          -0-          24,990         11,660          -0-            -0-


     (1) On December 31, 2004, Jack Rubinstein was awarded options to purchase 26,316 shares of common stock at the exercise price of $0.95 per share. On December 31, 2003, Jack Rubinstein was awarded options to purchase 66,667 shares of common stock at the exercise price of $0.60 per share. On December 28, 2002, Jack Rubinstein was awarded options to purchase 96,666 shares of common stock at the above market exercise price of $0.35 per share. On June 28, 2002, Jack Rubinstein was awarded 100,000 shares of common stock in lieu of monetary compensation. On October 1, 2001, Fali Rubinstein was awarded 160,000 shares of restricted stock in lieu of monetary compensation for research and administrative services rendered to our company. The ownership of these shares is attributed to Jack Rubinstein. On February 28, 2001, Jack Rubinstein was awarded options to purchase 350,000 shares of our common stock at the above market exercise price of $2.50 per share. These options were rescinded. On October 18, 2001, Jack Rubinstein was awarded options to purchase 350,000 shares at the market price of $0.40 per share. On March 8th, 2002, Jack Rubinstein lent our company $100,000 for working capital purposes. The promissory note evidencing this transaction has a term of one year and bears simple interest at the rate of 8%. The principal and interest of the note is convertible into common stock of Pipeline at the then current market price of $0.35 per share. Upon conversion, Mr. Rubinstein shall receive warrants equal to 100% of the number of shares converted with minimum warrant issuance of 100,000 shares. On December 31, 2004, the 8% note converted to shares of Pipeline common stock at the price of $0.35 per share. Mr. Rubinstein, our Chairman of the Board is entitled to receive an incentive bonus and a performance bonus as determined by the board. On March 8, 2003, the note was renegotiated and the term was extended to March 8, 2005. Mr. Rubinstein, our Chairman of the Board, is entitled to receive a performance bonus for services rendered since 2002 of up to $180,000, payable in cash or kind, as determined by the Board of Directors.

     (2) On December 31, 2004, MacAllister Smith was awarded options to purchase 116,000 shares of common stock at the exercise price of $0.95 per share. On December 31, 2003, MacAllister Smith was awarded options to purchase 279,291 shares of common stock at the exercise price of $0.60. On December 28, 2002, MacAllister Smith was awarded options to purchase 96,666 shares of common stock at the above market exercise price of $0.35. On June 28, MacAllister Smith was awarded 100,000 shares of common stock in lieu of monetary compensation. On March 15, 2002, MacAllister Smith was awarded options to purchase 350,000 shares of our common stock at the market price of $0.40 per share to replace options he received from SecurePay. Pipeline paid MacAllister Smith 749,496 shares of our common stock for his interest in SecurePay. His sister, Catherine Brannon, owns 50% of Chasm Holdings, Inc. which received 4,118,545 shares of our common stock for her interest in SecurePay. This has not been listed as compensation as it was in consideration of assets. MacAllister Smith has been awarded a salary of $240,000 per annum, which is currently being deferred on a partial basis. MacAllister Smith is entitled to receive an incentive bonus up to an amount equal to his salary and a performance bonus as determined by the board, upon meeting or exceeding certain financial, sales or other goals set forth by the board of directors of our company. Mr. Smith is also entitled to an automobile or an automobile allowance of $700 per month. As MacAllister Smith is President of Chasm Holdings, Inc and it is owned 50% by his sister, we have attributed 50% of amounts paid to Chasm Holdings since it is a related party.

     (3) On December 31, 2004, Philip Chait was awarded options to purchase 16,316 shares of common stock at the exercise price of $0.95 per share. On December 31, 2003, Philip Chait was awarded options to purchase 25,833 shares of common stock at the exercise price of $0.60. On June 28, 2002 Philip Chait was awarded 100,000 shares of common stock in lieu of monetary compensation. Mr.
Chait's sister, Barbara Klein, owns 50% of Chasm Holdings, which received 4,118,545 shares of our common stock for her interest in SecurePay. This has not been listed as compensation as it was in consideration of assets. Philip Chait has been awarded a salary of $100,000 per annum, which is currently being deferred on a partial basis. Mr. Chait is also entitled to an automobile or an automobile allowance of $600 per month. As Philip Chait is Secretary of Chasm Holdings, Inc. and it is owned 50% by his sister, we have attributed 50% of amounts paid to Chasm Holdings since it is a related party.

     (4) On December  31,  2004,  Kevin  Weller was awarded  options to purchase
101,053 shares of common stock at the exercise price of $0.95 per share. On December 31, 2003, Kevin Weller was awarded options to purchase 160,000 shares of common stock at the exercise price of $0.60. On December 28, 2002, Kevin Weller, was awarded options to purchase 96,668 shares of common stock at the above market exercise price of $0.35. Salary indicated is from August 26, 2002 to December 31, 2002. Pursuant to the NMSI Acquisition Agreement, on August 26, 2002 Mr. Weller was issued (i) two thousand five hundred shares of series A preferred convertible stock (the "Preferred Shares"). Each preferred share is convertible into one thousand (1,000) shares of our common stock at the conversion price of $0.50 per common share and (ii) five hundred thousand of our common shares. We agreed that during the 36-month period from the date (the "36-month Period") of the NMSI Acquisition Agreement (August 26, 2005), we would offer to repurchase the Preferred Shares from Kevin and Nancy Weller for $2,500,000. In the event we failed to do this, the merchant portfolio would revert back to the Wellers. On February 27, 2004 we complied with this provision and repurchased 2,000 Preferred Shares for $1,000,000 and the Wellers exercised their option to convert 3,000 shares into 3,000,000 million shares. As a result of this transaction, the NMSI merchant portfolio cannot revert back to the Wellers. In addition, he has certain earn-in capabilities based upon account retention milestones achieved within a specified period of time. Each time NMSI, as our wholly owned subsidiary, attains 5,000 merchant accounts, we shall issue to Mr. Weller five hundred thousand (500,000) common shares, up to an aggregate of 1,500,000 common shares. This earn- in restriction shall expire on the fourth anniversary of the date of the acquisition agreement pursuant to which we acquired NMSI. Further, Mr. Weller is afforded the opportunity to borrow an amount that, when added to the amount borrowable by Nancy Weller, shall equal up to an aggregate of $200,000. On November 18, 2003, Kevin Weller borrowed $85,000 from our company pursuant to a promissory note with a term of eighteen months bearing interest at the rate of 4%. This note was paid in full on March 10, 2004. None of the foregoing has been listed as compensation as it was in consideration of assets. Mr. Weller is paid a salary of $200,000 per annum. Mr. Weller is entitled to receive an incentive bonus up to an amount equal to his salary and a performance bonus as determined by the board, upon meeting or exceeding certain financial, sales or other goals set forth by the board of directors of our company. Mr. Weller is also entitled to an automobile or an automobile allowance of $600.00 per month . Kevin and Nancy Weller are married.

     (5) On December 31, 2004, Nancy Weller was awarded options to purchase 32,368 shares of common stock at the exercise price of $0.95 per share. On December 31, 2003, Nancy Weller was awarded options to purchase 51,250 shares of common stock at the exercise price of $0.60. Pursuant to the NMSI Acquisition Agreement, on August 26, 2002, Mrs. Weller was issued (i) two thousand five hundred shares of series A preferred convertible stock (the "Preferred Shares"). Each preferred share is convertible into one thousand (1,000) shares of our common stock at the conversion price of $0.50 per common share and (ii)five hundred thousand of our common shares. We agreed that during the 36-month period from the date (the "36-month Period") of the NMSI Acquisition Agreement (August 26, 2005), we would offer to repurchase the Preferred Shares from Kevin and Nancy Weller for $2,500,000. In the event we failed to do this, the merchant portfolio would revert back to the Wellers. On February 27, 2004 we complied with this provision and repurchased 2,000 Preferred Shares for $1,000,000 and the Wellers exercised their option to convert 3,000 shares into 3,000,000 million shares. As a result of this transaction, the NMSI merchant portfolio cannot revert back to the Wellers. In addition, she has certain earn-in capabilities based upon account retention milestones achieved within a specified period of time. Each time NMSI, as our wholly owned subsidiary, attains 5,000 merchant accounts, we shall issue to Mrs. Weller five hundred thousand (500,000) common shares, up to an aggregate of 1,500,000 common shares. This earn- in restriction shall expire on the fourth anniversary of the date of the acquisition agreement pursuant to which we acquired NMSI. Further Mrs. Weller is afforded the opportunity to borrow an amount that, when added to the amount borrowable by Kevin Weller, shall equal up to an aggregate of $200,000. On November 18, 2003, Kevin Weller borrowed $85,000 from our company pursuant to a promissory note with a term of eighteen months bearing interest at the rate of 4%. This note was paid in full on March 10, 2004. None of the foregoing has been listed as compensation as it was in consideration of assets. Mrs. Weller is paid a salary of $150,000 per annum. Mrs. Weller is entitled to receive an incentive bonus up to an amount equal to her salary and a performance bonus as determined by the board, upon meeting or exceeding certain financial, sales or other goals set forth by the board of directors of our company. Mrs. Weller is also entitled to an automobile or an automobile allowance of $600.00 per month minimum. Kevin and Nancy Weller are married.

     (6) On December 31, 2004, Donald Gruneisen was awarded options to purchase 21,579 shares of common stock at the exercise price of $0.95 per share. On December 31, 2003, Donald Gruneisen, was awarded options to purchase 34,167 shares of common stock at the exercise price of $0.60. On December 18, 2002, Donald Gruneisen was awarded options to purchase 75,000 shares of common stock at the above market exercise price of $0.35, of which 37,500 shares to vest on January 1, 2003 and 37,500 shares to vest on January 1, 2004. Mr. Gruneisen is currently receiving a salary of $100,000.

Relationships Amongst Management

     There are no family relationships among any of the persons listed above except that Kevin Weller and Nancy Smith-Weller, Vice President and Secretary of NMSI, are married.

     The following table sets forth the option and stock appreciation rights granted during the fiscal year ended December 31, 2004, to our company's Chairman of the Board and each of our company's officers and directors.


                            Option/SAR Grants in Last Fiscal Year
                                      Individual Grants
       (a)          (b) (c) (d) (e) Number of Securities Options/SARs Granted
                    Exercise or
                  Underlying Options/SARs  to Employees
Name                Granted (#)                  in Fiscal Year    Base Price   Expiration Date

Jack Rubinstein,
Chairman of the
Board                42,105 options                9.8%         $0.95 per       December 31, 2009
                                                                    Share
MacAlllister
Smith                116,000  options             27.0%         $0.95 per       December 31, 2009
                                                                    Share

Kevin Weller                                      23.5%         $0.95 per       December 31, 2009
                     101,053 options                                Share

Don Gruneisen                                      5.09%         $0.35 per      December 31, 2009
                     21,579 options                                Share

Kevin Smith          13,755 options                3.2%         $0.95 per       December 31, 2009
                                                                    Share

Tom Tesmer           11,660 options                2.6%         $0.95 per       December 31, 2009
                                                                    Share


     In February 2001, the company instituted the 2001-02 Non -Statutory Stock Incentive Plan in order to award stock options, restricted stock and stock bonuses to selected individuals who make contributions to the success of our company. The Incentive Plan was amended on December 1st, 2003 to increase the number of options awardable by 2,000,000 to 4,000,000 options.

     During the year ended December 31, 2002, the company issued the following options: 200,000 options to Sheila Corvino, Esq., for legal services, strike price $0.35. 150,000 options to Sheila Corvino, Esq., for legal services, strike price $0.40. 350,000 0ptions to MacAllister Smith for services, strike price $0.40. 150,000 options to R. Scott Barter for analytical and financial research services, strike price $0.35.

     The following are options granted on December 18, 2002: 50,000 options to Jody Latimer for sales work performed, strike price $0.35. 25,000 to vest on January 1, 2003 and 25,000 to vest on January 1, 2004. 50,000 options to Barbara Denis for services, strike price $0.35. 25,000 to vest on January 1, 2003 and 25,000 to vest on January 1, 2004. 75,000 options to Donald Gruneisen for accounting services, strike price $0.35. 37,500 to vest on January 1, 2003 and 37,500 to vest on January 1, 2004. 96,666 options to Jack Rubinstein for directorial services, strike price $0.35. All 96,666 shares to vest on January 1, 2003. 96,666 options to MacAllister Smith for directorial services, strike price $0.35. All 96,666 shares to vest on January 1, 2003. 96,666 options to Jack Rubinstein for directorial services, strike price $0.35. All 96,666 shares to vest on January 1, 2003. 96,668 options to Kevin Weller for directorial services, strike price $0.35. All 96,668 shares to vest on January 1, 2003. Sheila Corvino, Esq. was issued 30,000 options, for legal services, strike price $0.35, for the year ended December 31, 2003 and 30,000 options, for legal services, strike price $0.35, for the year ended December 31, 2004.

     The above options shall have piggyback registration rights and shall be included in any S-8 registration statement.

     Stock option activity is summarized as follows:

      Options outstanding at beginning of year              2,547,637
      Granted                                                 430,478
      Exercised                                               (10,000)
                                                              --------
      Options outstanding at end of the period              2,968,115*

* In addition, pursuant to employment contracts with each of Kevin Smith and Thomas Tesmer we have contractual obligations to issue each of them 1,500,000 and 1,000,000, respectively.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     Except as otherwise set forth below, the following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2004 , and as adjusted to reflect the sale of shares offered hereby, by:

     o each person who is known by us to own more than 5% of the outstanding shares of our common stock,

     o    each of our directors,

     o    each named executive officer, and

     o    all of our directors and executive officers as a group.

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Unless otherwise indicated, the principal address of each officer, director and 5% stockholders listed below is c/o Pipeline Data Inc., 1515 Hancock St., Suite 301, Hancock Plaza, Quincy, MA 02169. We believe that all persons named in the table have sole voting and sole investment power with respect to all shares beneficially owned by them. All figures include shares of common stock issuable upon the exercise of options or warrants exercisable, or the conversion of convertible subordinated promissory notes convertible, within 60 days of March 18, 2005 and, which are deemed to be outstanding and to be beneficially owned by the person holding those options, warrants or convertible subordinated promissory notes for the purpose of computing the percentage ownership of that person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Percentage of shares beneficially owned is based on 26,102,022 shares of our common stock outstanding as of December 31, 2004.



Name of                                    Number of Shares         % ofShares
Beneficial Owner                           Beneficially Owed        Beneficially
                                                                    Owned
---------------------------                 ----------------        ------------
Jack Rubinstein(1)                                 1,399,075                5.1%
Chairman of the Board
370 Clayton Road
Scarsdale, NY  10583-1504

MacAllister Smith(2)                               2,878,252               11.0%
President and CEO
and Director
1515 Hancock St., Suite 301
Quincy, MA  02169-5243

Chasm Holdings, Inc(2)                             4,945,465               18.9%
1515 Hancock St., Suite 301
Quincy, MA  02169-5243

Philip E. Chait                                      100,000                0.4%
1515 Hancock St., Suite 301
Quincy, MA  02169-5243

Gilbert Anthony Reynolds                             500,000                1.9%
13339 North Central
Expressway Suite 103
Dallas, Texas

Kevin Weller (3)                                   3,058,057               11.7%
12 West Main Street
Brasher Falls, NY

Nancy Weller(3)                                    3,066,000               11.7%
12 West Main Street
Brasher Falls, NY

Kent Stiritz                                       2,246,764                8.6%

Kevin Smith                                            44,432               0.2%
4400 Northpoint Parkway
Alpharetta, GA  30022-2429

Thomas Tesmer                                          24,990               0.1%
4400 Northpoint Parkway
Alpharetta, GA  30022-2429

Lane P. Gordon                                         667,086              2.6%
1515 Hancock St., Suite 301
Quincy, MA  02169-5243

ALL DIRECTORS AND
EXECUTIVE OFFICERS
AS A GROUP
(11 persons)                                        18,870,121             72.3%


     (1) On December 31, 2004, Jack Rubinstein was awarded options to purchase 26,316 shares of common stock at the exercise price of $0.95 per share. On December 31, 2003, Jack Rubinstein was awarded options to purchase 66,667 shares of common stock at the exercise price of $0.60. On December 28, 2002, Jack Rubinstein was awarded options to purchase 96,666 shares of common stock at the above market exercise price of $0.35. On October 1, 2001, Fali Rubinstein was awarded 160,000 shares of restricted stock in lieu of monetary compensation for research and administrative services rendered to our company. Fali Rubinstein and Jack Rubinstein are married. The ownership of these shares is attributed to Jack Rubinstein. On October 18, 2001, Jack Rubinstein was awarded options to purchase 350,000 shares at the market price of $0.40 per share. These options are immediately exercisable. Further, subsequent to the 2001 fiscal year end, on March 8th, 2002, Jack Rubinstein lent our company $100,000 for working capital purposes. The promissory note evidencing this transaction has a term of one year and bears simple interest at the rate of 8%. The principal and interest of the note is convertible into common stock of Pipeline at the then current market price of $0.35 per share. Upon conversion, Mr. Rubinstein shall receive warrants equal to 100% of the number of shares converted with minimum warrant issuance of 100,000 shares. On March 8, 2003, the note was renegotiated and the term was extended to March 8, 2005. Mr. Rubinstein, our Chairman of the Board, is entitled to receive a performance bonus for services rendered since 2002 of up to $180,000, payable in cash or kind, as determined by the Board of Directors.

     (2) Chasm Holdings is 50% owned by Catherine Brannon who is the sister of MacAllister Smith. The other 50% owner is Barbara Klein, Philip Chait's sister. On June 28, 2002, 100,000 shares of unregistered common stock were issued to MacAllister Smith in lieu of fees outstanding. On December 31, 2003, MacAllister Smith was awarded options to purchase 279,291 shares of common stock at the exercise price of $0.60. On December 28, 2002, MacAllister Smith was awarded options to purchase 446,666 shares of common stock at the above market exercise price of $0.35.

     (3) Kevin Weller is a director of our company. Nancy Weller is his wife and her shares may be attributed to him. On December 31, 2004, Kevin Weller was awarded options to purchase 101,053 shares of common stock at the exercise price of $0.95 per share. On December 31, 2003, Mr. Weller was awarded options to purchase 160,000 shares of common stock at the exercise price of $0.60. On December 28, 2002, Mr. Weller was awarded options to purchase 96,668 shares of common stock at the above market exercise price of $0.35.Pursuant to the NMSI Acquisition Agreement, on August 26, 2002, Kevin and Nancy Weller were issued
(i) five thousand shares of series A preferred convertible stock (the "Preferred Shares"), each preferred share is convertible into one thousand (1,000) shares of our common stock at the conversion price of $0.50 per common share and (ii) one million of our common shares. We agreed that during the 36-month period from the date (the "36-month Period") of the NMSI Acquisition Agreement (August 26,
2005), we would offer to repurchase the Preferred Shares from Kevin and Nancy Weller for $2,500,000. In the event we failed to do this, the merchant portfolio would revert back to the Wellers. On February 27, 2004, we complied with this provision and repurchased 2,000 Preferred Shares for $1,000,000 and the Wellers exercised their option to convert 3,000 shares into 3,000,000 shares. As a result of this transaction, the NMSI merchant portfolio cannot revert back to the Wellers.

Item 12. Certain Relationships and Related Transactions.

     In February 2001, the company instituted the 2001-02 Non -Statutory Stock Incentive Plan in order to award stock options, restricted stock and stock bonuses to selected individuals who make contributions to the success of our company. The Incentive Plan was amended on December 1st, 2003 to increase the number of options awardable by 2,000,000 to 4,000,000 options.

     During the year ended December 31, 2003, the company issued the following options: 200,000 options to Sheila Corvino, Esq., for legal services, strike price $0.35. 150,000 options to Sheila Corvino, Esq., for legal services, strike price $0.40. 350,000 options to MacAllister Smith for services, strike price $0.40. 150,000 options to R. Scott Barter for analytical and financial research services, strike price $0.35.

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

     The following material transactions have occurred in the past fiscal year. They are identified below:

     Pursuant to the NMSI Acquisition Agreement, dated, August 26th, 2002, whereby we purchased our NMSI subsidiary, we agreed that during the initial 36-month period of the this agreement (August 26, 2005), we would offer to repurchase the Preferred Shares from Kevin and Nancy Weller for $2,500,000. In the event we failed to do this, the merchant portfolio would revert back to the Wellers. On February 27, 2004 we complied with this provision and repurchased 2,000 Preferred Shares for $1,000,000 and the Wellers exercised their option to convert 3,000 shares into 3,000,000 shares. As a result of this transaction, the NMSI merchant portfolio cannot revert back to the Wellers.

     As part of the NMSI Acquisition Agreement, the Wellers are afforded the opportunity to borrow an aggregate amount of $200,000 from our company. On November 18, 2003, Kevin Weller borrowed $85,000 from our company pursuant to a promissory note with a term of eighteen months bearing interest at the rate of 4%. This note was paid in full on March 10, 2004.


     On March 14, 2002, Accu-Search renegotiated their note with us. We agreed to convert the $200,000 note with interest totaling $224,000 into preferred stock of Accu-Search. They also paid an upfront payment of $4,000 in cash. In addition, Accu-Search would provide Pipeline Data two years' Web access to Accu-Search's online data and map system. Contracts were finalized and signed and monies delivered on or about April 30th, 2002. During 2004, $55,407 was received from Accu-Search representing payments of interest of 24,620 and a partial redemption of Accu-Search's preferred 5,746 shares of Accu-Search preferred stock in the amount of $34,508 and interest payments of $20,899. On December 16, 2004, the remaining 25,656 shares of Accu-Search were converted to cash upon Accu-Search's merger into a wholly owned subsidiary of Datatrace Information Services LLC. Accu-Search shares outstanding as of the merger date were automatically converted to a right to receive cash.

     On March 8th, 2002, Jack Rubinstein, our Chairman of the Board, lent our company $100,000 for working capital purposes. The promissory note evidencing this transaction has a term of one year and bears simple interest at the rate of 8%. The principal and interest of the note is convertible into common stock of Pipeline at the then current market price of $0.35 per share. Upon conversion, Mr. Rubinstein shall receive warrants equal to 100% of the number of shares converted with minimum warrant issuance of 100,000 shares. On March 8, 2003, the note was renegotiated and the term was extended to March 8, 2005. On December 31, 2004 Mr. Rubinstein converted this note and accrued interest to common stock at a conversion rate of $.35 per share.

     Mr. Rubinstein, our Chairman of the Board, is entitled to receive a performance bonus for services rendered since 2002 of up to $180,000, payable in cash or kind, as determined by the Board of Directors.

     As of December 31, 2004, our company had issued $1,117,423 in 8% convertible notes. Of that amount, $739,204 is outstanding as of December 31, 2004.

     The outstanding notes have a two year term, accrue interest at the annual interest rate of 8% and have 33% warrant coverage at a conversion price of $.35 per share. Beginning November 1, 2003 the conversion price was $.50 per share. As of January 1, 2004, the conversion price was $0.65 per share and as of March 8, 2004, the conversion price was $1.00 per share. The names and amounts of the recipients are as follows:


                               8% Convertible Note

Date              Name                                       Amount

3.12.03           Cara J. Fascione                                      200,000*

3.31.03           Chasm Holdings                                         26,120

6.9.03            William Haas                                            5,000

6.26.03           Lane Gordon                                            50,000

5.6.03            Chasm Holdings                                          2,000

8.8.03            Tracy Bertolino                                        46,873

9.25.03           Chasm Holdings                                         15,000

9.2.03            Michael Greenburg                                       8,000

10.27.03          Chasm Holdings                                          8,950

10.31.03          Lane Gordon                                            50,000

11.13.03          Lane Gordon                                            50,000

12.18.03          Tracy Bertolino                                         1,400

1.8.04            Chasm Holdings                                         10,000

1.14.04           Chasm Holdings                                          4,000

1.2.04            Elaine Greenburg                                        5,000

1.20.04           Michael Greenburg                                    3,333.50

1.26.04           G Timothy Kane                                         35,000

1.27.04           Barbara Klein                                           5,000

1.27.04           Alexis Rudolph                                          5,000

1.28.04           Tanya Crowley                                          15,000

1.28.04           Barbara Klein                                          10,000

2.3.04            Barry Shore                                             5,000

2.4.04            Robin & William Maher                                  10,000

2.5.04            Ken & Linda Swift                                      10,000

2.6.04            Joe Chang                                               5,000

2.9.04            Terry Buckley                                           5,000

2.13.04           Jill Johnson                                            5,000

2.13.04           Chris Bertolino                                         5,000

2.13.04           Louis Bertolino                                         5,000

2.13.04           Blair & Jill Johnson                                   16,000

2.17.04           Louis Bertolino                                        10,500

2.17.04           Carolyn Bertolino                                       5,000

2.19.04           David Cushing                                          20,000

2.25.04           Melvin Chait                                            9,000

2.25.04           Trudy Becker                                            5,000

2.25.04           Bob Erlichman                                           5,000

2.27.04           Peter Thompson                                         25,000

2.27.04           Carmen Lopez                                            4,000

2.27.04           Lane Gordon                                            50,400

3.5.04            Bob Erlichman                                           7,500

3.8.04            David Cushing                                          20,000

4.22.04           Donald Swift                                            3,000


     * Note and accrued interest converted into Pipeline Data stock during March 2005.

Item 13. Exhibits.

(a) The following exhibits are included as part of this report:

EXHIBIT
NUMBER DESCRIPTION LOCATION


Exhibit No.   Description

3.1* Certificate of Incorporation

3.2* Amended and Restated Certificate of Incorporation

3.3* By-laws of registrant

3.4* Form of class A Redeemable Warrant

3.5* Form of class B Redeemable Warrant

3.6* Form of class A Warrant Agreement

3.7* Form of class B Warrant Agreement

3.8* Form of Lock-up Agreement

5*   Opinion on Legality of Sheila G. Corvino

10.1* Web site development and servicing agreement

10.2* Consulting Agreement with Unifund America, Inc.

10.3* Agreement with Rainbow Media

10.4*Promissory Note dated November 1,2000 issued by Accu-Search, Inc. as Debtor to Pipeline Date Inc.as Payee

10.5*License  Agreement for Technology  dated November 1, 2000 between  Pipeline
     Date Inc. and Accu-Search Inc.

10.6* Amended Promissory Note by Accu-Search as Debtor to Pipeline as Payee

10.7*Acquisition Agreement dated March 19, 2002 between the Registrant and
     SecurePay.Com, Inc.

10.8*Acquisition  Agreement  dated August  26,2002  between the  Registrant  and
     Northern Merchant Services, Inc.

10.9*Securities  Purchase  Agreement  dated  February 27, 2004 between  Pipeline
     Data Inc. and Laurus Master Fund, Ltd.

10.10*Convertible Term Note dated February 27, 2004, made by Pipeline Data Inc.
                      in favor of Laurus Master Fund, Ltd.

10.11*Security  Agreement  dated February 27, 2004 by and between  Pipeline Data
     Inc. and Laurus Master Fund, Ltd.

10.12*Registration  Rights  Agreement  dated  February  27,  2004 by and between
     Pipeline Data Inc. and Laurus Master Fund, Ltd.

10.13*Common Stock Purchase Warrant dated February 27, 2004 issued by Pipeline
     Data Inc, in favor of Laurus Master Fund, Ltd.

10.14* Asset Purchase Agreement dated May 18, 2004.

10.15* Secured Term Note dated May 18, 2004.

10.16* Pledge Agreement dated May 18, 2004.

10.17* Asset Purchase Agreement dated May 24, 2004.

10.18*Convertible Term Note dated August 31, 2004, made by Pipeline Data Inc. in favor of Laurus Master Fund, Ltd.

10.19*Security Agreement dated August 31, 2004 by and between Pipeline Data Inc.
     and Laurus Master Fund, Ltd.

10.20*Security  Agreement  dated  August 31, 2004 by and between  SecurePay.com,
     Inc. and Laurus Master Fund, Ltd.

10.21*Security Agreement dated August 31, 2004 by and between NMSI and Laurus
     Master Fund, Ltd.

10.22*Security  Agreement  dated  August 31, 2004 by and between  Pipeline  Data
     Processing, Inc. and Laurus Master Fund, Ltd.

10.23*Stock Pledge  Agreement dated August 31, 2004 by and between Pipeline Data
     Inc. and Laurus Master Fund, Ltd.

10.24*Stock Pledge  Agreement dated August 31, 2004 by and between Pipeline Data
     Processing, Inc. and Laurus Master Fund, Ltd.

10.25*Registration  Rights  Agreement  dated  August  31,  2004  by and  between
     Pipeline Data Inc. and Laurus Master Fund, Ltd.

10.26*Common Stock Purchase Warrant dated August 31, 2004 issued by Pipeline
     Data Inc, in favor of Laurus Master Fund, Ltd.

10.27*Guaranties dated August 31, 2004 issued in favor of Laurus Master Fund,
     Ltd.

23.1* Consent of Sheila G. Corvino, Esq. (part of Exhibit 5)

23.2 Consent of Drakeford & Drakeford, Certified Public Accountant

* previously filed in our registration statement

Item 14.  Principal Accountant Fees and Services.

(a) Audit Fees

     For the year ended December 31, 2003 billed audit fees were $41,800. For the year ended December 31, 2004 billed audit fees were $41,400.



(b) Tax Fees

     For the year ended December 31, 2003 billed tax fees were $3,500. For the year ended December 31, 2004 no tax fees were billed.

(

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: March 31, 2005


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

March 31, 2005

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


March 31, 2005
                                              /s/ Donald Gruneisen
                                              ----------------------------------
                                              Donald Gruneisen
                                              Chief Financial Officer

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


                                            /s/ MacAllister Smith
                                            -----------------------------------
                                            Principal Executive Officer,
                                            Principal Accounting Officer

                                            /s/Donald Gruneisen
                                            -----------------------------------
                                             Principal Financial
                                             Officer


                                             March 31, 2005



     A signed original of this written statement required by Section 906 has been provided to Pipeline Data Inc. and will be retained by Pipeline Data Inc. and furnished to the Securities and Exchange Commission or its staff upon request.