Form 10QSB
period 2005-03-31
PIPELINE DATA INC
filed 2005-05-16
CIK 1086533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               PIPELINE DATA INC.
                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended March 31, 2005

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

                  1515 Hancock Street, Suite 301, Hancock Plaza
                           Quincy, Massachusetts 02169
         ---------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (800)932-5708
       Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock $0.001 par value
Check whether the issuer

     (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

     (2) has been subject to such filing requirements for the past 90 days.

     [X] Yes [ ] No

PIPELINE DATA INC.
MARCH 31, 2005 QUARTERLY REPORT ON FORM 10-QSB
TABLE OF CONTENTS Page Number

Special Note Regarding Forward Looking Information............................ 1
PART I -- FINANCIAL INFORMATION

Item 1 Financial Statements .................................................. 2

Item 2 Management's  Discussion and Analysis of Financial  Condition and Results
     of Operations (MD&A)  ...................................................20

Item 3 Quantitative and Qualitative Disclosures About Market Risk  ...........28

Item 4 Controls and Procedures ...............................................28

PART II - OTHER INFORMATION

Item 1 Legal Proceedings .....................................................29

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds............29

Item 3 Defaults Upon Senior Securities .......................................29

Item 4 Submission of Matters to a Vote of Security Holders....................29

Item 5 Other Information  ............................ .......................29

Item 6 Exhibits and Reports on Form 8-K ......................................29

SIGNATURES....................................................................30

            QUARTERLY REPORT ON FORM 10QSB FOR PIPELINE DATA INC.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005 discusses financial projections, information or expectations about the products or markets of our company, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2005, and the results of its operations and changes in its financial position from January 1, 2005, through March 31, 2005, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

                         INDEX TO FINANCIAL STATEMENTS



Part 1 - Financial Information


Item 1 - Financial Statements                                                                                                  Page

      Balance Sheets as of March 31, 2005 (unaudited) and December 31, 2004                                                     F-3


      Statements of Operations for the three months ended March 31,
         2005 and 2004 (unaudited)                                                                                              F-4


      Statement of Stockholders' Equity  for the three months ended March 31,
            2005 (unaudited)                                                                                                    F-5


      Statements of Cash Flows for the three months ended March 31, 2005
            and 2004 (unaudited)                                                                                                F-6


      Notes to Financial Statements                                                                                       F-7 - F-18


                           DRAKEFORD & DRAKEFORD, LLC
                          CERTIFIED PUBLIC ACCOUNTANTS

                                 554 Duncan Road
                             Royston, Georgia 30662


REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors of Pipeline Data, Inc.

     We have reviewed the accompanying balance sheet of Pipeline Data, Inc. as of March 31,2005, and the related statements of operations and of cash flows for the three months periods ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company's management.

     We have conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we am not aware of any material modifications that should be made to the accompanying consolidated interim financial statements referred to above for them to be in conformity with generally accepted accounting principles.


/S/Drakeford & Drakeford, LLC
-------------------------------------

May 7, 2005


                               PIPELINE DATA, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                  March 31, 2005         December 31, 2004
                                                                                   (Unaudited)
                                   ASSETS                                         --------------         -----------------
CURRENT ASSETS
    Cash and cash equivalents                                                   $       758,400       $        693,852
    Accounts receivable                                                                 802,981                518,906
     Interest receivable                                                                 29,712                 21,584
     Inventory                                                                           51,344                 40,087
     Advances and prepaid expenses                                                       94,898                 79,644
     Note receivable                                                                    175,000                175,000
                                                                                        -------                -------

           Total current assets                                                       1,912,335              1,529,073
                                                                                      ---------              ---------

PROPERTY AND EQUIPMENT, net                                                             435,662                347,092
                                                                                        -------                -------

OTHER ASSETS
     Restricted cash                                                                      1,600              2,011,022
     Merchant portfolio                                                               7,030,802              5,280,812
     Residual rights purchase                                                           665,456                665,456
     Deferred and debt issuance costs                                                   673,307                567,168
     Note receivable                                                                    600,000                550,000
     Deposits                                                                            12,779                 31,867
     Deferred tax assets, net                                                            73,965                      0
     Goodwill                                                                         2,324,762              2,324,762
                                                                                      ---------              ---------

              Total other assets                                                     11,382,671             11,431,087
                                                                                     ----------             ----------

                       TOTAL ASSETS                                             $    13,730,668         $   13,307,252
                                                                                ---------------         --------------

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                          $    621,887          $     547,430
    Payroll taxes and withholdings                                                        4,438                 67,736
    Taxes payable                                                                         3,733                 15,547
    Lease obligations-equipment                                                          15,484                 14,766
    Loan payable-revolving line of credit                                                 8,150                 43,987
    Laurus Master Fund convertible debt-current                                         875,400                878,522
                                                                                        -------                -------

            Total current liabilities                                                 1,529,092              1,567,988
                                                                                      ---------              ---------

LONG-TERM LIABILITIES
     Lease obligations-equipment                                                        109,071                 62,717
     Laurus Master Fund convertible debt                                              4,785,882              4,954,813
     Notes payable-convertible 8%                                                       539,204                739,204
                                                                                        -------                -------

            Total long-term liabilities                                               5,434,157              5,756,734
                                                                                      ---------              ---------

STOCKHOLDERS' EQUITY
    Preferred stock, authorized 5,000,000 shares $.001 par value each. At March
     31, 2005 and December 31, 2004, there are 0
     shares outstanding, respectively                                                         0                      0
     Common stock authorized 95,000,000 shares, $.001
     each. At March 31, 2005 and December  31, 2004, there are
     26,563,938 and 26,102,022 shares outstanding respectively                           26,564                 26,101
     Common stock subscribed                                                                958                      0
     Deferred compensation                                                               60,331                 34,126
     Additional paid-in capital                                                       8,674,094              7,999,691
    Retained Earnings (deficit)                                                      (1,994,528)            (2,077,388)
                                                                                     -----------            -----------

         Total stockholders' equity                                                   6,767,419              5,982,530
                                                                                      ---------              ---------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $     13,730,668         $   13,307,252
                                                                                ===============          =============
        The accompanying notes are an integral part of these statements.


                               PIPELINE DATA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited

                                                                                      For the three months ended
                                                                             March 31, 2005         March 31, 2004

Revenue                                                                    $     4,508,649           $  2,861,865
                                                                           ---------------           ------------

Interchange                                                                      2,093,493              1,526,899
Cost of services sold                                                            1,097,745                786,584
Cost of goods sold                                                                  20,340                 27,183
                                                                                   -------                 ------

         Total cost of goods and services sold                                   3,211,578              2,340,666
                                                                                 ---------              ---------

          Gross profit                                                           1,297,071                521,199
                                                                                 ---------                -------

Operating Expenses
    Salaries and payroll cost                                                      805,257                335,821
    Selling, general and administrative                                            337,701                196,982
    Depreciation and amortization                                                   23,136                  8,663
                                                                                    ------                  -----

          Total operating Expenses                                               1,166,094                541,466
                                                                                 ---------                -------


          Net income (loss) from operations                                        130,977                (20,267)

Other income and (expenses)
     Interest income                                                                21,250                  7,507
     Interest expense                                                             (143,332)               (39,473)
                                                                                  ---------               --------

           Total other income (expenses)                                          (122,082)               (31,966)
                                                                                  ---------               --------

           Income (loss) before income tax benefit                                   8,895                (52,233)

Benefit from income taxes                                                           73,965                      0
                                                                                    ------                      -

                  Net income (loss)                                         $       82,860         $      (52,233)
                                                                            ==============         ===============

Net earnings (loss) per share from continuing operations:
Basic                                                                       $         0.00        $          (.00)
Diluted                                                                     $         0.00        $          (.00)
Weighted average number of shares outstanding:
Basic                                                                           26,333,011              14,279,638
Diluted                                                                         28,995,407              14,279,638

        The accompanying notes are an integral part of these statements.

                               PIPELINE DATA, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                    Unaudited



                                                                  Additional
                                                   Common stock     Paid-in      Accumulated   Deferred   Common Stock
                                             Shares       Amount    Capital        Loss      Compensation   Subscribed      Total



Balance at December 31, 2004                  26,102,022  $  26,101 $ 7,999,691 $ (2,077,388) $  34,126   $      0      $ 5,982,530

Common stock subscribed                                                              334,375                   958          335,333

 Issuance of common stock for interest and
   conversion of principal on Laurus debt        199,880        200     199,680                                             199,880

Exercise of warrants                                                         21                                                  21

Issuance of common stock for services            168,858        170      33,549                                              33,719

Issuance of common stock for employment agree.    29,168         29      36,431                  26,205                      62,665

Issuance of common stock for additional portfolio 64,010         64      70,347                                              70,411

Net income for the three months ended
    March  31, 2005 (Unaudited)                _________     ________  ________      82,860     ________    _______          82,860
                                              -----------   ---------  --------   -----------   --------    -------        --------

Balance at March 31, 2005 (Unaudited)         26,563,938   $ 26,564 $ 8,674,094 $ (1,994,528)  $ 60,331     $  958    $   6,767,419
                                              ==========   ======== =========== =============  =========    =======   =============

         The accompanying notes are an integral part of this statement.

                               PIPELINE DATA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                                                     For the three            For the three
                                                                                      months ended             months ended
                                                                                     March 31, 2005           March 31, 2004
OPERATING ACTIVITIES
    Net income (loss)                                                                $  82,860              $   (52,233)
    Adjustments for noncash and nonoperating items:
            Depreciation and amortization                                               23,136                    8,663
         Common stock for services, debt, portfolio, and other                         366,696                   10,000
               Common stock subscribed                                                 335,333                        0
              Deferred taxes                                                           (73,965)                       0
     Changes in operating assets and liabilities:
         Receivables                                                                  (284,075)                  30,628
         Notes receivable                                                              (50,000)                  85,000
         Interest receivable                                                            (8,128)                     (37)
         Inventory                                                                     (11,257)                 (54,576)
         Advances and prepaid expenses                                                 (15,254)                 (47,033)
               Deposits                                                                 19,088                        0
                Accounts payable and accrued expenses                                   74,457                   11,333
                Payroll taxes and withholdings                                         (63,298)                     633
                Other loans and notes payable                                          (38,959)                 (38,501)
                Lease obligations-equipment                                                718                        0
                Taxes payable                                                          (11,814)                 (28,991)
                                                                                       --------                 --------

     Cash provided  (used) by operating activities                                     345,538                  (75,114)
                                                                                       -------                  --------

INVESTING ACTIVITIES
    Capital expenditures                                                              (111,706)                 (11,539)
    Merchant portfolio and residual rights purchase                                 (1,749,990)                (268,081)
    Debt issuance costs                                                               (106,139)                (212,360)
    Proceeds from convertible preferred stock                                                0                    7,062
                                                                                             -                    -----

    Cash (used) by investing activities                                             (1,967,835)                (484,918)
                                                                                    -----------                ---------

FINANCING  ACTIVITIES
    Proceeds from lease financing                                                       82,045                        0
    Proceeds from convertible notes                                                          0                  376,400
    Restricted cash                                                                  2,009,422                        0
    Purchase of preferred stock from officer                                                 0               (1,000,000)
    Lease obligation-payments                                                          (35,691)                  (1,142)
    Proceeds from Laurus convertible debt                                                    0                2,000,000
    Loan payments                                                                     (368,931)                       0
                                                                                      ---------                       -

    Cash  provided  by financing activities                                          1,686,845                1,375,258
                                                                                     ---------                ---------

NET  INCREASE  IN CASH                                                                  64,548                  815,226
    CASH BALANCE BEGINNING OF PERIOD                                                   693,852                   95,120
                                                                                       -------                   ------

    CASH BALANCE END OF PERIOD                                                     $   758,400           $      910,346
                                                                                   -----------           --------------
    Non Cash Activities:
           Interest                                                                $   143,332           $       39,473
           Income taxes                                                            $         0           $            0

        The accompanying notes are an integral part of these statements.

                               PIPELINE DATA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2005

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   Financial Information-Basis of Presentation

     The accompanying unaudited consolidated financial statements of the parent holding company, Pipeline Data, Inc. (the "Company"); and its majority-controlled subsidiaries, SecurePay.com, Inc. ("SecurePay") and Northern Merchant Services, Inc. ("Northern Merchants), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. All significant intercompany accounts and transactions have been eliminated.

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

                                 March 31, 2005


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

5.   Accounts Receivable and Notes Receivable

          The Company uses the allowance method to account for uncollectible accounts receivable. Accounts receivable are presented net of an allowance for doubtful accounts of $45,163 and $18,572 at March 31, 2005 and December 31, 2004, respectively.

          The Company has three demand notes totaling $175,000 at the simple rate of 10% per annum and three secured promissory notes in the amount of $600,000 together with interest at the rate equal to 6% per annum due on or before July 7, 2007 and May 7, 2008. The $600,000 note is secured by 1,000,000 shares, subject to calls for additional shares in the event that the average closing bid price per share in any 30 day period decreases below $.65 per share.


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

                               PIPELINE DATA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2005


NOTE  A  -  BASIS  OF  PRESENTATION   AND  SUMMARY  OF  SIGNIFICANT   ACCOUNTING
POLICIES-(continued)


6.   Revenue and Cost Recognition-(continued)

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

7.   Advertising Cost

          Advertising cost are expensed as incurred. Advertising expense totaled $ 10,734 and $8,478 for the three months ended March 31, 2005 and 2004, respectively.


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

          In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than when a company commits to an exit plan as was previously required. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS 146 in fiscal 2003, and has determined it will not impact the Company's financial position, results of operations or cash flows.

                               PIPELINE DATA, INC.


                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2005


NOTE  A  -  BASIS  OF  PRESENTATION   AND  SUMMARY  OF  SIGNIFICANT   ACCOUNTING
POLICIES-(continued)

8.   Recent Accounting Pronouncements-(continued)

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

                               PIPELINE DATA, INC.


                    NOTES TO FINANCIAL STATEMENTS (continued)

                                 March 31, 2005

NOTE B--EARNINGS (LOSS) PER SHARE

     Basic net earnings (loss) per common share is computed using the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares outstanding is included in diluted net earnings per share. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

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

     At December 31, 2004, the Company has net operating loss carry forwards for income tax purposes of $2,024,920. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2012. The components of the net deferred tax asset as of are as follows:

         Deferred tax assets:                                    March 31, 2005
                                                                 --------------
         Net operating loss carry forward                          $   619,907
         Current period income                                        (  3,058)
         Deferred revenue                                                  204
         Deferred stock compensation                                    20,513
                                                                        ------
              Total deferred tax assets                                637,566
                                                                       --------

         Deferred tax liabilities:
         Difference between book and tax
            depreciation and amortization                               23,601
                                                                        -------

               Total deferred tax liabilities                           23,601
                                                                        -------

                  Net deferred tax asset before
                valuation allowance                               $    613,965

         Valuation allowance                                          (540,000)
                                                                       --------
         Net deferred tax asset                                   $     73,965
                                                                       ========

     The Company recognized no income tax benefit from the loss generated for the period from the date of inception to December 31, 2004. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Based on the Company's performance in the first quarter of 2005 and the Company's forecast of future taxable income, management determined that a portion of the deferred tax assets that were previously provided were more likely to be realized, and $73,965 of the valuation allowance was released as of March 31, 2005. As a result, the Company realized a tax benefit within the consolidated statement of operations for the three months ended March 31, 2005.

                               PIPELINE DATA, INC.

                                 March 31, 2005

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

     As of January 1, 2005 Pipeline Data, Inc. will pay the sum of $3,400 per month in rent and have the occupancy rites to the property at 166 West 72nd Street, New York, N.Y. This sub-lease will extend for a period of five months and terminate May 31, 2005. In taking possession of the rental property January 1, 2005, Pipeline Data, Inc. will bear the full responsibility for all utilities and maintenance of the property.

     Leases-Related Party:

     The office's of Northern Merchant Services, Inc. is located in Brasher Falls, New York, and has an annual lease with Kevin and Nancy Weller, officers' of the Company. The lease commenced on September 2002, with monthly rental of $1,000. The lease can be renewed annually with the option of the landlord not to renew, with just cause.


     Capital Equipment Lease:

     On January 28, 2003, the Company entered into a capital equipment lease with Hewlett Packard Financial Services Company, Murray Hill, New Jersey. The initial term of the lease is for a period of 48 months with a base lease amount of $661.77 per month and an advance lease payment of $1,412.87. The lease has an equipment purchase option on " all or none" and "as-is, where-is" basis, without any representations or warranties, including no warranties of merchantability or fitness for a particular purpose. The equipment consist of five servers ($17,025), ten network products ($1,986.60), and four units of software ($3,559.50). The Company has an option to renew the Lease at the then Fair Market Rental Value and also has an option to return the equipment on or before the last day of the Lease term or purchase the equipment for $1.00. On July 1, 2004, the Company entered into two capital leases with American Express Business Finance for software installation services and equipment and MAS200 software. Both leases are for a term of sixty months with a buyout option of $1.00. Monthly payments on the equipment and software are $908.03 and $256.60 for the software installation services. On September 16, 2004, the Company entered into a capital lease with Ikon Financial Services for fax, copier and printer equipment. This lease is for a term of sixty months with a buyout option of $1.00 and monthly payments of $520.16. On March 1, 2005, the Company entered into a capital equipment lease with VAResources, Inc. for computer related equipment in the amount of $47,199.32. The initial term of the lease is for a period of 36 months with monthly payments of $1,611.05 and an advance lease payment of $3,222.10. On March 30, 2005, the Company entered into two leases with VAResources, Inc. Both leases are for a term of 36 months with advance lease payments. The office furniture lease totals $20,830.00 with monthly payments of $722.36 and the advance two months payment of $1,444.72. The computer equipment lease totals $14,016.00 with monthly payments of $487.35 and the advance two months payment of $974.70.

                               PIPELINE DATA, INC.

                                 March 31, 2005

NOTE E - STOCK OPTION ISSUANCES

     In February 2001, the company instituted the 2001-02 Non Statutory Stock Incentive Plan in order to award stock options, restricted stock and stock bonuses to selected individuals who make contributions to the success of our company. This plan was extended to the year 2005.

     The above options shall have piggyback registration rights and shall be included in any S-8 registration statement.

     As of March 31, 2005, no options have been exercised and the Company has reserved an aggregate of 6,298,990 shares of common stock pending the exercise of the options.

         Stock option activity is summarized as follows:

      Options outstanding at beginning of year             2,968,115
      Granted                                              3,412,049
      Exercised                                               -0-
      Forfeited                                             (81,174)
                                                        ------------
      Options outstanding at end of the period             6,298,990
                                                           =========

     In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment ("SFAS No. 123R"). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing proforma disclosure only. This standard is effective as of January 1, 2006 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. SFAS No. 123R permits public companies to adopt its requirements using one of three methods: the "modified prospective" method, the "modified retrospective" method to January 1, 2005, or the "modified retrospective" method to all prior years for which SFAS No. 123 was effective. We have not yet determined which adoption method to utilize. Further, we have not yet decided whether we will adopt the provisions of this standard on January 1, 2006, as required, or earlier, as allowed.

                               PIPELINE DATA, INC.

                                 March 31, 2005

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

     When the acquisitions of SecurePay and Northern Merchant Services, Inc. were purchased, certain earn-in capabilities based upon revenue milestones achieved were recorded as a contingency based on SFAS No.141-Business
Combinations. Since the future earnings was achieved during the end of this quarter, the consideration paid in stock (5,800,000 shares of common stock), was recorded as an additional cost to the Company. The Northern Merchant Services, Inc. acquisition amounted to an additional 2,000,000 shares of common stock at a price of $.22 per share and the acquisition of SecurePay.com, Inc. amounted to 3,800,000 shares of common stock at a price of $.46 per share. An additional 4,800,000 shares of common stock are being held in escrow for the earn-in capabilities with the deadline for meeting these revenue targets terminating on March 31, 2005 for SecurePay and August 31, 2005 for Northern Merchant Services, Inc. The Board of Directors is currently evaluating Securepay's earnings.


NOTE G - SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS

     Borrowings under Revolving Line of Credit

     The Company's revolving line of credit with a major credit card company amounted to $8,150 and $43,987 at March 31, 2005 and December 31, 2004, respectively.

     Details of Short-Term Debt:

                                             March 31,             December 31,
                                              2005                     2004
                                              ----                     ----

           Laurus Master Fund              $  875,400              $    878,522

           Details of Long-Term Debt:

           Laurus Master Fund              $ 4,785,882             $  4,954,813
           8% Convertible notes            $   539,204             $    739,204

                               PIPELINE DATA, INC.


                    NOTES TO FINANCIAL STATEMENTS (continued)

                                 March 31, 2005


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

     Capital Lease Obligations:

     See Note D-Lease Agreements for lease obligations with Hewlett Packard Financial Services Company, American Express Business Finance, Ikon Financial
Services, and VAResources, Inc. As of March 31, 2005, the current portion amounted to $15,484, and the long-term portion amounted to $109,071.


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

                               PIPELINE DATA, INC.

                                 March 31, 2005


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

     Laurus Master Fund also agreed to make available to the Company, subject to the terms and conditions set forth in the agreement, an additional aggregate principal amount of up to $1,000,000 in increments of $500,000. This option was exercised on June 16, 2004, in the amount of $1,000,000. Amortizing payments of the aggregate principal amount outstanding under this loan agreement of $16,667 began on January 1, 2005 and recur on the first calendar day of each succeeding month thereafter until the Maturity Date. Monthly payments of principal are from July 1, 2005 through July 1, 2007, the Monthly Amortization will increase to $20,833.00.

     On August 31, 2004, the Company entered into another Secured Convertible Term Note with Laurus Master Fund, LTD. in the amount of three million dollars which is convertible into shares of the Company's common stock, $.001 par value per share at an initial fixed conversion price of $1.00 per share of common stock. Amortizing payments of the aggregate principal amount outstanding under this loan agreement of $8,333 began on March 1, 2005 and recur on the first calendar day of each succeeding month thereafter until the September 1, 2005. Monthly payments of principal are from October 1, 2005 through August 31, 2007, the Monthly Amortization will increase to $20,833.00.

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

                                 March 31, 2005


NOTE I - DEBT/FINANCING (continued)

     Also, on February 27, 2004, the Company entered into a Common Stock Purchase Warrant with Laurus Master Fund, LTD., that entitles Laurus Master Fund to purchase from the Company, from and after the Issue Date and at any time or from time to time before February 27, 2011, up to 500,000 fully paid and nonassessable shares of common stock, $.001 par value per share, at the applicable exercise price per share as follows:

(i) a price of $1.25 -125% of the Fixed Conversion Price for the first 166,667 shares acquired,

(ii) a price of $1.50 -125% of the Fixed Conversion Price for the next 166,667 shares acquired,

(iii)a price of $1.75 -125% of the Fixed Conversion Price for any additional shares acquired. All stock conversion prices and exercise prices are subject to adjustment for stock splits, stock dividends or similar events. In conjunction with the term loan, Laurus Master Fund was paid a fee of $105,000.

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

     On August 31, 2004, the Company entered into a Common Stock Purchase Warrant with Laurus Master Fund, LTD., that entitles Laurus Master Fund to purchase from the Company, from and after the Issue Date, and at any time or from time to time before August 31, 2011, up to 600,000 fully paid and nonassessable shares of common stock, $.001 par value per share, at the applicable exercise price per share as follows:

(i) a price of $1.25 -125% of the Fixed Conversion Price for the first 200,000 shares acquired,

(ii) a price of $1.50 -125% of the Fixed Conversion Price for the next 200,000 shares acquired,

(iii)a price of $1.75 -125% of the Fixed Conversion Price for any additional shares acquired. All stock conversion prices and exercise prices are subject to adjustment for stock splits, stock dividends or similar events. In conjunction with the term loan, Laurus Capital Management, LLC was paid a fee of $125,000.


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

     During the period ended March 31, 2005, the following merchant portfolios were acquired using funds from the Laurus financing: On February 21, 2005, our subsidiary Pipeline Data Portfolio Acquisitions, Inc. purchased the Residual Rights from an aggregate 830 merchant accounts from CPS of New York, Inc. for the purchase price of $1,090,011 and on March 1, 2005, purchased 775 merchant accounts from Advanced Internet Services, LLC. for an aggregate purchase price of $589,589 plus 64,010 shares of our restricted common stock.

NOTE K - SUBSEQUENT EVENTS

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                               THREE MONTHS ENDING
                             MARCH 31, 2004 AND 2005

     The following discussion relates to the results of our operations to date, and our financial condition:

     This quarterly report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by, and information currently known to, our management. The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Executive Overview

     We are an integrated provider of merchant payment processing services and other related software products. We deliver credit and debit card-based payment processing solutions to over 15,000 small to medium-sized merchants who operate either in a physical "brick and mortar" business environment, over the Internet, or in mobile or wireless settings via cellular-based wireless devices. Our payment processing services enable merchants to process both traditional card-present, or "swipe," transactions, as well as card-not-present transactions. A traditional card-present transaction, occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. Card-not-present transactions occur whenever the customer does not physically present a payment card at the point-of-sale and may occur over the Internet or by mail, fax or telephone.

     Our primary customer base consists of small and medium-sized merchants. These merchants generally have a lower volume of credit card transactions, are difficult to identify and have traditionally been underserved by credit card processors. We market and sell our services primarily through three lines of distribution: banks, Independent Sales Organizations, or ISOs, and the Internet. We have contractual relationships with over 500 bank branch locations that serve as exclusive referral sources for our products and services. ISOs act as a non-employee, external sales force in communities throughout the United States. We also market over the Internet, targeting small to medium -sized e-commerce businesses.

     We derive the majority of our revenue from fee income related to payment transaction processing, which is primarily comprised of a percentage of the dollar amount of each transaction we process, as well as a flat fee per transaction. In the event we have outsourced any of our services provided in the transaction, we remit a portion of the fee income to the third parties that have provided these services. We operate through several wholly owned subsidiaries:
SecurePay.com, Inc., or SecurePay, which we acquired in March 2002; Northern Merchant Services, Inc., or NMSI, which we acquired in August 2002, Pipeline Data Processing, Inc., or Processing, and Pipeline Data Portfolio Acquisitions, Inc., or Acquisitions.

     During the three months ended March 31, 2005, we continued our steady growth by both acquiring new merchant accounts through our sales channels, through merchant portfolio acquisitions, and improved vendor pricing.

     Gross profit grew 148.9% to $1,297,071 for the three months ended March 31, 2005 from $521,199 in the three months ended March 31, 2004 and grew 36.6% from $949,873 in the fourth quarter of 2004. Gross revenues for the quarter grew 58% to $4.5 million for the three months ended March 31, 2005 from $2.9 million for the three months ended March 31, 2004. Gross revenues for the Three months ended March 31, 2005 increased fourth quarter of 2004 by $65,707. Management attributes the increased gross margin to the renegotiation of vendor pricing. Our EBITDA for the three months ended March 31, 2005 was $184,216, which surpassed EBITDA of negative $2,293 for the three months ended March 31, 2004 and, in fact, surpassed EBITDA of $132,763 for the year ended December 31, 2004. Net profit grew to $82,860 for the three months ended March 31, 2005 from a net loss $52,233 in the three months ended March 31, 2004 and grew from a net loss of $246,295 in the fourth quarter of 2004.

     During the period ended March 31, 2005, the following merchant portfolios were acquired using funds from the Laurus Master Fund financing: On February 21, 2005, our subsidiary Pipeline Data Portfolio Acquisitions, Inc. purchased the Residual Rights from an aggregate 830 merchant accounts from CPS of New York, Inc. for the purchase price of $1,090,011 and on March 1, 2005, purchased 775 merchant accounts from Advanced Internet Services, LLC. for an aggregate purchase price of $589,589 plus 64,010 shares of our restricted common stock. These purchase are expected to produce a gross profit of approximately $70,000 per month.

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

     Accounting for Stock-Based Compensation. In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment ("SFAS No. 123R"). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing pro forma disclosure only. This standard is effective as of January 2006 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. SFAS No. 123R permits public companies to adopt its requirements using one of three methods: the "modified prospective" method, the "modified retrospective" method to January 1, 2005, or the "modified retrospective" method to all prior years for which SFAS No. 123 was effective. We have not yet determined which adoption method to utilize. Further, we have not yet decided whether we will adopt the provisions of this standard on January 1, 2006 as required, or earlier, as allowed.

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

Results of Operations

                               PIPELINE DATA INC.

                              RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004



                                                     For the three months ended
                                                 March 31, 2004     March 31, 2005

Revenue                                        $   2,861,865      $    4,508,649
                                               -------------        ------------


Interchange                                       1,526,899            2,093,493
Cost of services sold                               786,584            1,097,745
Cost of goods sold                                  175,939               20,340
                                                  ---------            ---------
          Total cost of good and services sold    2,340,666            3,211,578

          Gross profit                              521,199            1,297,071
                                                    -------            ---------

Operating expenses
    Salaries and payroll cost                       335,821              805,257
    Selling, general and administrative             196,982              337,701
    Depreciation                                      8,663               23,136
                                                      -----               ------

          Total operating expenses                  541,466            1,166,094
                                                    -------            ---------


          Net Income (loss) from operations        ( 20,267)             130,997

Other income and expenses
     Interest income                                  7,507               21,250
     Interest expense                               (39,473)            (143,332)
                                                   --------             --------
           Total other income (expenses)            (31,966)            (122,082)
                                                   --------             --------

          Income (loss)before income tax benefit  $ (52,233)               8,895
                                                -------------       ------------
Benefit from income taxes                            73,965                    0

           Net income (loss)                         82,860               52,233
                                                -------------       ------------

Basic  earnings (loss) per common share          $    (0.00)        $       0.00

Diluted earnings(loss) per common share                0.00                 0.00
                                               ==============      =============

Weighted average shares outstanding, basic       14,279,638           26,333,011

Weighted average shares outstanding, diluted     14,279,638           28,995,407

Results of Operations for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.
----------------------------------------------------------------------

     For the three months ended March 31, 2005, the Company generated net revenues of $4,508,649 as compared to revenues of $2,861,865 for the three months ended March 31, 2004. The Company's cost of goods and services sold aggregated $3,211,578 as compared to $2,340,666 for the three months ended March 31, 2004,and yielded a gross profit of $1,297,071 as compared to $521,199 for the three months ended March 31, 2004. The Company's general and administrative costs aggregated approximately $337,701 for the three months ended March 31, 2005 as compared to $196,982 for the three months ended March 31, 2004, and consisted of the following categories as a percentage of revenues for the three months ended March 31, 2005: Rent: 39,932 (.9%), Telephone 33,996 (.8%), Legal and Professional 48,074 (1.1%)

     Management believes that it will be able to fund the company through its present cash position and the continuation of revenue producing activities by its subsidiaries Northern Merchant Services, Inc, SecurePay.com, Inc., Pipeline Data Processing, Inc and Pipeline Data Portfolio Acquisitions, Inc It may need to seek further capital through exercise of its warrants or by other capital raising needs in order to continue to grow the company.

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

Liquidity and Capital Resources
-------------------------------
Working Capital, Debt and Liquidity.
------------------------------------

     The Company increased its cash and cash equivalents to $760,000 at March 31, 2004 from a balance of $693,852 as of December 31, 2004.

     Net cash provided by operating activities in 2005 was $345,538 for the three months ended March 31, 2005. Net income of $82,860, offset by depreciation and amortization of $23,136 and the issuance of $366,696 of common stock for services, debt, portfolio acquisition, was further adjusted by a use of cash for changes in operating assets and liabilities of $388,522. Net cash used in the first quarter of 2004 was $75,114.

     Net cash used in investing activities was $1,967,835, while net cash used in investing activities for the quarter ended 2004 was $484,918. During the first quarter of 2005, $1,749,990 was invested in purchasing merchant portfolios, and $111,706 related to new computer equipment and software. During the first quarter of 2004, capital expenditures were primarily for computer and office equipment. We expect to continue to engage in capital spending in the ordinary course of business.

     Net cash provided by financing activities was $1,686,845 during the first quarter of 2005. This was the result of the release of $2,009,422 of restricted cash under the Laurus Master Fund related financing. In addition $368,931 was use for loan repayments.

     As of March 31,2005 The company had notes, capital lease obligations, and convertible debt outstanding of $5,434,457 owed to officers, directors and third parties. $4,785,882 is convertible into shares of our common stock at conversion prices ranging from $0.35 to $1.20 per share. The notes mature between June 2004 and August 2007 . As of March 31, 2005, the Company issued $539,204 in convertible debt. The outstanding notes have a two- year term, accrue interest at an annual interest rate of 8% and have 33% warrant coverage at conversion prices ranging from $.35 to $1.00 per share. During the first quarter of 2005, the Company continued to be funded in part through a net increase in lease financing of $82,045, as well as the exercise of warrants by 8% convertible note holders.

     On March 8th, 2002, Jack Rubinstein, our Chairman of the Board, lent our Company $100,000 for working capital purposes. The promissory note evidencing this transaction has a term of one-year and bears simple interest at the rate of 8%. The principal and interest of the note is convertible into common stock of Pipeline at the then current market price of $0.35 per share. Upon conversion , Mr. Rubinstein shall receive warrants equal to 100% of the number of shares converted with a minimum warrant issuance of 100,000 shares. On March 8, 2003, the note was renegotiated and the term was extended to March 8, 2005. On December 31, 2004 the note was converted to stock and the term of the warrants was extended to March 8, 2006.

     Management believes that it will be able to fund the Company through its present cash position and the continuation of revenue producing activities by its subsidiaries, SecurePay.com, Inc, Northern Merchant Services, Inc, Pipeline Data Processing, Inc and Pipeline Data Portfolio Acquisitions, Inc. It may need to seek further capital through exercise of its warrants or by other capital raising needs in order to continue to grow the Company.

Management's Review of Company Progress

     For the three months ended March 31, 2005, we achieved record quarterly financial growth in three key areas: gross profit, gross revenue, and gross margin.

     Gross profit for the three months ended March 31, 2005 grew 148.9% to $1,297,071 from $521,199 for the three months ended March 31, 2004 and 36.6% from $949,873 for the three months ended December 31, 2004.

     Gross revenues for the three months ended March 31, 2005 grew 58% to $4.5 million from $2.9 million for the three months ended March 31, 2004. Gross revenues for the first quarter ended March 31, 2005, historically our slowest quarter, exceeded gross revenues for the fourth quarter ended December 31, 2004 by 1% or $65,707, historically our strongest quarter.

     Gross margin grew 58% for the three months ended March 31, 2005 to 28.8% from 18.2% for the three months ended March 31, 2004. In addition, gross margin for the three months ended March 31, 2005 grew 34.6% to 28.8% from 21.4% for the three months ended December 31, 2004. We attribute our improved gross margin to our increased monthly account volume and resulting ability to re-negotiate pricing provisions with one of our key vendors.

     Our EBITDA, which means our earnings before interest, taxation, depreciation and amortization, for the three months ended March 31, 2005 was $184,216, which surpassed EBITDA of negative $2,293 for the three months ended March 31, 2004 and, in fact, surpassed EBITDA of $132,763 for the year ended December 31, 2004.

     Net profit grew to $82,860 for the three months ended March 31, 2005 from a net loss $52,233 in the three months ended March 31, 2004 and grew from a net loss of $246,295 in the fourth quarter of 2004.

     As of March 31, 2005, our merchant portfolio consisted of more than 15,000 accounts. During the three months ended March 31, 2005, we acquired two merchant portfolios comprising 1,500 accounts from two independent sales organizations (ISO's). The following merchant portfolios were acquired using funds from the Laurus Master Fund financing: On February 21, 2005, our subsidiary Pipeline Data Portfolio Acquisitions, Inc. purchased an aggregate 830 merchant accounts from CPS of New York, Inc. for the purchase price of $1,090,011 and on March 1, 2005, purchased 775 merchant accounts from Advanced Internet Services, LLC. for an aggregate purchase price of $589,589 plus 64,010 shares of our restricted common stock. These 1,500 accounts currently represent $142,000,000 in annual consumer charge volume. Based on historical revenue reports, we anticipate operating income generated from these accounts to be approximately $70,000 monthly.

     We believe that our results for the three months ended March 31, 2005 validate management decisions made in 2004 regarding the direction of our business and the utilization of our assets. In May 2004, we hired Kevin Smith, the former Concord EFS (NYSE:FDC) senior vice president as our chief operating officer and president of our new wholesale division, Pipeline Data Processing
(PDP). Smith's primary objectives for PDP were and remain to aggressively grow the number of merchant accounts we service and to enhance profit margins by increasing operating efficiencies and reducing costs. PDP is now a fully functioning state-of-the-art facility able to administer increasing numbers of new merchant account applications. In February 2005, PDP processed more than 500 new merchant applications.

     As a result of our increased volume in merchant accounts processed, we were able to renegotiate more favorable vendor pricing processing. The more favorable pricing enhances our profit margin and puts us in a highly competitive marketing position.

     It has been eight months since PDP commenced operations; our management team is in place and the bulk of our infrastructure and systems are fully operational. We find the results of the three months ended March 31, 2005 encouraging and indicative of PDP's early successes. We believe that at its current capacity, PDP can acquire as many as 2,000 new accounts per month while servicing up to 100,000 ongoing merchant accounts without requiring large capital expenditures.

     We intend to further increase account capacity and operating efficiency by consolidating our Dallas operations into PDP in Atlanta. In April, we relocated our headquarters to Quincy, Massachusetts. In addition to being suitable for our current operations, our new executive offices allows for adequate corporate expansion to house new initiatives, such as an envisaged Internet marketing program.

     In March 2005, we announced the execution of a binding letter of intent to acquire Charge.com, an industry leader in merchant account processing. Upon successful completion of this acquisition, we expect to service more than 25,000 accounts. On an ongoing basis, we anticipate that the combined entity is expected to generate in excess of 1,000 new merchant accounts monthly. We believe the Charge.com acquisition will provide us optimal marketing tools and current revenue. Charge.com utilizes a highly beneficial search engine placement tool, and has exclusive affiliate channels and unique referral programs. Further, Charge.com has developed a successful Internet-based sales organization. In each of the last 3 years, Charge.com has experienced earnings growth in excess of 30%.

     We are currently proceeding towards completion of the Charge.com acquisition; Financial audits and due diligence are underway and we are considering financing options. As of May 2005, we began processing one-third of the new accounts generated by Charge.com. These accounts are being serviced at our Atlanta facility and utilize our proprietary SecurePay payment gateway. We foresee that the use of our systems at our favorable rates will enable the Charge.com accounts to generate higher gross margin than previously achieved. As is the case of the Charge.com accounts we currently service, we believe that upon completion of the Charge.com acquisition, we will increase profitability of the newly acquired entity by: a) relying on our favorable vendor contracts, b) utilizing our proprietary gateway and Atlanta infrastructure and c) employing our sales force to develop Charge.com's excess lead capacity, which has to date remained untapped by the Charge.com marketing force.

     We consider the acquisition of Charge.com as complimentary to our business. Through the placement of Charge.com's new merchant accounts, historically approximately 500 per month, onto our system, higher transaction volume should result in increased economies of scale for our wholesale processing division and increased profit margins to our company as a whole. Monthly merchant gateway revenue, which was formerly outsourced, will provide us with another source of incremental revenue. Furthermore, we expect to benefit from Charge.com's e-commerce marketing expertise and excess lead capacity to enhance our merchant account volume.

Outlook

     We will continue to focus on increasing operating efficiencies and the number of merchant accounts serviced in order to increase revenue and expand our company. We believe our improved infrastructure and increased account base have enabled us to compete aggressively within our industry. Our primary objective is to drive top line revenue through continued sales and accretive acquisitions while maintaining downward pressure on costs. We believe this policy will result in responsible growth and favorable margins. Our infrastructure has the current capability to accommodate a large increase in capacity with only marginal incremental costs. Additional efficiencies will be obtained as we continue to move towards centralizing our data systems in Atlanta. Furthermore, we believe that our industry is ripe for consolidation and thus expect acquisition and merger activity to be robust in 2005-2006.

     Our wireless and government payment initiatives remain an important arena for growth and we expect these business segments to gain momentum throughout 2005.

     On August 16, 2004, MacAllister Smith stated "For the next several quarters, we plan to reinvest profits towards the growth of Pipeline Data Processing, our wholesale division. We believe this reinvestment will result in substantial internal sales growth and place the Company in a highly competitive position in the near future." We believe Smith's statement is validated by our results. Upon completion of the Charge.com acquisition, and with the continued success of our sales initiatives, we expect to achieve top-line revenue growth with improved bottom-line results throughout 2005. We believe that we are meeting our target objectives and are optimistic about the future of our company.

     We are pleased with our record financial performance both in terms of our first quarter profit and achieving corporate growth while reducing costs necessary to achieve such growth. We are satisfied with the performance of our portfolios to date; the majority of portfolios purchased within the past 24 months are performing above expectations. As a result of positively performing portfolios and our increased economies of scale, we believe that the value of our portfolio acquisitions is worth significantly more than we originally envisaged. We seek to pursue an acquisition strategy of self-financed growth through the utilization of revenue generated from prior acquisitions to fuel subsequent ones. We will also seek responsible financing when necessary to acquire desirable portfolios and acquisition candidates. In addition to external growth, we will continue to promote internal growth through our Internet, wholesale, wireless and government payment initiatives.

     We now have a portfolio of approximately 15,000 merchant accounts that constitutes a substantial asset of our company and that we believe greatly enhances our enterprise value. As new accounts are added to our portfolio, our value grows accordingly. We believe that our substantial investment into our infrastructure and operating platform has created an additional significant company asset, which further enhances our worth. Taken as a whole, we believe that our merchant portfolio, re-occurring revenue base and infrastructure create a company with an enterprise value that substantially exceeds the value of its parts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We transact business with merchants exclusively in the United States and receive payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

     Our interest expense is sensitive to changes in the general level of interest rates in the United States, because a majority of our indebtedness is at variable rates. At March 31, 2005, $5,664,404 million of our outstanding indebtedness was at variable interest rates based on the Prime Rate published in the Wall Street Journal. A rise in the Prime Rate of one percentage point would result in additional annual interest expense of $56,644.

     We do not hold derivative financial or commodity instruments, nor engage in any foreign currency denominated transactions, and all of our cash and cash equivalents are held in money market and checking funds.

ITEM 4. CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the "Exchange Act")) were effective as of such date to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

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

Date: May 16, 2005

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

May 16, 2005
                                              /s/ MacAllister Smith
                                              ----------------------------------
                                              MacAllister Smith
                                              President

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

May 16, 2005
                                             /s/ Donald Grunseisen
                                              ----------------------------------
                                              Donald Grunseisen
                                              Chief Financial Officer

                           CERTIFICATIONS PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

     In connection with the Quarterly Report of Pipeline Data Inc., a Delaware corporation (the "Company"), on Form 10-Q for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission (the "Report"), MacAllister Smith, Chief Executive Officer of the Company and , Donald Grunseisen Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350), that to his knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ MacAllister Smith
    -----------------

MacAllister Smith

Chief Executive Officer

May 16, 2005

/s/ Donald Grunseisen
    -----------------

Donald Grunseisen

Chief Financial Officer

May 16, 2005

     [A signed original of this written statement required by Section 906 has been provided to Pipeline Data Inc. and will be retained by Pipeline Data Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]