Form 10QSB/A
period 2005-03-31
PIPELINE DATA INC
filed 2005-05-16
CIK 1086533

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

     [X] Yes [ ] No

PIPELINE DATA INC.
MARCH 31, 2005 QUARTERLY REPORT ON FORM 10-QSB/A
TABLE OF CONTENTS Page Number

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

            QUARTERLY REPORT ON FORM 10QSB/A FOR PIPELINE DATA INC.

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

Date: May 16, 2005

                                    Pipeline Data, Inc..
                                    -----------------------------------------
                                    (Registrant)



                                    /s/ MacAllister Smith
                                    -----------------------------------------
                                    MacAllister Smith
                                    President



                                    /s/ Donald Grunseisen
                                    -----------------------------------------
                                    Donald Grunseisen
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS

I, MacAllister Smith, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Pipeline Data, Inc;

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

May 16, 2005
                                              /s/ MacAllister Smith
                                              ----------------------------------
                                              MacAllister Smith
                                              President

I, Donald Grunseisen, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Pipeline Data, Inc.;

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

May 16, 2005
                                             /s/ Donald Grunseisen
                                              ----------------------------------
                                              Donald Grunseisen
                                              Chief Financial Officer

                           CERTIFICATIONS PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

     In connection with the Quarterly Report of Pipeline Data Inc., a Delaware corporation (the "Company"), on Form 10-QSB/A for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission (the "Report"), MacAllister Smith, Chief Executive Officer of the Company and , Donald Grunseisen Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.
1350), that to his knowledge:

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