Form 10QSB
period 2005-06-30
PIPELINE DATA INC
filed 2005-08-15
CIK 1086533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               PIPELINE DATA INC.
                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended June 30, 2005

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

     [X] Yes [ ] No

PIPELINE DATA INC.
JUNE 30, 2005 QUARTERLY REPORT ON FORM 10-QSB
TABLE OF CONTENTS Page Number

Special Note Regarding Forward Looking Information............................ 1
PART I -- FINANCIAL INFORMATION

Item 1 Financial Statements .................................................. 2

Item 2 Management's  Discussion and Analysis of Financial  Condition and Results
     of Operations (MD&A)  ...................................................21

Item 3 Quantitative and Qualitative Disclosures About Market Risk  ...........30

Item 4 Controls and Procedures ...............................................30

PART II - OTHER INFORMATION

Item 1 Legal Proceedings .....................................................31

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds............31

Item 3 Defaults Upon Senior Securities .......................................31

Item 4 Submission of Matters to a Vote of Security Holders....................29

Item 5 Other Information  ............................ .......................31

Item 6 Exhibits and Reports on Form 8-K ......................................31

SIGNATURES....................................................................32

            QUARTERLY REPORT ON FORM 10QSb FOR PIPELINE DATA INC.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the  information  presented in this Quarterly  Report on
Form  10-QSB  for  the  quarter  ended  June 30,  2005   discusses   financial
projections, information or expectations about the products or markets of our company, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2005, and the results of its operations and changes in its financial position from through June 30 , 2005, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

INDEX TO FINANCIAL STATEMENTS



Part 1 - Financial Information

                                                                           Page

Item 1 - Financial Statements


      Balance Sheets as of June 30, 2005 (unaudited) and December 31, 2004  F-3


      Statements of Operations for the six months ended June 30,
         2005 and 2004 (unaudited)                                          F-4



       Statements of Operations for the three months ended June 30,
         2005 and 2004 (unaudited)                                          F-5


      Statement of Stockholders' Equity  for the six months ended June 30,
            2005 (unaudited)                                                F-6



      Statements of Cash Flows for the six months ended June 30, 2005
            and 2004 (unaudited)                                            F-7





      Notes to Financial Statements                                  F-8 - F-18

                           DRAKEFORD & DRAKEFORD, LLC
                          CERTIFIED PUBLIC ACCOUNTANTS

                                 554 Duncan Road
                             Royston, Georgia 30662






REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of Pipeline Data, Inc.

     We have reviewed the accompanying balance sheet of Pipeline Data, Inc. as of June 30,2005, and the related statements of operations and of cash flows for the six months periods ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company's management.

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



/S/Drakeford & Drakeford, LLC
-------------------------------------

August 5, 2005


                               PIPELINE DATA, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                 June 30, 2005        December 31, 2004
                                                                                   (Unaudited)
                                   ASSETS                                          -----------

CURRENT ASSETS
    Cash and cash equivalents                                                   $       672,086       $        693,852
    Accounts receivable                                                                 812,774                518,906
     Interest receivable                                                                 36,863                 21,584
     Inventory                                                                           55,367                 40,087
     Advances and prepaid expenses                                                      112,955                 79,644
     Note receivable                                                                    175,000                175,000
                                                                                        -------                -------

           Total current assets                                                       1,865,045              1,529,073
                                                                                      ---------              ---------

PROPERTY AND EQUIPMENT, net                                                             498,727                347,092
                                                                                        -------                -------

OTHER ASSETS
     Restricted cash                                                                          0              2,011,022
     Merchant portfolio and residual rights                                           7,696,258              5,946,268
     Deferred and debt issuance costs                                                   703,323                567,168
     Note receivable                                                                    600,000                550,000
     Deposits                                                                            26,185                 31,867
     Deferred tax assets, net                                                           151,105                      0
     Goodwill                                                                         2,324,762              2,324,762
                                                                                      ---------              ---------

              Total other assets                                                     11,501,633             11,431,087
                                                                                     ----------             ----------

                       TOTAL ASSETS                                             $    13,865,405         $   13,307,252
                                                                                ---------------         --------------

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                          $    647,041          $     547,430
    Payroll taxes and withholdings                                                        1,395                 67,736
    Taxes payable                                                                         5,050                 15,547
    Lease obligations-equipment                                                          15,484                 14,766
    Loan payable-revolving line of credit                                                 3,033                 43,987
    Laurus Master Fund convertible debt-current                                         878,522                878,522
                                                                                        -------                -------

            Total current liabilities                                                 1,550,525              1,567,988
                                                                                      ---------              ---------

LONG-TERM LIABILITIES
     Lease obligations-equipment                                                        134,852                 62,717
     Laurus Master Fund convertible debt                                              4,629,315              4,954,813
     Deferred tax liability                                                              23,601                      0
     Notes payable-convertible 8%                                                       539,204                739,204
                                                                                        -------                -------

            Total long-term liabilities                                               5,326,972              5,756,734
                                                                                      ---------              ---------

STOCKHOLDERS' EQUITY
    Preferred stock, authorized 5,000,000 shares $.001 par value each. At June
     30, 2005 and December 31, 2004, there are 0
     shares outstanding, respectively                                                         0                      0
     Common stock authorized 95,000,000 shares, $.001
     each. At June 30, 2005 and December  31, 2004, there are
     26,876,188 and 26,102,022 shares outstanding respectively                           26,876                 26,102
     Common stock subscribed                                                                958                      0
     Deferred compensation                                                               86,536                 34,126
     Additional paid-in capital                                                       8,725,243              7,999,690
    Retained Earnings (deficit)                                                      (1,851,705)            (2,077,388)
                                                                                     -----------            -----------

         Total stockholders' equity                                                   6,987,908              5,982,530
                                                                                      ---------              ---------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $     13,865,405         $   13,307,252
                                                                                ===============          =============
The accompanying notes are an integral part of these statements.

                                      F-3

                               PIPELINE DATA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited


                                                                                      For the six months ended
                                                                                June 30, 2005              June 30, 2004

Revenue                                                                   $     10,753,982           $  6,949,854
                                                                          ----------------           ------------

Interchange                                                                      5,352,446              3,474,927
Cost of services sold                                                            2,544,599              1,982,915
Cost of goods sold                                                                  64,170                 99,235
                                                                                   -------                 ------

         Total cost of goods and services sold                                   7,961,215              5,557,077
                                                                                 ---------              ---------

          Gross profit                                                           2,792,767              1,392,777
                                                                                 ---------              ---------

Operating Expenses
    Salaries and payroll cost                                                    1,641,786                743,614
    Selling, general and administrative                                            740,584                422,754
    Depreciation and amortization                                                   51,327                 18,682
                                                                                    ------                 ------

          Total operating Expenses                                               2,433,697              1,185,050
                                                                                 ---------              ---------


          Net income from operations                                               359,070                207,727

Other income and (expenses)
     Interest income                                                                38,005                 17,293
     Interest expense                                                             (321,893)              (112,175)
                                                                                  ---------              ---------

           Total other  (expenses)                                                (283,888)               (94,882)
                                                                                  ---------               --------

           Income before income tax benefit                                         75,182                112,845

Benefit from income taxes                                                          150,501                      0
                                                                                   -------                      -

                  Net income                                                $      225,683          $     112,845
                                                                            ==============          =============

Net earnings per share from continuing operations:
Basic                                                                     $          0.01         $          .01
Diluted                                                                         $          0.01   $          .00
Weighted average number of shares outstanding:
Basic                                                                           26,532,907             18,925,500
Diluted                                                                         29,214,053             28,185,240



The accompanying notes are an integral part of these statements.

                               PIPELINE DATA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited


                                                                                      For the three months ended
                                                                                June 30, 2005               June 30, 2004

Revenue                                                                    $     6,245,333           $  4,087,989
                                                                           ---------------           ------------

Interchange                                                                      3,258,953              2,043,994
Cost of services sold                                                            1,446,854              1,100,365
Cost of goods sold                                                                  43,830                 72,052
                                                                                   -------                 ------

         Total cost of goods and services sold                                   4,749,637              3,216,411
                                                                                 ---------              ---------

          Gross profit                                                           1,495,696                871,578
                                                                                 ---------                -------

Operating Expenses
    Salaries and payroll cost                                                      836,529                407,793
    Selling, general and administrative                                            402,883                225,772
    Depreciation and amortization                                                   28,191                 10,019
                                                                                    ------                 ------

          Total operating Expenses                                               1,267,603                643,584
                                                                                 ---------                -------


          Net income from operations                                               228,093                227,994

Other income and (expenses)
     Interest income                                                                16,755                  9,786
     Interest expense                                                             (178,561)               (72,702)
                                                                                  ---------               --------

           Total other  (expenses)                                                (161,806)               (62,916)
                                                                                  ---------               --------

           Income before income tax benefit                                         66,287                165,078

Benefit from income taxes (expense)                                                 76,536                      0
                                                                                    ------                      -

                  Net income                                                $      142,823         $      165,078
                                                                            ==============         ==============

Net earnings per share from continuing operations:
Basic                                                                       $         0.01         $          .01
Diluted                                                                     $         0.00         $          .01
Weighted average number of shares outstanding:
Basic                                                                           26,756,098             20,506,512
Diluted                                                                         28,993,670             29,766,252



The accompanying notes are an integral part of these statements.


                               PIPELINE DATA, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                    Unaudited


                                                                               Additional                         Common
                                                             Common stock       Paid-in   Accumulated  Deferred    Stock
                                                       Shares      Amount       Capital      Loss    Compensation Subscribed  Total



Balance at December 31, 2004                        26,102,022    $  26,102 $ 7,999,690 $ (2,077,388) $ 34,126  $   0   $ 5,982,530

Common stock subscribed                                                                                    958                  958

 Issuance of common stock for interest and
   conversion of principal on Laurus debt              199,880        200       199,680                                     199,880

Conversion of 8% convertible notes and interest
   to common stock                                           0          0       231,336                                     231,336

Exercise of warrants                                                            103,061                                     103,061

Issuance of common stock for services                  211,716        21         48,506                                      48,718

Issuance of common stock for employment agree.          58,338         58        72,863                  52,410             125,331

Issuance of common stock for additional portfolio       64,010         64        70,347                                      70,411

Conversion of stock options                            240,222        240          (240)                                          0

Net income for the six months ended
    June 30, 2005 (Unaudited)                      ____________    ________      ______        225,683  ________   ____     225,683
                                                   -------------   --------      ------        -------  --------   ----    -------

Balance at June 30, 2005 (Unaudited)                 26,876,188  $ 26,876   $ 8,725,243  $  (1,851,705) $  86,536  $958 $ 6,987,908
                                                   ============= =========  ===========  +=============  ========= ==== ============



The accompanying notes are an integral part of this statement.

                                      F-6

                               PIPELINE DATA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                                                     For the six             For the six
                                                                                    months ended             months ended
                                                                                   June 30, 2005            June 30, 2004

OPERATING ACTIVITIES
    Net income (loss)                                                               $  225,683              $   112,845
    Adjustments for noncash and nonoperating items:
            Depreciation and amortization                                               51,327                   18,682
         Common stock for services, debt, portfolio, and other,net                     460,071                   54,203
               Common stock subscribed                                                     958                        0
              Deferred taxes                                                          (151,105)                       0
     Changes in operating assets and liabilities:
         Receivables                                                                  (293,868)                (162,672)
         Notes receivable                                                                    0                  (90,000)
         Interest receivable                                                           (15,279)                     217
         Inventory                                                                     (15,280)                 (34,829)
         Advances and prepaid expenses                                                 (33,311)                  (7,899)
               Deposits                                                                  5,682                        0
                Accounts payable and accrued expenses                                   99,611                   (1,064)
                Payroll taxes and withholdings                                         (66,343)                  11,554
                Other loans and notes payable                                          (38,959)                 (12,500)
                Lease obligations-equipment                                                718                        0
                Loan payable-revolving line of credit                                  (40,954)                 (34,614)
                Taxes payable                                                          (10,497)                 (26,441)
                                                                                       --------                 --------
     Cash provided  (used) by operating activities                                     178,454                 (172,518)
                                                                                       -------                 ---------

INVESTING ACTIVITIES
    Capital expenditures                                                              (202,962)                 (24,157)
    Merchant portfolio and residual rights purchase                                 (1,749,990)                (672,564)
    Note receivable-noncurrent                                                         (50,000)                (500,000)
    Debt issuance costs                                                               (136,155)                (221,960)
    Proceeds from convertible preferred stock                                                0                   14,789
                                                                                             -                   ------
    Cash (used) by investing activities                                             (2,139,107)              (1,403,892)
                                                                                    -----------              -----------

FINANCING  ACTIVITIES
    Proceeds from lease financing                                                       82,045                        0
    Proceeds from convertible notes                                                          0                  385,000
    Proceeds from exercise of warrants                                                       0                    6,667
    Restricted cash                                                                  2,011,022                        0
    Purchase of preferred stock from officer                                                 0               (1,000,000)
    Loan principal and lease obligation payments                                      (154,180)                  (2,301)
    Proceeds from Laurus convertible debt                                                    0                3,000,000
                                                                                             -                ---------
    Cash  provided  by financing activities                                          1,938,887                2,389,366
                                                                                     ---------                ---------

NET  INCREASE (DECREASE)  IN CASH                                                      (21,766)                 812,956
    CASH BALANCE BEGINNING OF PERIOD                                                   693,852                   95,120
                                                                                       -------                   ------

    CASH BALANCE END OF PERIOD                                                     $   672,086           $      908,076
                                                                                   -----------           --------------
    Non Cash Activities:
           Interest                                                                $   179,253             $     91,842
           Income taxes                                                        $             0          $             0
The accompanying notes are an integral part of these statements.

                               PIPELINE DATA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2005


NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                    POLICIES

     1.   Financial Information-Basis of Presentation

     The accompanying unaudited consolidated financial statements of the parent holding company, Pipeline Data, Inc. (the "Company"); and its majority-controlled subsidiaries, SecurePay.com, Inc. ("SecurePay") and Northern Merchant Services, Inc. ("Northern Merchants), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. All significant intercompany accounts and transactions have been eliminated.

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

                                  June 30, 2005


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

5.   Accounts Receivable and Notes Receivable

     The Company uses the allowance method to account for uncollectible accounts receivable. Accounts receivable are presented net of an allowance for doubtful accounts of $67,501 and $18,572 at June 30, 2005 and December 31, 2004, respectively.

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

                                  June 30, 2005


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

7.       Advertising Cost

     Advertising  cost are expensed as incurred.  Advertising  expense totaled $
28,024  and  $14,982  for  the  six  months   ended  June  30,  2005  and  2004,
respectively.


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

                                  June 30, 2005


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

                                  June 30, 2005




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

     At December 31, 2004, the Company has net operating loss carry forwards for income tax purposes of $2,024,920. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2012. The components of the net deferred tax asset as of are as follows:

         Deferred tax assets:                                     June 30, 2005
                                                                  -------------
         Net operating loss carry forward                           $   619,907
         Current period income                                        ( 25,562)
         Deferred revenue                                                     0
         Deferred stock compensation                                     20,513
                                                                         ------
              Total deferred tax assets                                 614,858
                                                                        -------

         Deferred tax liabilities:
         Difference between book and tax
            depreciation and amortization                                73,753
                                                                         ------

               Total deferred tax liabilities                            73,753

                  Net deferred tax asset before
                valuation allowance                               $     541,105

         Valuation allowance                                          (390,000)
                                                                       --------

         Net deferred tax asset                                  $      151,105
                                                                        =======

     The Company recognized no income tax benefit from the loss generated for the period from the date of inception to December 31, 2004. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Based on the Company's performance in the first and second quarter of 2005 and the Company's forecast of future taxable income, management determined that a portion of the deferred tax assets that were previously provided were more likely to be realized, and $151,105 of the valuation allowance was released as of June 30, 2005. As a result, the Company realized a tax benefit within the consolidated statement of operations for the six months ended June 30, 2005.

                               PIPELINE DATA, INC.

                                  June 30, 2005

NOTE D - COMMITMENTS AND CONTINGENCIES

     Lease agreements

     The offices of the Company's subsidiary, SecurePay, Inc. are located at 1599 Washington Street, Braintree, Massachusetts at a monthly rental of $1,410. The term of this lease shall be for three years with self-renewing unless terminated in writing no later than one hundred and eighty (180) days before each expiration. Each lease year shall be subject to a rent increase not to exceed the most current consumer price index increase from the prior year. Each extension shall be for the same terms as the original lease. The operations center for SecurePay is located at 13339 North Central Expressway Suite 103, Dallas, Texas. This is a four year lease that commenced on June 2002. An initial deposit of $850 and monthly rental of $768 is required on the leased square foot area of 865 square feet. As of September 22, 2004, the Company expanded it's operations center to One Point Royal, 4400 Northpoint Parkway, Alpharetta, Georgia and signed a lease with Highwoods DLF 98/29,LP. This is a sixty-two month lease with annual rent from $38,070 to $64,273. Total base rent for the sixty-two months is $304,699.04. As of January 1, 2005 Pipeline Data, Inc. will pay the sum of $3,400 per month in rent and have the occupancy rites to the property at 166 West 72nd Street, New York City, N.Y. This sub-lease will extend for a period of five months and terminate May 31, 2005. In taking possession of the rental property January 1, 2005, Pipeline Data, Inc. will bear the full responsibility for all utilities and maintenance of the property.

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

                               PIPELINE DATA, INC.


                    NOTES TO FINANCIAL STATEMENTS (continued)

                                  June 30, 2005

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

     As of June 30, 2005, no options have been exercised and the Company has reserved an aggregate of 5,988,557 shares of common stock pending the exercise of the options.

         Stock option activity is summarized as follows:

      Options outstanding at beginning of year             2,968,115
      Granted                                              3,441,616
      Exercised                                            (340,000)
      Forfeited                                             (81,174)
                                                        ------------
      Options outstanding at end of the period             5,988,557
                                                        ============

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

                                  June 30, 2005

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

     When the acquisitions of SecurePay and Northern Merchant Services, Inc. were purchased, certain earn-in capabilities based upon revenue milestones achieved were recorded as a contingency based on SFAS No.141-Business
Combinations. Since the future earnings was achieved during the end of this quarter, the consideration paid in stock (5,800,000 shares of common stock), was recorded as an additional cost to the Company. The Northern Merchant Services, Inc. acquisition amounted to an additional 2,000,000 shares of common stock at a price of $.22 per share and the acquisition of SecurePay.com, Inc. amounted to 3,800,000 shares of common stock at a price of $.46 per share. An additional 4,800,000 shares of common stock are being held in escrow for the earn-in capabilities with the deadline for meeting these revenue targets terminating on March 31, 2005 for SecurePay and August 31, 2005 for Northern Merchant Services, Inc. To date, 2,000,000 shares have been issued pursuant to these milestones. The board of directors have determined that it is in the best interest of the company to change the nature of the earn-in requirement and requested that a new milestone be created. Thus, the final one million shares earn-in is available if Kevin and Nancy Weller successfully (i) oversee and open a new facility in Brasher Falls and (ii) develop and launch government payment processing solution. The milestone period for SecurePay.com, Inc. has now expired and three million eight hundred thousand shares have been issued to compensate for milestones achieved prior to expiration.

NOTE G - SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS

     Borrowings under Revolving Line of Credit

     The Company's revolving line of credit with a major credit card company amounted to $3,033 and $43,987 at June 30, 2005 and December 31, 2004, respectively.

     Details of Short-Term Debt:

                                                June 30,           December 31,
                                                  2005                2004
                                                -------            ------------

           Laurus Master Fund                   $  878,522         $    878,522

         Details of Long-Term Debt:

         Laurus Master Fund                     $ 4,629,315        $  4,954,813
            8% Convertible notes                $   539,204        $    739,204

                               PIPELINE DATA, INC.


                    NOTES TO FINANCIAL STATEMENTS (continued)

                                  June 30, 2005


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

            Capital Lease Obligations:

     See Note D-Lease Agreements for lease obligations with Hewlett Packard Financial Services Company, American Express Business Finance, Ikon Financial
Services, and VAResources, Inc. As of June 30, 2005, the current portion amounted to $15,484, and the long-term portion amounted to $134,852.


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

                                  June 30, 2005


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

                                  June 30, 2005


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

NOTE K - SUBSEQUENT EVENTS

     On March 16, 2005, Pipeline Data, Inc. announced that it had signed a letter of intent to acquire Florida-based Charge.com. As of July 15, 2005, an agreement and plan of merger was entered into by and among Pipeline Data, Inc., Charge.com,Inc. and Charge.com Acquisition, Inc.. Under the terms of the agreement, Pipeline Data, Inc. will purchase Charge.com for $7.5 million in
cash, and   $9 million in  shares of Pipeline  Data,  Inc.'s  common  stock.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                        THREE MONTHS AND SIX MONTHS ENDING
                             JUNE 30, 2004 AND 2005

     This quarterly report contains forward looking statements relating to our future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by, and information currently known to, our management. The words "expects, intends, believes, anticipates, may, could, should, would" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

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

     Our primary customer base consists of small and medium-sized merchants. These merchants generally have a lower volume of credit card transactions, are difficult to identify and we believe have traditionally been underserved by credit card processors. We market and sell our services primarily through three lines of distribution: banks, Independent Sales Organizations, or ISOs, and the Internet. We have contractual relationships with 54 banks, comprising over 420 bank branch locations, and with 48 credit unions that serve as referral sources for our products and services. We also have relationships with over 30 Independent Sales Organizations (or ISOs) that act as a non-employee, external sales force in communities throughout the United States. We also market over the Internet, targeting small to medium -sized e-commerce businesses.

     We derive the majority of our revenue from fee income related to payment transaction processing, which is primarily comprised of a percentage of the dollar amount of each transaction we process, as well as a flat fee per transaction. In the event we have outsourced any of our services provided in the transaction, we remit a portion of the fee income to the third parties that have provided these services. We operate through several wholly owned subsidiaries:
SecurePay.com, Inc. (or SecurePay), which we acquired in March 2002; Northern Merchant Services, Inc. (or NMSI), which we acquired in August 2002, Pipeline Data Processing, Inc. (or Processing), and Pipeline Data Portfolio Acquisitions, Inc. (or Acquisitions).

     During the six months ended June 30, 2005, we continued our growth by both acquiring new merchant accounts through our sales channels, through merchant portfolio acquisitions, and improved vendor pricing.

     For the six months ended June 30, 2005, we generated net revenues of $10,753,982 as compared to revenues of $6,949,854 for the six months ended June 30, 2004. Our cost of goods and services sold aggregated $7,961,215 as compared to $5,557,077 for the six months ended June 30, 2004, and yielded a gross profit of $2,792,767 as compared to $1,392,777 for the six months ended June 30, 2004.
                                       21

     During the six months ended June 30, 2005, the following merchant portfolios were acquired using funds from the Laurus Master Fund Ltd. financing:
On February 21, 2005, our subsidiary Pipeline Data Portfolio Acquisitions, Inc. purchased the Residual Rights from an aggregate of 830 merchant accounts from CPS of New York, Inc. for the purchase price of $1,090,011 and on March 1, 2005, purchased 775 merchant accounts from Advanced Internet Services, LLC. for an aggregate purchase price of $589,589 plus 64,010 shares of our restricted common stock. These purchases are expected to produce a gross profit of approximately $70,000 per month.

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

Revenue and Cost Recognition.

     We derive revenues primarily from the electronic processing of credit, charge and debit card transactions that are authorized and captured through third-party networks. Typically, merchants are charged for these processing services based on a percentage of the dollar amount of each transaction and in some instances, additional fees are charged for each transaction. Certain merchant customers are charged a flat fee transaction and may also be charged miscellaneous fees, including fees for handling charge backs, monthly minimums, equipment rentals, sales or leasing and other miscellaneous services. Revenues are reported gross of amounts paid to sponsor banks as well as interchange and assessments paid to credit card associations (MasterCard and Visa) under revenue sharing agreements pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Included in cost of goods and services sold are the expenses covering interchange and bank processing directly attributable to the furnishing of transaction processing and other services to our merchant customers and are recognized simultaneously with the recognition of revenue.

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

     Accounting for Goodwill and Intangible Assets. In July 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their useful lives. This Statement was effective for our 2003 fiscal year. However, goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the non-amortization and amortization provisions of this Statement. The adoption of SFAS 142 did not have an impact on our results of operations, financial position or cash flows.

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

     As permitted by SFAS No. 123, we currently follow APB Opinion No. 25, which accounts for share-based payments to employees using the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R fair value method will have a significant impact on our consolidated results of operations, although it will have no impact on our cash flows. The exact impact of the adoption of SFAS No. 123R cannot be determined at this time because it will depend on the number of options issued during fiscal 2005 as well as the assumptions and valuation method used to measure compensation cost under the fair value method of accounting. The historical pro forma income statement impact is not be indicative of future results due to the uncertainty of the number of new option grants as well as the assumptions and valuation method used.

     We do not have any of the following:

     o    Off-balance sheet arrangements

     o Certain trading activities that include non-exchange traded contracts accounted for at fair value.

     o Relationships and transactions with persons or entities that derive benefits from any non-independent relationships other than related party transactions discussed herein.

Results of Operations

Three Months Ended June 30,2005 ("2005") Compared to Three Months Ended June 30, 2004 ("2004")


                               PIPELINE DATA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited


                                                                                      For the three months ended
                                                                                June 30, 2005               June 30, 2004

Revenue                                                                    $     6,245,333           $  4,087,989
                                                                           ---------------           ------------

Interchange                                                                      3,258,953              2,043,994
Cost of services sold                                                            1,446,854              1,100,365
Cost of goods sold                                                                  43,830                 72,052
                                                                                   -------                 ------

         Total cost of goods and services sold                                   4,749,637              3,216,411
                                                                                 ---------              ---------

          Gross profit                                                           1,495,696                871,578
                                                                                 ---------                -------

Operating Expenses
    Salaries and payroll cost                                                      836,529                407,793
    Selling, general and administrative                                            402,883                225,772
    Depreciation and amortization                                                   28,191                 10,019
                                                                                    ------                 ------

          Total operating Expenses                                               1,267,603                643,584
                                                                                 ---------                -------


          Net income from operations                                               228,093                227,994

Other income and (expenses)
     Interest income                                                                16,755                  9,786
     Interest expense                                                             (178,561)               (72,702)
                                                                                  ---------               --------

           Total other  (expenses)                                                (161,806)               (62,916)
                                                                                  ---------               --------

           Income before income tax benefit                                         66,287                165,078

Benefit from income taxes (expense)                                                 76,536                      0
                                                                                    ------                      -

                  Net income                                                $      142,823         $      165,078
                                                                            ==============         ==============

     Revenues. Revenues increased $2.2 million or 52.8% to $6.2 million in 2005 from $4.1 million in 2004. This increase was primarily attributable to our acquisition merchant account portfolios.

     Interchange Expenses. Interchange expenses increase $1.2 million or 59.4% to $3.2 million in 2005 from $2.0 million in 2004. The increase was primarily attributable to increased charge volume from our merchant account portfolio acquisitions.

     Other costs of goods and services sold. Other costs of goods and services sold increased $321,267 or 27.4% to $ 1,490,684 in 2005 compared to $ 1,172,417 in 2004.

     Operating Expenses. Salaries and payroll related costs increased $428,736 or 105.1% to $836,529 in 2005 compared to$407,493 in 2004. Selling, general and administrative expenses increased $177,111 or 78.4% to $402,883 in 2005 compared to 225,772 in 2004. This increase was due primarily to personnel and facilities related to the establishment of our Alpharetta merchant processing center and increased customer support staff.

     Other Expense. Other expense in 2005 primarily consisted of $178,561 in interest expense. This represents an increase of $105,659 or 146% from $72,702 in 2004 primarily due to an increase in interest expense resulting from increased borrowings to fund merchant portfolio acquisitions and working capital needs.

     Income Tax. Income tax benefit increased to $76,536 in 2005 from $0.00 in 2004 due to an increase in taxable income and the utilization of previously unrecognized net operating loss carryforwards which has resulted in a favorable impact on the effective tax rate and a reduction to the valuation allowance applied to net deferred tax assets.



Six Months Ended June 30,2005 ("2005") Compared to Six Months Ended June 30, 2004 ("2004")

                               PIPELINE DATA INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited


                                                           For the years ended                For the six months ended
                                                             December 31,                              June 30,
                                                         2004               2003                 2005             2004
                                                                                               Unaudited        Unaudited
Revenue                                           $    15,565,134      $  10,246,955    $     10,753,982      $  6,949,854
                                                  ---------------      -------------    ----------------      ------------

Interchange                                             8,267,961          5,736,108           5,352,446         3,474,927
Cost of services sold                                   4,000,070          2,605,904           2,544,599         1,982,915
Cost of goods sold                                        175,939            190,946              64,170            99,235
                                                         --------            -------             -------            ------

          Total cost of goods and services sold        12,443,970          8,532,958           7,961,215         5,557,077
                                                       ----------          ---------           ---------         ---------

          Gross profit                                  3,121,164          1,713,997           2,792,767         1,392,777
                                                        ---------          ---------           ---------         ---------

Operating Expenses
    Salaries and payroll cost                           1,928,121          1,152,865           1,641,786           743,614
    Selling, general and administrative                 1,140,923            773,123             740,584           422,754
    Depreciation and amortization                          46,128             35,222              51,327            18,682
                                                           ------             ------              ------            ------

          Total operating Expenses                      3,115,172          1,961,210           2,433,697         1,185,050
                                                        ---------          ---------           ---------         ---------

1
          Net (loss) from operations                        5,992           (247,213)            359,070           207,727

Other income and expenses
     Interest and other income                             64,266             24,235              38,005            17,293
     Interest expense                                    (367,479)           (76,812)           (321,893)         (112,175)
                                                         ---------           --------           ---------         ---------

           Total other income (expenses)                 (303,213)           (52,577)           (283,888)          (94,882)
                                                         ---------           --------           ---------          --------

                  Income (loss) before income
                     Tax benefit                         (297,221)          (299,790)             75,182           112,845

Benefit from income taxes                                       0                  0             150,501                 0
                                                                -                  -             -------                 -

           Net income (loss)                     $       (297,221)  $       (299,790)     $      225,683     $     112,845
                                                 =================  =================     ==============     =============

     Revenues. Revenues increased $3.8 million or 54.7% to $10.8 million in 2005 from $6.9 million in 2004. This increase was primarily attributable to our acquisition merchant account portfolios.

     Interchange Expenses. Interchange expenses increase $1.9 million or 54.0% to $5.4 million in 2005 from $3.5 million in 2004. The increase was primarily attributable to increased charge volume from our merchant account portfolio acquisitions.

     Other costs of goods and services sold. Other costs of goods and services sold increased $526,334 or 25.3% to $ 2,608,789 in 2005 compared to $ 2,082,235 in 2004.

     Operating Expenses. Salaries and payroll related costs increased $897,172 or 120.8% to $1,641,786 in 2005 compared to $743,614 in 2004. Selling, general and administrative expenses increased $317,830 or 75.2% to $740,584 in 2005 compared to 422,754 in 2004. This increase was due primarily to personnel and facilities related to the establishment of our Alpharetta merchant processing center and increased customer support staff

     Other Expense. Other expense in 2005 primarily consisted of $321,893 in interest expense. This represents an increase of $209,718 or 187.0% from $112,175 in 2004 primarily due to an increase in interest expense resulting from increased borrowings to fund merchant portfolio acquisitions and working capital needs.

     Income Tax. Income tax benefit increased to $150,501 in 2005 from $0.00 in 2004 due to an increase in taxable income and the utilization of previously unrecognized net operating loss carryforwards which has resulted in a favorable impact on the effective tax rate and a reduction to the valuation allowance applied to net deferred tax assets.

Liquidity and Capital Resources

     We believe that we will be able to fund ourselves through our present cash position and the continuation of revenue producing activities by our subsidiaries Northern Merchant Services, Inc, SecurePay.com, Inc., Pipeline Data Processing, Inc and Pipeline Data Portfolio Acquisitions, Inc. We may need to seek further capital through exercise of our warrants or by other capital raising needs in order to continue to grow our company.

     We believe that we are moving toward maintaining profitability. We plan to maintain profitability and meet cash flow needs going forward as follows:

     We believe that our revenue has increased as a result of the operations of our subsidiaries, NMSI, SecurePay and Pipeline Data Processing, Inc. as well as from our merchant portfolio acquisitions. NMSI is an Independent Sales Organization that markets and services electronic credit card authorization and payment systems to merchants located throughout the United States. NMSI's operating and growth strategies focus on expanding its customer base of small and medium-sized merchants through bank referrals, direct sales, independent sales agents, trade and other association affiliations, merchant portfolio purchases and superior customer service. SecurePay is a custom credit card transaction processor serving as a gateway intermediary between the customer and the financial networks for the acceptance of credit card payments by merchants. An integral aspect of SecurePay's operating and growth strategy focuses on offering a broad range of products and services historically unavailable to small-to-medium sized merchants, which differentiates it from the banks and ISO's serving this market segment. We believe that the quality and reliability of its products and services enhance SecurePay's ability to attract and retain merchant customers. Pipeline Data Processing, Inc.'s core strategy is to provide wholesale payment processing solutions and services to other bank card ISOs.

Effects of Inflation

     Our monetary assets, consisting primarily of cash and receivables, are not significantly affected by inflation. Our non-monetary assets, consisting primarily of intangible assets and goodwill, are not affected by inflation. We believe that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and telecommunications, which may not be readily recoverable in the price of services offered by us.

Other aspects of our Financial Condition

     We are seeking to eliminate non-recurring expenses.

     We are seeking to eliminate non-cash charges, such as payment in stock for services rendered to us.

     We continue to actively seek capital for the acquisition of merchant portfolios.

Liquidity and Capital Resources
Working Capital, Debt and Liquidity.

     In accordance with our external growth strategy, we have identified the small to medium-sized merchant segment of the payment processing market as being ripe for acquisition. This business segment is serviced by many independent service organizations that lack the resources to generate sufficient scale in this underserved market. We believe opportunities exist for us to purchase these businesses or their portfolios when, among other things, their resources begin to limit their ability to continue to grow independently. We decided to access financing to take advantage of acquisition opportunities. On February 27, 2004, we entered into a series of financing arrangements with Laurus Master Fund, Ltd, a financial institution specializing in funding small and micro-capitalization companies, to provide our company with convertible debt financing. Under the arrangement, we issued Laurus Master Fund, Ltd. a total of $6,000,000 in convertible notes as follows; a $2,000,000 convertible note on February 27, 2004, a $1,000,000 convertible note on June 16, 2004, and a $3,000,000 convertible note on August 31, 2004. These secured convertible term notes mature on February 27, 2007, June 16, 2007 and August 31, 2007, respectively, and bear interest at an adjustable rate of Wall Street Journal Prime Rate plus two percent (2.0%), commencing at six percent (6.0%) per annum. Convertible notes in the principal amount of $5,000,000 are convertible into registered shares of our common stock at a fixed conversion price of $1.00 per share. Convertible notes in the principal amount of $1,000,000 are convertible into registered shares of our common stock at a fixed conversion price of $1.20 per share. We granted to Laurus Master Fund, Ltd. a first priority security interest in our assets to secure the obligations under the notes pursuant to security agreements dated February 27, 2004, June 16, 2004 and August 31, 2004.

         We decreased our cash and cash equivalents to $672,086 at June 30, 2005 from a balance of $693,852 as of December 31, 2004

Operating activities

     Net cash provided by operating activities was $178,454 for the 6 months ended June 30, 2005. Net income of $225,683, depreciation and amortization of $51,327 and the issuance of $436,470 of common stock for services, debt, portfolio acquisition, was further adjusted by a use of cash for changes in operating assets and liabilities of $408,480. The change in operating assets and liabilities was primarily caused by an increase in accounts receivable related our merchant portfolio growth and in tax liabilities and other short term liabilities.

     Net cash used by operating activities was $172,518 for the 6 months ended June 30, 2004. Net income of $112,845, depreciation and amortization of $18,682 and the issuance of $54,203 of common stock for services, debt, portfolio acquisition, was further adjusted by a use of cash for changes in operating assets and liabilities of $358,248. The change in operating assets and liabilities was primarily caused by an increase in accounts receivable related our merchant portfolio growth, an increase in notes receivable and decreases in tax liabilities and other short term liabilities.

Investing activities

     Net cash used in investing activities was $2,139,107 for the six months ended June 30, 2005. Net cash used by investing activities included, $1,749,990 was invested in purchasing merchant portfolios, and $202,962 related to new furniture, computer equipment and software. We expect to continue to engage in capital spending in the ordinary course of business.

     Net cash used in investing  activities  was  $1,403,892  for the six months ended June 30, 2004. Net cash used by investing activities included $672,564 which was invested in purchasing merchant portfolios and an additional $500,000 invested in notes receivable related to merchant portfolio acquisitions. In addition $24,157 was invested related to new computer equipment and software. $221,960 was related to debt issuance costs related to Laurus Master Fund Ltd borrowing.

Financing activities

     Net cash provided by financing activities was $1,938,887 for the six months ending June 30, 2005. This was the result of the release of $2,011,022 of restricted cash under the Laurus Master Fund, Ltd. financing. An additional $82,045 was provided by lease financing for network upgrades and office furniture and equipment expansions. In addition $154,180 of such amount was used for loan principal and lease obligations repayments.

     Net cash provided by financing activities was $2,389,366 for the six months ending June 30, 2004. This was the result of an increase in 8% convertible notes of $385,000 as well as the $3,000,000 of proceeds from convertible notes issued to Laurus Master Fund, Ltd. $1,000,000 of the Laurus Master Fund Ltd funds were used to purchase and retire 2,000 shares of preferred stock issued in the acquisition of Northern Merchant Services Inc

     As of June 30, 2005 we had notes, capital lease obligations, and convertible debt outstanding of $5,326,972 consisting of $4,629,315., owed to Laurus Master Fund, Ltd and $0.00 owed to officers, and directors and $697,657_ owed to third parties. With respect to our long term debt outstanding of $ 5,326,972, $5,168,519 is convertible into shares of our common stock at conversion prices ranging from $0.35 to $1.20 per share. The notes mature between June 2005 and August 2007

     As of June 30, 2005, we had issued $539,204 in convertible debt. The outstanding notes have a two- year term, accrue interest at an annual interest rate of 8% and have 33% warrant coverage at conversion prices ranging from $.35 to $1.00 per share. During the first six months of of 2005, we continued to be funded in part through a net increase in lease financing of $82,045, as well as the exercise of warrants by.the holders of 8% convertible notes which resulted in proceeds of $103,061

     On March 8, 2002, Jack Rubinstein, our Chairman of the Board, loaned our company $100,000 for working capital purposes. The promissory note evidencing this transaction originally had a term of one-year and bears interest at the rate of 8% per annum. The principal and interest of the note is convertible into our common stock at the then current market price of $0.35 per share. Upon conversion, Mr. Rubinstein shall receive warrants equal to 100% of the number of shares converted with a minimum warrant issuance of 100,000 shares. On March 8, 2003, the note was renegotiated and the term was extended to March 8, 2005. On December 31, 2004 the note plus accrued interest was converted to 348,825 shares of our common stock and the expiration date of the warrants was extended to March 8, 2006.

Management's Review of Company Progress

     For the three months ended June 30, 2005, we achieved record quarterly financial growth in three key areas: gross revenue, gross profit and EBITDA, due to our continuing sales initiatives, the success of Pipeline Data Processing and the receipt of the full impact of portfolio purchases made in the first quarter of 2005.

     Gross revenues for the three months ended June 30, 2005 grew 52.8 percent to $6,245,333 from $4,087,989 for the three months ended June 30, 2004. For the six month period ended June 30, 2005, gross revenues grew 54.7 percent to $10,753,982 from $6,949,854 for the first six months in 2004.

     Gross profit for the three months ended June 30, 2005 grew 71.6 percent to $1,495,696 from $871,578 for the three months ended June 30, 2004 and 100.5 percent from $1,392,777 to $2,792,767 for the six months ended June 30, 2005. Net profit was $142,823 for the three months ended June 30, 2005 as compared to $165,078 for the three months ended June 30, 2004. Net profit for the six month period ended June 30, 2005 was up 100 percent to $225,683 from $112,845 for the same period in 2004.

     We are pleased that the first two quarters of 2005 have been profitable. Although the second quarter of 2004 was also profitable, it was the only profitable quarter of 2004 and occurred prior to the capital-intensive formation of Pipeline Data Processing.

     Our EBITDA, which means our earnings before interest, taxes, depreciation and amortization, for the three months ended June 30, 2005 was $277,691 as compared with $249,599 for the same period in 2004. For the six month ended June 30, 2005 EBITDA was $461,906 compared to $247,306 for the six months ended June 30, 2004.

     Gross margin increased to 23.9 percent for the three months ended June 30, 2005 compared to 21.3 percent for the three months ended June 30, 2004. In addition, gross margin for the six months ended June 30, 2005 grew to 26.0 percent from 20.0 percent for the six months ended June 30, 2004. Management believes that as a result of our internal efficiencies and superior contract pricing, our gross profit margin will remain higher than industry averages.

     As of June 30, 2005, we serviced more than 15,000 accounts. We believe that our results for the three months ended June 30, 2005 validate management's decisions made in 2004 regarding the direction of our business and the utilization of our assets. In May 2004, we hired Kevin Smith, the former Concord EFS (NYSE:FDC) senior vice president as our chief operating officer and president of our new wholesale division, Pipeline Data Processing, Inc. (PDP). Mr. Smith's primary objectives for PDP were and remain to grow the number of merchant accounts we service and to enhance profit margins by increasing operating efficiencies and reducing costs. PDP is now a fully functioning, state-of-the-art facility able to administer increasing numbers of new merchant account applications. It is now processing more than 500 new merchant applications monthly.

     As a result of our increased volume in merchant accounts processed, we were able to renegotiate more favorable vendor pricing. The more favorable pricing enhances our profit margin and puts us in a highly competitive marketing position.

     Prior to the creation of the Pipeline Data Processing division, our Dallas location served as the company's technology and data center. Once PDP became operational in September 2004, the decision was made to gradually migrate all technology functions to the new facility. We accomplished this goal in July, and the Dallas location was formally closed. In addition to the cost savings we will realize, we expect that centralizing operations will enable us to eliminate redundancies and achieve better operating efficiencies.

     In April, 2005 we relocated our headquarters to Quincy, Massachusetts. The facility is suitable for our current operations, and we believe our new executive and sales offices allow for adequate expansion of our e-commerce sales and other sales-based initiatives.

     On July 19, 2005, our subsidiary entered into a merger agreement to acquire Charge.com, an industry leader in merchant account acquiring. We are currently proceeding towards closing the Charge.com acquisition. Pursuant to the merger agreement, we are processing one-third of the new accounts generated by Charge.com, with another third expected prior to finalizing the acquisition.
These accounts are being serviced at our PDP facility and utilize our proprietary SecurePay payment gateway. We foresee that the use of our systems at our favorable rates will enable the Charge.com accounts to generate higher gross margin than previously achieved, as is the case with the Charge.com accounts we currently service. We believe that upon completion of the Charge.com acquisition, we will increase profitability of the newly acquired entity by:

     a)   relying on our favorable vendor contracts

     b)   utilizing our proprietary gateway and Alpharetta infrastructure and

     c)   employing  our  sales  force  to  develop   Charge.com's  excess  lead
          capacity, which we believe has, to date, remained untapped by the Charge.com marketing force.

     We consider the acquisition of Charge.com complimentary to our business. Through the placement of Charge.com's new merchant accounts, historically approximately 500 per month, onto our system, higher transaction volume should result in increased economies of scale for our wholesale processing division and increased profit margin for our company as a whole. We believe that monthly merchant gateway revenue, which was formerly outsourced, should provide us with another source of incremental revenue. We expect to benefit from Charge.com's e-commerce marketing expertise and excess lead capacity to enhance our merchant account volume.

Outlook

     Our primary objective is to increase top line revenue through continued sales and accretive acquisitions while maintaining downward pressure on costs. We will continue to focus on increasing operating efficiencies and the number of merchant accounts serviced to increase revenue and expand our company. We believe our improved infrastructure and increased account base will enable us to compete aggressively within our industry.

     As presently constituted, our infrastructure has the capability to accommodate an increase in capacity with only marginal incremental costs. We are confident that additional efficiencies can be obtained now that we have centralized our data systems in Georgia. Our wireless and government payment initiatives remain an important arena for growth and we expect these business segments to gain momentum. We believe that our industry will continue to consolidate and thus expect acquisition and merger activity to be robust throughout 2006.

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

ITEM 4. CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the "Exchange Act")) were effective as of such date to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Date: August 15, 2005

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

August 15, 2005
                                              /s/ MacAllister Smith
                                              ----------------------------------
                                              MacAllister Smith
                                              President

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

August 15, 2005
                                             /s/ Donald Grunseisen
                                              ----------------------------------
                                              Donald Grunseisen
                                              Chief Financial Officer

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

/s/ MacAllister Smith
    -----------------

MacAllister Smith

Chief Executive Officer

August 15, 2005

/s/ Donald Grunseisen
    -----------------

Donald Grunseisen

Chief Financial Officer

August 15, 2005

     [A signed original of this written statement required by Section 906 has been provided to Pipeline Data Inc. and will be retained by Pipeline Data Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]