Form 10KSB/A
period 2004-12-31
PIPELINE DATA INC
filed 2005-10-11
CIK 1086533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               PIPELINE DATA INC.
                                   Form 10-KSBA



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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSBA or any amendment to this Form 10-KSBA. X


     State issuer's revenues for its most recent fiscal year. $15,565,134.

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


                       DOCUMENTS INCORPORATED BY REFERENCE


     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSBA (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).



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

ITEM 8A. Controls and Procedures ............................................ 68

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

               ANNUAL REPORT ON FORM 10KSBA FOR PIPELINE DATA INC.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Annual Report on Form 10-KSBA for the year ended December 31, 2004 discusses financial projections, information or expectations about the products or markets of our company, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Annual Report, in "Management's Discussion and Analysis". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report. When considering such forward-looking statements, readers should keep in mind the risks referenced above and the other cautionary statements in this Annual Report.

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



                               PIPELINE DATA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     For the years ended
                                                                          December 31, 2003       December 31, 2004

Revenue                                                                      $   10,246,955          $  15,565,134


Interchange                                                                       5,736,108              8,267,961
Cost of services sold                                                             2,605,904              4,000,070
Cost of goods sold                                                                  190,946                175,939
                                                                                  ---------                -------

         Total Cost of Goods and Services Sold                                    8,532,958             12,443,970


          Gross profit                                                            1,713,997              3,121,164

                                                                                   -------                --------

Operating Expenses
    Salaries and payroll costs                                                   1,152,865               1,928,121
    Selling, general and administrative                                            773,123               1,140,923
    Depreciation and Amortization                                                   35,222                  46,128

                                                                                     -----                  ------

          Total operating Expenses                                               1,961,210               3,115,172

                                                                                 ----------              ---------


          Net Income (loss) from operations                                       (247,213)                  5,992

Other income and expenses
     Interest income                                                                24,235                  64,226
     Interest expense                                                              (76,812)               (367,479)
                                                                                   -------                  ------

           Total other income (expenses)                                           (52,577)               (303,213)


                                                                                   --------                ------

                  Income (loss)                                                $  ( 299,790)           $  (297,221)

                                                                                 -------------         -------------


Basic  earnings (loss) per common share                                        $      (0.02)           $      (.01)

                                                                             ================        ===============

Weighted average shares outstanding, basic                                       12,902,851             21,107,818


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





      Notes to Financial Statements                                  F-8 - F-23

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



     In July 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their useful lives. This Statement is effective for the Company's 2003 fiscal year. However, goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the non-amortization and amortization provisions of this Statement. The total amount assigned to intangible assets that are not subject to amortization during the year 2004 was $3,446,246 accounted for on the balance sheet as Merchant portfolio of $2,780,812 and Residual rights of $665,456. The total carrying amount of intangibles not subject to amortization is $5,946,268 in the following asset categories:

                                                       December 31, 2004
                   Merchant portfolio                      $5,280,812
                   Residual rights purchase                   665,456
                                                              -------
                                Total                      $5,946,268
                                                             ========

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



     Our accounting policy for the issuance of equity instruments in exchange for goods or services received from other than employees are accounted for based on the fair value of the consideration received or the equity instrument issued, whichever is more reliably measurable.


NOTE F - RELATED PARTY TRANSACTIONS

     The Company's subsidiary, Northern Merchant Services, Inc., leases office space from Kevin and Nancy Weller. (see Note D ) See Note I for details of repurchase of 5,000 shares of the Company's preferred stock from Kevin and Nancy Weller.



     When the acquisitions of SecurePay and Northern Merchant Services, Inc. were purchased, certain earn-in capabilities based upon revenue milestones achieved were recorded as a contingency based on SFAS No.141-Business
Combinations. Since the future earnings was achieved during the end of this quarter, the consideration paid in stock (5,800,000 shares of common stock), was recorded as an additional cost to the Company. The Northern Merchant Services, Inc. acquisition amounted to an additional 2,000,000 shares of common stock at a price of $.22 per share and the acquisition of SecurePay.com, Inc. amounted to 3,800,000 shares of common stock at a price of $.46 per share. An additional 4,800,000 shares of common stock are being held in escrow for the earn-in capabilities with the deadline for meeting these revenue targets terminating on March 31, 2005 for SecurePay and August 31, 2005 for Northern Merchant Services, Inc. (see note for accounting for goodwill)


     Chasm Holding, Inc., a related party, was paid $244,554 during the year 2004 for management services.

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

                               PIPELINE DATA, INC.

                                December 31, 2004



NOTE K- ACCOUNTING FOR GOODWILL

     Cost in excess of net assets of businesses acquired (goodwill) represents the unamortized excess of the cost of acquiring a business over the fair values of the net assets received at the date of acquisition.

     Amount Initially Assigned to Goodwill in Business Combination  Subsequently
Revised:

     During the year 2004, there was the completion of earn-ins from two acquisitions made in 2002 which led to the recognition of goodwill as follows:
(see Note-F)

     Goodwill was recognized related to earn-ins payable to the former stockholders of Northern Merchant Services, Inc. for reaching goals related to the original sale of their company to Pipeline Data, Inc. in 2002. Goodwill in the amount of $440,000 was recognized. The full amount of goodwill is expected to be deductible for tax purposes. It will be amortized on a straight line basis over a fifteen year life.

     Additional   goodwill   recognized   related  to  earn-ins  of  the  former
SecurePay.com, Inc. stockholders when SecurePay.com, Inc. was acquired by Pipeline Data, Inc. in 2002. Goodwill in the amount of $1,708,757 was recognized. The full amount of goodwill is expected to be deductible for tax purposes. It will be amortized on a straight line basis over a fifteen year life.

     The aggregate amount of goodwill acquired during the year 2004 was $2,148,757. No impairment loss was recognized.





NOTE L - SUBSEQUENT EVENTS

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



Date: October 10, 2005



                                   Pipeline Data Inc..
                                  -----------------------------------------
                                  (Registrant)



                                   /s/ MacAllister Smith
                                   -----------------------------------------
                                   MacAllister Smith
                                   President




                                   /s/ Donald Gruneisen
                                   -----------------------------------------

                                   Donald Gruneisen
                                   Chief Financial Officer
                                   (Principal Financial and
                                   Accounting Officer)

                                 CERTIFICATIONS

I, MacAllister Smith, certify that:


1.   I have reviewed this annual report on Form 10-KSBA of Pipeline Data Inc;


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


October 10, 2005


                                              /s/ MacAllister Smith
                                              ----------------------------------
                                              MacAllister Smith
                                              President

I, Donald Gruneisen, certify that:


1.   I have reviewed this annual report on Form 10-KSBA of Pipeline Data Inc.;


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



October 10, 2005
                                              /s/ Donald Gruneisen
                                              ----------------------------------
                                              Donald Gruneisen
                                              Chief Financial Officer

                                                                    EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report of Pipeline Data Inc. (the "Company") on Form 10-KSBA for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, MacAllister Smith, President, Chief Executive Officer, and Director and I, Donald Gruneisen, Principal Financial Officer, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



                                            October 10, 2005




     A signed original of this written statement required by Section 906 has been provided to Pipeline Data Inc. and will be retained by Pipeline Data Inc. and furnished to the Securities and Exchange Commission or its staff upon request.