Form 10QSB
period 2005-09-30
PIPELINE DATA INC
filed 2005-11-16
CIK 1086533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

PIPELINE DATA INC.

Form 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarter ended September 30, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____________ to ________________

Delaware	13-3953764
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

                1515 Hancock Street, Suite 301, Hancock Plaza

Quincy, Massachusetts 02169

(617) 405-2600

(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 1, 2005
Common Stock, $0.001 par value	28,253,154

PIPELINE DATA INC.

SEPTEMBER 30, 2005 QUARTERLY REPORT ON FORM 10-QSB

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2005, and the results of its operations and changes in its financial position from January 1, 2005, through September 30, 2005, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004.

DRAKEFORD & DRAKEFORD, LLC

CERTIFIED PUBLIC ACCOUNTANTS

554 Duncan Road

Royston, Georgia 30662

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders’, Audit Committee and

Directors’ of Pipeline Data Inc.

We have reviewed the accompanying consolidated balance sheet of Pipeline Data Inc. as of September 30,2005, and the related statements of operations and of cash flows for the nine months periods ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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

/S/Drakeford & Drakeford, LLC

-------------------------------------

November 7, 2005

PIPELINE DATA INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2005 (Unaudited)	December 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,132,476	$693,852
Accounts receivable	851,728	518,906
Interest receivable	44,556	21,584
Inventory	58,190	40,087
Advances and prepaid expenses	109,865	79,644
Note receivable	175,000	175,000
Total current assets	3,371,815	1,529,073
PROPERTY AND EQUIPMENT, net	547,487	347,092
OTHER ASSETS
Restricted cash	65,215	2,011,022
Merchant portfolio and residual rights	7,684,913	5,946,268
Deferred and debt issuance costs	843,496	567,168
Note receivable	675,000	550,000
Deposits	26,595	31,867
Deferred tax assets, net	254,375	0
Goodwill	4,112,107	2,324,762
Total other assets	13,661,701	11,431,087
TOTAL ASSETS	$17,581,003	$13,307,252
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$986,972	$547,430
Payroll taxes and withholdings	12,338	67,736
Taxes payable	7,904	15,547
Lease obligations-equipment	15,484	14,766
Loan payable-revolving line of credit	2,771	43,987
Laurus Master Fund convertible debt-current	878,522	878,522
Total current liabilities	1,903,991	1,567,988
LONG-TERM LIABILITIES
Lease obligations-equipment	124,771	62,717
Laurus Master Fund convertible debt	4,247,350	4,954,813
Camofi Master LDC	2,000,000	0
Notes payable-World Products Shareholders	525,000	0
Notes payable-convertible 8%	481,204	739,204
Total long-term liabilities	7,378,325	5,756,734
STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares $.001 par value each. At September 30, 2005 and December 31, 2004, there are 0 shares outstanding, respectively	0	0
Common stock authorized 95,000,000 shares, $.001 each. At September 30, 2005 and December 31, 2004, there are 28,253,154 and 26,102,022 shares outstanding respectively	28,253	26,102
Common stock subscribed	884,946	0
Deferred compensation	20,338	34,126
Additional paid-in capital	8,932,027	7,999,690
Retained Earnings (deficit)	(1,566,877)	(2,077,388)
Total stockholders’ equity	8,298,687	5,982,530
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,581,003	$13,307,252

The accompanying notes are an integral part of these statements.

PIPELINE DATA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	For the nine months ended	For the nine months ended
	September 30, 2005	September 30, 2004

Revenue	$17,034,862	$11,122,193

Interchange	8,649,552	5,646,737
Cost of services sold	3,915,070	3,175,660
Cost of goods sold	85,782	128,505

Total cost of goods and services sold	12,650,404	8,950,902

Gross profit	4,384,458	2,171,291

Operating Expenses
Salaries and payroll cost	2,488,797	1,299,008
Selling, general and administrative	1,113,990	703,333
Depreciation and amortization	81,743	29,346

Total operating Expenses	3,684,530	2,031,687

Net income from operations	699,928	139,604

Other income and (expenses)
Interest income	52,574	40,095
Interest expense	(495,762)	(230,625)

Total other (expenses)	(443,188)	(190,530)

Income (loss) before income tax benefit	256,740	(50,926)

Benefit from income taxes	253,771	0

Net income (loss)	$510,511	$(50,926)

Net earnings per share from continuing operations:
Basic	$0.02	$.00
Diluted	$0.02
Weighted average number of shares outstanding:
Basic	27,082,999	19,735,738
Diluted	30,721,591	N/A

The accompanying notes are an integral part of these statements.

PIPELINE DATA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	For the three months ended	For the three months ended
	September 30, 2005	September 30, 2004

Revenue	$6,280,880	$4,172,339

Interchange	3,297,106	2,118,297
Cost of services sold	1,370,471	1,246,258
Cost of goods sold	21,612	29,270

Total cost of goods and services sold	4,689,189	3,393,825

Gross profit	1,591,691	778,514

Operating Expenses
Salaries and payroll cost	847,011	555,394
Selling, general and administrative	373,406	280,579
Depreciation and amortization	30,416	10,664

Total operating Expenses	1,250,833	846,637

Income (loss) from operations	340,858	(68,123)

Other income and (expenses)
Interest income	14,569	22,802
Interest expense	(173,869)	(118,450)

Total other (expenses)	(159,300)	(95,648)

Income (loss) before income tax benefit	181,558	(163,771)

Benefit from income taxes (expense)	103,270	0

Net income (loss)	$284,828	$(163,771)

Net earnings per share from continuing operations:
Basic	$0.01	$ ( .01)
Diluted	$0.01
Weighted average number of shares outstanding:
Basic	27,832,882	24,832,494
Diluted	31,471,474	N/A

The accompanying notes are an integral part of these statements.

PIPELINE DATA INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

			Additional
	Common stock	Common stock	Paid-in	Accumulated	Deferred	Common Stock
	Shares	Amount	Capital	Loss	Compensation	Subscribed	Total

Balance at December 31, 2004	26,102,022	$26,102	$7,999,690	$(2,077,388)	$34,126	$0	$5,982,530

Common stock subscribed						884,946	884,946

Issuance of common stock for interest and conversion of principal on Laurus debt	199,880	200	199,680				199,880

Conversion of 8% convertible notes and interest to common stock	828,571	828	289,171				289,999

Exercise of warrants	342,857	343	119,680				120,023

Issuance of common stock for services	254,474	255	63,463				63,718

Issuance of common stock for employment agree.	153,340	153	190,304		(13,788)		176,669

Issuance of common stock for additional portfolio	64,010	64	70,347				70,411

Conversion of stock options	308,000	308	(308)				0

Net income for the nine months ended				510,511			510,511

Balance at September 30, 2005 (Unaudited)	28,253,154	$28,253	$8,932,027	$(1,566,877)	$20,338	$884,946	$8,298,687

The accompanying notes are an integral part of this statement.

PIPELINE DATA INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	For the nine	For the nine
	months ended	months ended
	September 30, 2005	September 30, 2004
OPERATING ACTIVITIES
Net income (loss)	$510,511	$(50,926)
Adjustments for noncash and nonoperating items:
Depreciation and amortization	81,743	29,346
Common stock for services, debt, portfolio, and other,net	1,187,700	255,446
Common stock subscribed	884,946	0
Acquisitions of businesses, net of cash	(1,587,345)
Deferred taxes	(254,375)	0
Changes in operating assets and liabilities:
Receivables	(332,822)	(133,313)
Notes receivable	0	(596,000)
Interest receivable	(22,972)	498
Inventory	(18,103)	(41,814)
Advances and prepaid expenses	(30,221)	(5,979)
Deposits	5,272	(31,017)
Accounts payable and accrued expenses	439,542	126,054
Payroll taxes and withholdings	(55,398)	8,127
Other loans and notes payable	0	(12,500)
Lease obligations-equipment	718	4,228
Loan payable-revolving line of credit	(41,216)	(34,614)
Taxes payable	(7,643)	(25,117)
Cash provided(used) by operating activities	760,337	(507,581)
INVESTING ACTIVITIES
Capital expenditures	(282,138)	(185,529)
Merchant portfolio and residual rights purchase	(1,738,645)	(758,597)
Acquisitions of businesses	(200,000)	0
Note receivable-noncurrent	(125,000)	0
Deferred and debt issuance costs	(276,328)	(428,147)
Proceeds from convertible preferred stock	0	23,360
Cash (used) by investing activities	(2,622,111)	(1,348,913)
FINANCINGACTIVITIES
Proceeds from lease financing	82,045	60,988
Proceeds from convertible notes	0	289,400
Proceeds from exercise of warrants	0	10,000
Restricted cash	1,945,807	0
Purchase of preferred stock from officer	0	(1,000,000)
Loan principal and lease obligation payments	(727,454)	(3,451)
Proceeds from Laurus convertible debt/Camofi note	2,000,000	6,000,000
Cash provided by financing activities	3,300,398	5,356,937
NETINCREASEIN CASH	1,438,624	3,500,443
CASH BALANCE BEGINNING OF PERIOD	693,852	95,120
CASH BALANCE END OF PERIOD	$2,132,476	$3,595,563
Non Cash Activities:
Interest	$495,762	$96,207
Income taxes	$0	$0

The accompanying notes are an integral part of these statements.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2005

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES

1. Financial Information-Basis of Presentation

The accompanying unaudited consolidated financial statements of the parent holding company, Pipeline Data Inc. (the “Company”); and its majority-controlled subsidiaries, SecurePay.com, Inc. (“SecurePay”), Northern Merchant Services, Inc. (“Northern Merchants), and Aircharge, Inc. (“Aircharge”), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. All significant intercompany accounts and transactions have been eliminated.

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

The estimated service lives of property and equipment are principally as follows:

Furniture and fixtures	5 - 7 years
Computer equipment	3 - 7 years
Computer software	2 - 7 years

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2005

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES-(continued)

4. Property and Equipment-(continued)

Repairs and maintenance are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized. When property and equipment are retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. The Company does not believe the adoption of these standards will have a material impact on the Company’s financial statements.

5. Accounts Receivable and Notes Receivable

The Company uses the allowance method to account for uncollectible accounts receivable. Accounts receivable are presented net of an allowance for doubtful accounts of $95,026 and $18,572 at September 30, 2005 and December 31, 2004, respectively.

The Company has three demand notes totaling $175,000 at the simple rate of 10% per annum and three secured promissory notes in the amount of $675,000 together with interest at the rate equal to 6% per annum due on or before July 7, 2007 and May 7, 2008. The $675,000 of notes are secured by 1,000,000 shares, subject to calls for additional shares in the event that the average closing bid price per share in any 30 day period decreases below $.65 per share.

6.	Revenue and Cost Recognition

The Company and subsidiaries derive revenues primarily from the electronic processing of credit, charge and debit card transactions that are authorized and captured through third-party networks. Typically, merchants are charged for these processing services based on a percentage of the dollar amount of each transaction and in some instances, additional fees are charged for each transaction. Certain merchant customers are charged a flat fee transaction and may also be charged miscellaneous fees, including fees for handling charge backs, monthly minimums, equipment rentals, sales or leasing and other miscellaneous services. Revenues are reported gross of amounts paid to sponsor banks as well as interchange and assessments paid to credit card associations (MasterCard and Visa) under revenue sharing agreements pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Included in cost of goods and services sold are the expenses covering interchange and bank processing directly attributable to the furnishing of transaction processing and other services to the Company’s merchant customers and are recognized simultaneously with the recognition of revenue.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2005

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

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

Advertising cost are expensed as incurred. Advertising expense totaled $ 41,278 and $29,700 for the nine months ended September 30, 2005 and 2004, respectively.

8.	Recent Accounting Pronouncements

New accounting statements issued, and adopted by the Company, include the following:

In December 2004, the FASB, issued a revision to SFAS 123 “Share-Based Payment”, also known as SFAS 123R, that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS 123R’s effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in interim or annual periods beginning after June 15, 2005. SFAS 123R includes three transition methods: one that provides for prospective application and two that provide for retrospective application. The Company intends to adopt SFAS 123R in our fiscal year beginning January 1, 2006. The exact impact of the adoption of SFAS No. 123R cannot be determined at this time because it will depend on the number of options issued during fiscal 2005 and 2006 as well as the assumptions and valuation method used to measure compensation cost under the fair value method of accounting.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006. We are currently evaluating the effect that the adoption of SFAS 154 will have on our consolidated results of operations and financial condition, but we do not expect it to have a material impact.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

September 30, 2005

NOTE B—EARNINGS (LOSS) PER SHARE

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

NOTE C - INCOME TAXES

The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 2004, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company’s financial position because the deferred tax asset related to the Company’s net operating loss carry forward and was fully offset by a valuation allowance.

At December 31, 2004, the Company has net operating loss carry forwards for income tax purposes of $2,024,920. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2012.

The components of the net deferred tax assets are as follows:

Deferred tax assets:	September 30, 2005
Net operating loss carry forward	$619,907
Current period income	(87,292)
Deferred revenue	0
Deferred stock compensation	20,513

Total deferred tax assets	553,128

Deferred tax liabilities:
Difference between book and tax depreciation and amortization	73,753
Total deferred tax liabilities	73,753

Net deferred tax asset before valuation allowance	$479,375
Valuation allowance	(225,000)

Net deferred tax asset	$254,375

The Company recognized no income tax benefit from the loss generated for the period from the date of inception to December 31, 2004. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Based on the Company’s performance in the first and second quarter of 2005 and the Company’s forecast of future taxable income, management determined that a portion of the deferred tax assets that were previously provided were more likely to be realized, and $254,375 of the valuation allowance was released as of September 30, 2005. As a result, the Company realized a tax benefit within the consolidated statement of operations for the nine months ended September 30, 2005.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

September 30, 2005

NOTE D - COMMITMENTS AND CONTINGENCIES

Lease agreements

The offices of the Company’s headquarters and subsidiary, SecurePay.com Inc. are located at 1515 Hancock Street, Quincy, Massachusetts at a monthly rental of $6,644. The term of this lease shall be for five years with a renewal option. The operations center for SecurePay is located at 13339 North Central Expressway Suite 103, Dallas, Texas. This is a four year lease that commenced on June 2002. An initial deposit of $850 and monthly rental of $768 is required on the leased square foot area of 865 square feet. The SecurePay.com, Inc. operations facilities were relocated to Georgia during the third quarter of 2005 and this lease was terminated with a one time payment of $6,500. As of September 22, 2004, the Company expanded it’s operations center to One Point Royal, 4400 Northpoint Parkway, Alpharetta, Georgia and signed a lease with Highwoods DLF 98/29,LP. This is a sixty-two month lease with annual rent from $38,070 to $64,273. Total base rent for the sixty-two months is $304,699.04.

As of January 1, 2005 Pipeline Data Inc. paid the sum of $3,400 per month in rent and have the occupancy rites to the property at 166 West 72nd Street, New York City, N.Y. This sub-lease will extend for a period of five months and terminate May 31, 2005. In taking possession of the rental property January 1, 2005, Pipeline Data Inc. assumed the full responsibility for all utilities and maintenance of the property.

As of October 1, 2005 the offices of the Company’s subsidiary, Aircharge, Inc., will pay the sum of $1,950 per month on a one year lease located in Hawkston Hall Office Centre I, 1800 Nations Drive, Gurnee, Illinois. The monthly rent installments will increase to $2,313 the second year, $2,393 the third year, and to $2,478 the fourth year.

Leases-Related Party:

The office’s of Northern Merchant Services, Inc. is located in Brasher Falls, New York, and has an annual lease with Kevin and Nancy Weller, officers’ of the Company. The lease commenced on September 2002, with monthly rental of $1,000. The lease can be renewed annually with the option of the landlord not to renew, with just cause.

Capital Equipment Lease:

On January 28, 2003, the Company entered into a capital equipment lease with Hewlett Packard Financial Services Company, Murray Hill, New Jersey. The initial term of the lease is for a period of 48 months with a base lease amount of $661.77 per month and an advance lease payment of $1,412.87. The lease has an equipment purchase option on “ all or none” and “as-is, where-is” basis, without any representations or warranties, including no warranties of merchantability or fitness for a particular purpose. The equipment consist of five servers ($17,025), ten network products ($1,986.60), and four units of software ($3,559.50). The Company has an option to renew the Lease at the then Fair Market Rental Value and also has an option to return the equipment on or before the last day of the Lease term or purchase the equipment for $1.00. On July 1, 2004, the Company entered into two capital leases with American Express Business Finance for software installation services and equipment and MAS200 software. Both leases are for a term of sixty months with a buyout option of $1.00. Monthly payments on the equipment and software are $908.03 and $256.60 for the software installation services. On September 16, 2004, the Company entered into a capital lease with Ikon Financial Services for fax, copier and printer equipment. This lease is for a term of sixty months with a buyout option of $1.00 and monthly payments of $520.16. On March 1, 2005, the Company entered into a capital equipment lease with VAResources, Inc. for computer related equipment in the amount of $47,199.32. The initial term of the lease is for a period of 36 months with monthly payments of $1,611.05 and an advance lease payment of $3,222.10. On March 30, 2005, the Company entered into two leases with VAResources, Inc. Both leases are for a term of 36 months with advance lease payments. The office furniture lease totals $20,830.00 with monthly payments of $722.36 and the advance two months payment of $1,444.72. The computer equipment lease totals $14,016.00 with monthly payments of $487.35 and the advance two months payment of $974.70.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

September 30, 2005

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

As of September 30, 2005, 440,000 options have been exercised and the Company has reserved an aggregate of 7,138,557 shares of common stock pending the exercise of the options.

Stock option activity is summarized as follows:

Options outstanding at beginning of year	2,968,115
Granted	4,691,616
Exercised	(440,000)
Forfeited	(81,174)

Options outstanding at end of the period	7,138,557

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

September 30, 2005

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

NOTE F – RELATED PARTY TRANSACTIONS

The Company’s subsidiary, Northern Merchant Services, Inc., leases office space from Kevin and Nancy Weller. See Note I for details of repurchase of 2,000 shares of the Company’s preferred stock from Kevin and Nancy Weller.

When the acquisitions of SecurePay and Northern Merchant Services, Inc. were purchased, certain earn-in capabilities based upon revenue milestones achieved were recorded as a contingency based on SFAS No.141-Business Combinations. Since the future earnings was achieved during the end of this quarter, the consideration paid in stock (5,800,000 shares of common stock), was recorded as an additional cost to the Company. The Northern Merchant Services, Inc. acquisition amounted to an additional 2,000,000 shares of common stock at a price of $.22 per share and the acquisition of SecurePay.com, Inc. amounted to 3,800,000 shares of common stock at a price of $.46 per share. To date, 2,000,000 have been issued pursuant to these milestones. The board of directors has determined that it is in the best interest of the company to change the nature of the earn-in requirement for the final one million shares and requested that a new milestone be created. Thus, the final one million shares earn-in is available if Kevin and Nancy Weller successfully (i) oversee and open a new facility in Brasher Falls and (ii) develop and launch government payment processing solution. The milestone period for SecurePay.com, Inc. has now expired and three million eight hundred thousand shares have been issued to compensate for milestones achieved prior to expiration.

NOTE G – SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS

Borrowings under Revolving Line of Credit

The Company’s revolving line of credit with a major credit card company amounted to $2,771 and $43,987 at September 30, 2005 and December 31, 2004, respectively.

	September 31, 2005	December 31, 2004

Details of Short-Term Debt:
Laurus Master Fund	$878,522	$878,522
Details of Long-Term Debt:
Laurus Master Fund	$4,247,350	$4,954,813
8% Convertible notes	$481,204	$739,204
Camofi Master LDC	$2,000,000	$0
World Products Shareholders	$525,000	$0

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

September 30, 2005

NOTE G – SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS (continued)

Conversion of Convertible Note:

The Holder shall have the right, at its option, at any time during the term of the Convertible Note, to convert the principal amount of the Convertible Note, or any portion of such principal amount, into that number of fully paid and nonassessible shares of Common Stock (as such shares shall be constituted) determined pursuant to the terms of the agreement. The term “Conversion Amount” means, with respect to any conversion on of the Convertible Note, the sum of (1) the principal amount of the Convertible Note to be converted in such conversion plus (2) accrued and unpaid interest, if any, on such principal amount at the determined interest rate.

Capital Lease Obligations:

See Note D-Lease Agreements for lease obligations with Hewlett Packard Financial Services Company, American Express Business Finance, Ikon Financial Services, and VAResources, Inc. As of September 30, 2005, the current portion amounted to $15,484, and the long-term portion amounted to $124,771.

NOTE H – ADOPTION OF STATEMENT OF FINANCIAL STANDARDS (SFAS) NO. 150

In May of 2003 the Financial Accounting Standards Board (FASB) issued SFAS No. 150-Accounting for certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset. The effective date of SFAS NO. 150 is the beginning of the first interim period beginning after June 15, 2003. Also, restatement of financial statements of prior periods presented is not permitted.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

September 30, 2005

NOTE H – ADOPTION OF STATEMENT OF FINANCIAL STANDARDS (SFAS) NO. 150

(continued)

INTANGIBLE ASSET-MERCHANT PORTFOLIO

In adopting the new (SFAS) No. 150, the Company hired an independent third-party appraiser to render a reasonable value of the acquisition and carrying value of the purchase price and transaction costs associated with the business acquisitions of NMSI. Management will periodically evaluate whether certain circumstances may affect the estimated useful lives or the recoverability of the unamortized balance of the intangible asset using both objective and subjective factors. Objective factors include management’s best estimates of projected future earnings and cash flows and analysis of recent sales and earnings trends. Subjective factors include competitive analysis and the Company’s strategic focus.

NOTE I – DEBT/FINANCING

On February 27, 2004, the Company entered into a Secured Convertible Term Note (the Loan Agreement) with Laurus Master Fund, LTD., c/o Ironshore Corporate Services Ltd., Grand Cayman, Cayman Islands. The Loan Agreement provides for borrowings of two million dollars, together with any accrued and unpaid interest, to be paid on February 27, 2007, if not sooner paid. Interest payable on this Note shall accrue at a rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time, plus two percent (2%). Amortizing payments of the aggregate principal amount outstanding under this Loan Agreement at any time shall begin on September 1, 2004 and shall recur on the first calendar day of each succeeding month thereafter until the maturity date. Monthly payments shall be $33,333.00 and will be increased to $41,667.00 from April 1, 2005 through March 1, 2007.

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

On August 31, 2004, the Company entered into another Secured Convertible Term Note with Laurus Master Fund, LTD. in the amount of three million dollars which is convertible into shares of the Company’s common stock, $.001 par value per share at an initial fixed conversion price of $1.00 per share of common stock. Amortizing payments of the aggregate principal amount outstanding under this loan agreement of $8,333 began on March 1, 2005 and recur on the first calendar day of each succeeding month thereafter until the September 1, 2005. Monthly payments of principal are from October 1, 2005 through August 31, 2007, the Monthly Amortization will increase to $20,833.00.

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

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

September 30, 2005

NOTE I – DEBT/FINANCING (continued)

Also, on February 27, 2004, the Company entered into a Common Stock Purchase Warrant with Laurus Master Fund, LTD., that entitles Laurus Master Fund to purchase from the Company, from and after the Issue Date and at any time or from time to time before February 27, 2011, up to 500,000 fully paid and nonassessable shares of common stock, $.001 par value per share, at the applicable exercise price per share as follows:

(i)	a price of $1.25 –125% of the Fixed Conversion Price for the first 166,667 shares acquired,
(ii)	a price of $1.50 –125% of the Fixed Conversion Price for the next 166,667 shares acquired,
(iii)	a price of $1.75 –125% of the Fixed Conversion Price for any additional shares acquired.

All stock conversion prices and exercise prices are subject to adjustment for stock splits, stock dividends or similar events. In conjunction with the term loan, Laurus Master Fund was paid a fee of $105,000.

Of the $2,000,000 from Laurus Master Fund, $1,000,000 was used to repurchase 2,000 shares of Pipeline Data, Inc.’s preferred stock from Kevin and Nancy Weller.

On August 31, 2004, the Company entered into a Common Stock Purchase Warrant with Laurus Master Fund, LTD., that entitles Laurus Master Fund to purchase from the Company, from and after the Issue Date, and at any time or from time to time before August 31, 2011, up to 600,000 fully paid and nonassessable shares of common stock, $.001 par value per share, at the applicable exercise price per share as follows:

(i)	a price of $1.25 –125% of the Fixed Conversion Price for the first 200,000 shares acquired,
(ii)	a price of $1.50 –125% of the Fixed Conversion Price for the next 200,000 shares acquired,
(iii)	a price of $1.75 –125% of the Fixed Conversion Price for any additional shares acquired.

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

On September 30, 2005, we entered into a financing arrangement with CAMOFI Master LDC, an affiliate of Centrecourt Asset Management LLC. Under the arrangement, we issued CAMOFI Master LDC a $2,000,000 convertible note that will mature on September 30, 2008. The convertible note bears interest at an adjustable rate of Wall Street Journal Prime Rate plus two and one-half percent (2.5%). The note is convertible into registered shares of our common stock at a fixed conversion price of $1.10 per share. To secure the obligations under our CAMOFI Master LDC note, we entered into a security agreement, dated September 30, 2005, under which we granted to CAMOFI Master LDC a second priority security interest in our assets, which interest is junior to the security interest we previously issued to Laurus Master Fund Ltd. Assuming that we use proceeds from this offering to repay our outstanding debt to Laurus Master Fund Ltd., CAMOFI Master LDC will have a first priority security interest in all of our assets and in the assets of our subsidiaries. Pursuant to the financing arrangement, we issued CAMOFI Master LDC warrants to purchase 700,000 shares of our common stock. The warrants have a five year term and have an exercise price of $1.10 per share. The shares of our common stock underlying the CAMOFI Master LDC note and warrant are being registered for resale pursuant to the registration statement of which this prospectus is a part.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

September 30, 2005

NOTE J – MERCHANT PORTFOLIO AND RESIDUAL RIGHTS PURCHASE

During the period ended September 30, 2005, the following merchant portfolios were acquired using funds from the Laurus financing: On February 21, 2005, our subsidiary Pipeline Data Portfolio Acquisitions, Inc. purchased the Residual Rights from an aggregate 830 merchant accounts from CPS of New York, Inc. for the purchase price of $1,090,011 and on March 1, 2005, purchased 775 merchant accounts from Advanced Internet Services, LLC. for an aggregate purchase price of $589,589 plus 64,010 shares of our restricted common stock.

NOTE K – ACQUISITIONS

On October 7, 2005, and effective September 30, 2005, our wholly-owned subsidiary, Aircharge, Inc., acquired and merged with World Products, Inc. d.b.a. AIRCHARGE. The Company paid $200,000 in cash, $525,000 in convertible notes and 900,000 shares of common stock in exchange for all of the outstanding stock of World Products, Inc. The acquisition of World Products, Inc. was recorded under the purchase method with the purchase price primarily allocated to goodwill. Pursuant to the merger agreement with Aircharge, Pipeline Data Inc. acquired all the stock of Aircharge in exchange for:

•	Two Hundred Thousand ($200,000) Dollars in immediately negotiable funds.
•	A promissory note in the principal amount of Five Hundred Twenty-Five Thousand ($525,000) Dollars bearing interest at LIBOR, convertible into shares of our common stock at $1.50 per share.
•	Nine Hundred Thousand Shares (900,000) of our restricted common stock. The former Aircharge stockholders will be subject to a twelve month lock-up period commencing from the closing.
•	An additional Five Hundred Thousand Shares (500,000) of our restricted common stock may be issued subject to performance incentives.

NOTE L – SUBSEQUENT EVENTS

On March 16, 2005, Pipeline Data Inc. announced that it had signed a letter of intent to acquire Florida-based Charge.com. As of July 15, 2005, an agreement and plan of merger was entered into by and among Pipeline Data Inc., Charge.com, Inc. and Charge.com Acquisition, Inc. Under the terms of the agreement, Pipeline Data Inc. will purchase Charge.com for $7.5 million in cash, and $9 million in shares of Pipeline Data Inc.’s common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

This discussion contains forward looking statements relating to our future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by, and information currently known to, our management. The words “expects, intends, believes, anticipates, may, could, should, would” and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Overview

We are an integrated provider of merchant payment processing services and other related software products. We currently deliver credit and debit card-based payment processing solutions to over 15,000 small to medium-sized merchants who operate either in a physical “brick and mortar” business environment, over the Internet, or in mobile or wireless settings via cellular-based wireless devices. Our payment processing services enable merchants to process both traditional card-present, or “swipe,” transactions, as well as card-not-present transactions. A traditional card-present transaction, occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. Card-not-present transactions occur whenever the customer does not physically present a payment card at the point-of-sale and may occur over the Internet or by mail, fax or telephone.

Our primary customer base consists of small to medium-sized merchants. These merchants generally have a lower volume of credit card transactions, are difficult to identify and we believe have traditionally been underserved by credit card processors. We market and sell our services primarily through three lines of distribution: banks, ISOs and the Internet. We have contractual relationships with 54 banks, comprising over 420 bank branch locations, and with 48 credit unions that serve as referral sources for our products and services. We also have relationships with over 30 ISOs that act as a non-employee, external sales force in communities throughout the United States. We also market over the Internet, targeting small to medium-sized e-commerce businesses.

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

During the nine months ended September 30, 2005, we continued our growth by both acquiring new merchant accounts through our sales channels, through merchant portfolio acquisitions, and improved vendor pricing.

For the nine months ended September 30, 2005, we generated net revenues of $17,034,862 as compared to revenues of $11,122,193 for the nine months ended September 30, 2004. Our cost of goods and services sold aggregated $12,650,404 as compared to $8,950,902 for the nine months ended September 30, 2004, and yielded a gross profit of $4,384,458 as compared to $2,171,291 for the nine months ended September 30, 2004.

During the nine months ended September 30, 2005, the following merchant portfolios were acquired using funds from the Laurus Master Fund Ltd. financing: On February 21, 2005, our subsidiary, Pipeline Acquisitions, purchased the rights to receive recurring revenue payments from an aggregate of 830 merchant accounts from CPS of New York, Inc. for the purchase price of $1,090,011 and on March 1, 2005, purchased 775 merchant accounts from Advanced Internet Services, LLC for an aggregate purchase price of $589,589 plus 64,010 shares of our restricted common stock. These purchases are expected to produce a gross profit of approximately $70,000 per month.

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

Accounting for Goodwill and Intangible Assets. In July 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their useful lives. This Statement was effective for our 2003 fiscal year. However, goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the non-amortization and amortization provisions of this Statement. The adoption of SFAS 142 did not have an impact on our results of operations, financial position or cash flows.

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

Accounting for Stock-Based Compensation. In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options and showing pro forma disclosure only. This standard is effective as of January 2006 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. SFAS No. 123R permits public companies to adopt its requirements using one of three methods: the “modified prospective” method, the “modified retrospective” method to January 1, 2005, or the “modified retrospective” method to all prior years for which SFAS No. 123 was effective. We have not yet determined which adoption method to utilize. Further, we have not yet decided whether we will adopt the provisions of this standard on January 1, 2006 as required, or earlier, as allowed.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006. We are currently evaluating the effect that the adoption of SFAS 154 will have on our consolidated results of operations and financial condition, but we do not expect it to have a material impact.

As permitted by SFAS No. 123, we currently follow APB Opinion No. 25, which accounts for share-based payments to employees using the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R fair value method will have a significant impact on our consolidated results of operations, although it will have no impact on our cash flows. The exact impact of the adoption of SFAS No. 123R cannot be determined at this time because it will depend on the number of options issued during fiscal 2005 as well as the assumptions and valuation method used to measure compensation cost under the fair value method of accounting. The historical pro forma income statement impact may not be indicative of future results due to the uncertainty of the number of new option grants as well as the assumptions and valuation method used.

We do not have any of the following:

•	Off-balance sheet arrangements;

•	Certain trading activities that include non-exchange traded contracts accounted for at fair value; or

•	Relationships and transactions with persons or entities that derive benefits from any non-independent relationships other than related party transactions discussed herein.

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2005

PIPELINE DATA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended
	September 30, 2005	September 30, 2004
Revenue	$6,280,880	$4,172,339
Interchange	3,297,106	2,118,297
Cost of services sold	1,370,471	1,246,258
Cost of goods sold	21,612	29,270
Total Cost of Goods and Services Sold	4,689,189	3,393,825
Gross profit	1,591,691	778,514
Operating Expenses
Salaries and payroll costs	847,011	555,394
Selling, general and administrative	373,406	280,579
Depreciation and Amortization	30,416	10,664
Total operating Expenses	1,250,833	846,637
Net Income (loss) from operations	340,858	(68,123
Other income and expenses
Interest income	14,569	22,802
Interest expense	(173,869	(118,450
Total other income (expenses)	(159,300	(95,648
Income (loss) before income
Tax benefit	181,558	(163,771
Benefit from income taxes	103,270	0
Net Income (loss)	$284,828	$(163,771
Basic earnings (loss) per common share	$0.01	$(0.01
Diluted earnings (loss) per share	$0.01
Weighted average shares outstanding, basic	27,832,882	24,832,494
Diluted	31,471,474	N/A

Revenues.Revenues increased $2.1 million or 50.5% to $6.3 million in 2005 from $4.2 million in 2004. This increase was primarily attributable to our acquisition merchant account portfolios, our growth by acquiring new merchant accounts through our sales channels, and improved vendor pricing.

Interchange Expenses. Interchange expenses increased $1.2 million or 55.7% to $3.3 million in 2005 from $2.1 million in 2004. The increase was primarily attributable to increased charge volume from our merchant account portfolio acquisitions.

Other costs of goods and services sold. Other costs of goods and services sold increased $116,555 or 9.1% to $ 1,392,083 in 2005 compared to $ 1,275,528 in 2004.

Operating Expenses. Salaries and payroll related costs increased $291,617 or 52.5% to $847,011 in 2005 compared to $555,394 in 2004. Selling, general and administrative expenses increased $92,827 or 33.1% to $373,406 in 2005 compared to 280,579 in 2004. This increase was due primarily to personnel and facilities related to the establishment of our Alpharetta merchant processing center and increased customer support staff.

Other Expense. Other expense in 2005 primarily consisted of $173,869 in interest expense. This represents an increase of $55,419 or 46.8% from $118,450 in 2004 primarily due to an increase in interest expense resulting from increased borrowings to fund merchant portfolio acquisitions and working capital needs.

Income Tax. Income tax benefit increased to $103,270 in 2005 from $0.00 in 2004 due to an increase in taxable income and the utilization of previously unrecognized net operating loss carryforwards which has resulted in a favorable impact on the effective tax rate and a reduction to the valuation allowance applied to net deferred tax assets.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

PIPELINE DATA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	For the nine months ended September 30,
	2005 (Unaudited)	2004 (Unaudited)
Revenue	$17,034,862	$11,122,193
Interchange	8,649,552	5,646,737
Cost of services sold	3,915,070	3,175,660
Cost of goods sold	85,782	128,505
Total cost of goods and services sold	12,650,404	8,950,902
Gross profit	4,384,458	2,171,291
Operating Expenses
Salaries and payroll cost	2,488,797	1,299,008
Selling, general and administrative	1,113,990	703,333
Depreciation and amortization	81,743	29,346
Total operating Expenses	3,684,530	2,031,687
Net (loss) from operations	699,928	139,604
Other income and expenses
Interest and other income	52,574	40,095
Interest expense	(495,762)	(230,625)
Total other income (expenses)	(443,188)	(190,530)
Income (loss) before income
Tax benefit	256,740	(50,926)
Benefit from income taxes	253,771	0
Net income (loss)	$510,511	$(50,926)

Revenues. Revenues increased $5.9 million or 53.1% to $17.0 million in 2005 from $11.1 million in 2004. This increase was primarily attributable to our acquisition of merchant account portfolios, our growth by acquiring new merchant accounts through our sales channels, and improved vendor pricing.

Interchange Expenses. Interchange expenses increased $3.0 million or 53.2% to $8.6 million in 2005 from $3.2 million in 2004. The increase was primarily attributable to increased charge volume from our merchant account portfolio acquisitions.

Other costs of goods and services sold. Other costs of goods and services sold increased $696,687 or 21.1% to $ 4,000,852 in 2005 compared to $ 3,304,165 in 2004.

Operating Expenses. Salaries and payroll related costs increased $1,189,789 or 91.59% to $2,488,797 in 2005 compared to $1,299,008 in 2004. Selling, general and administrative expenses increased $410,657 or 58.4% to $1,113,990 in 2005 compared to 703,333 in 2004. This increase was due primarily to personnel and facilities related to the establishment of our Alpharetta merchant processing center and increased customer support staff.

Other Expense. Other expense in 2005 primarily consisted of $495,762 in interest expense. This represents an increase of $265,137 or 115.0% from $230,625 in 2004 primarily due to an increase in interest expense resulting from increased borrowings to fund merchant portfolio acquisitions and working capital needs.

Income Tax. Income tax benefit increased to $253,771 in 2005 from $0.00 in 2004 due to an increase in taxable income and the utilization of previously unrecognized net operating loss carryforwards which has resulted in a favorable impact on the effective tax rate and a reduction to the valuation allowance applied to net deferred tax assets.

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

Liquidity and Capital Resources

In accordance with our external growth strategy, we have identified the small to medium-sized merchant segment of the payment processing market as one containing possible acquisition targets for us. This business segment is serviced by many independent service organizations that lack the resources to generate sufficient scale in this underserved market. We believe opportunities exist for us to purchase these businesses or their portfolios when, among other things, their resources begin to limit their ability to continue to grow independently. We decided to access financing to take advantage of acquisition opportunities. On February 27, 2004, we entered into a series of financing arrangements with Laurus Master Fund, Ltd. to provide our company with convertible debt financing. Under the arrangement, we issued Laurus Master Fund, Ltd. a total of $6,000,000 in secured convertible notes as follows; a $2,000,000 secured convertible note on February 27, 2004, a $1,000,000 secured convertible note on June 16, 2004, and a $3,000,000 secured convertible note on August 31, 2004. These secured convertible term notes mature on February 27, 2007, June 16, 2007 and August 31, 2007, respectively, and bear interest at an adjustable rate of Wall Street Journal Prime Rate plus two percent (2.0%), commencing at six percent (6.0%) per annum. Convertible notes in the principal amount of $5,000,000 are convertible into registered shares of our common stock at a fixed conversion price of $1.00 per share. Convertible notes in the principal amount of $1,000,000 are convertible into registered shares of our common stock at a fixed conversion price of $1.20 per share. We granted to Laurus Master Fund, Ltd. a first priority security interest in our assets to secure the obligations under the notes pursuant to security agreements dated February 27, 2004, June 16, 2004 and August 31, 2004. On September 30, we entered into a financing arrangement with CAMOFI Master LDC to provide our company with a three year convertible debt financing in the principal amount of $2,000,000, bearing interest at an adjustable rate of Wall Street Journal Prime Rate plus two and one-half percent (2.5%), commencing at nine and one-quarter percent (9.25%) per annum. In addition we granted to CAMOFI Master LDC a second priority security interest in our assets, which is junior to the security interest we previously issued to Laurus Master Fund Ltd. In addition CAMOFI Master LDC was granted 700,000 options currently exercisable at $1.10 per share.

We increased our cash and cash equivalents to $2,132,476 at September 30, 2005 from a balance of $693,852 as of December 31, 2004. On September 30, 2005, we received $2,000,000 in gross proceeds from the issuance of $2,000,000 of

Senior Subordinated Convertible Notes bearing interest at prime plus 2½% and warrants to purchase 700,000 shares of common stock.

Operating activities

Net cash provided by operating activities was $760,337 for the nine months ended September 30, 2005. Net income of $510,511, depreciation and amortization of $81,743 and the issuance of $1,187,700 of common stock for services, debt, portfolio acquisition, was further adjusted by a use of cash for changes in operating assets and liabilities of $62,843. The change in operating assets and liabilities was primarily caused by an increase in accounts receivable related our merchant portfolio growth and in tax liabilities and other short term liabilities.

Net cash used by operating activities was $172,518 for the 9 months ended September 30, 2004. Net loss of $50,926, depreciation and amortization of $29,346 and the issuance of $255,443 of common stock for services, debt, portfolio acquisition, was further adjusted by a use of cash for changes in operating assets and liabilities of $741,447. The change in operating assets and liabilities was primarily caused by an increase in accounts receivable related our merchant portfolio growth, an increase in notes receivable and decreases in tax liabilities and other short term liabilities.

Investing activities

Net cash used in investing activities was $2,622,111 for the nine months ended September 30, 2005. Net cash used by investing activities included, $1,738,645 which was invested in purchasing merchant portfolios, and $282,138 related to new furniture, computer equipment and software and $200,000 related to the acquisition of World Products, Inc. (d.b.a. Aircharge) We expect to continue to engage in capital spending in the ordinary course of business.

Net cash used in investing activities was $1,348,913 for the nine months ended September 30, 2004. Net cash used by investing activities included $758,597 which was invested in purchasing merchant portfolios and an additional $428,147 used in debt issuance related costs related primarily to Laurus Master Fund Ltd borrowing.

Financing activities

Net cash provided by financing activities was $3,300,398 for the nine months ended September 30, 2005. This was the result of the release of $1,945,807 of restricted cash under the Laurus Master Fund, Ltd. financing. An additional $82,045 was provided by lease financing for network upgrades and office furniture and equipment expansions. In addition, $727,454 of such amount was used for loan principal and lease obligations repayments. Cash in the amount of $2,000,000 was provided from a convertible note issued to CAMOFI Master LDC.

Net cash provided by financing activities was $5,356,937 for the nine months ended September 30, 2004. This was the result of an increase in 8% convertible notes of $289,400 as well as the receipt of $6,000,000 of proceeds from convertible notes issued to Laurus Master Fund, Ltd. Of such amount, $1,000,000 was used to purchase and retire 2,000 shares of preferred stock issued in our acquisition of NMSI.

As of December 31, 2004, we had notes, capital lease obligations, and convertible debt outstanding of $5,756,734 owed to officers, directors and third parties. Of such amount, $6,565,424 is convertible into 13,905,015 shares of our common stock at conversion prices ranging from $0.35 to $1.20 per share. The notes mature between June 2004 and August 2007. $739,204 of the debt issued as of December 31, 2004 have 33% warrant coverage at conversion prices ranging from $.35 to $1.00 per share. Our weighted average interest rate was approximately 5% as of December 31, 2004 excluding amortization of finance costs.

As of September 30, 2005, we had notes, capital lease obligations, and convertible debt outstanding of $7,378,325 consisting of $4,247,350 in long term debt and $878,552 in short term debt, owed to Laurus Master Fund, Ltd and $0.00 owed to officers and directors and $605,975 owed to third parties. With respect to our long term debt outstanding of $ 7,378,325, $5,503,096 is convertible into shares of our common stock at conversion prices ranging from $0.35 to $1.20 per share. The notes mature between June 2005 and September 2008

As of September 30, 2005, we had issued $481,204 in convertible debt. The outstanding notes have a two- year term, accrue interest at an annual interest rate of 8% and have 33% warrant coverage at conversion prices ranging from $.35 to $1.00 per share. During the first nine months of 2005, we continued to be funded in part through a net increase in lease financing of $127,771, as well as the exercise of warrants by the holders of 8% convertible notes which resulted in proceeds of $120,023.

As of September 30, 2005, we received $2,000,000 in gross proceeds from the issuance of $2.0 million of Senior Subordinated Convertible Notes bearing interest at prime plus 2½% and warrants to purchase 700,000 shares of common stock.

As of September 30, 2005, we issued $525,000 of convertible notes bearing interest at the LIBOR (London Interbank Offer Rate) rate per annum for deposits in US dollars for a period of 30 days to the former stockholders of World Products, Inc. (d.b.a. Aircharge) as a part of the amount exchanged for their shares of World Products, Inc. common stock.

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

On November 1, 2000, we loaned $200,000 to Accu-Search Inc., a New Jersey corporation. The loan was evidenced by Accu-Search, Inc.’s promissory note that accrues interest at the rate of 12% annually. The principal amount of the promissory note together with accrued interest was due and payable on December 31, 2001.

On March 14, 2002, we agreed with Accu-Search to convert the $200,000 note (with interest, totaling $224,000) into preferred stock of Accu-Search. Accu-Search also paid an upfront payment of $4,000 in cash. In addition, Accu-Search will provide us two years for web access to Accu-Search’s on-line data and map system. During 2004, we received $55,407 from Accu-Search representing the redemption of 5,746 shares of Accu-Search preferred stock in the amount of $34,508 and interest payments of $20,899. On December 16, 2004, the remaining 25,656 shares of Accu-Search were converted to cash upon Accu-Search’s merger into a wholly owned subsidiary of Datatrace Information Services LLC. Accu-Search shares outstanding as of the merger date were automatically converted to a right to receive cash in the amount of $106,191.

Our management believes that it will be able to fund our operations for at least the next 12 months through the use of the proceeds of the recent convertible debt issuance, as well as our present cash position and the continuation of revenue producing activities by our operating subsidiaries. Our management may need to seek further capital through exercise of our warrants or by other capital raising needs in order to continue our growth.

Management’s Review of Company Progress

For the nine months ended September 30, 2005, we achieved record quarterly financial growth in four key areas: gross revenue, gross profit, net profit and EBITDA, due to our continuing sales initiatives, the success of Pipeline Data Processing “PDP” and the receipt of the full impact of portfolio purchases made in the first quarter of 2005. We continued, and expect to continue in the future, our efforts to eliminate non-recurring expenses and non-cash charges, such as payment in stock for services rendered to us.

Gross revenue for the three months ended September 30, 2005 grew 50.5% to $6,280,880 from $4,172,339 for the three months ended September 30, 2004. For the nine month period ended September 30, 2005, gross revenue grew 53.2% to $17,034,862 from $11,122,193 for the first nine months in 2004.

Gross profit for the three months ended September 30, 2005 grew 104.5% to $1,591,691 from $778,514 for the three months ended September 30, 2004 and 101.9% from $2,171,291 for the nine months ended September 30, 2004 to $4,384,458 for the nine months ended September 30, 2005. Net profit was $284,828 for the three months ended September 30, 2005 as compared to a net loss of $163,771 for the three months ended September 30, 2004. Net profit for the nine month period ended September 30, 2005 grew to $510,511 from a net loss of $50,926 for the same period in 2004.

Despite posting record revenue for the quarter, gross revenue results were hampered by the effects of Hurricane Katrina. Specifically, several of our major hotel merchants in New Orleans and vicinity were forced to suspend operations during the period, and some may still be non-operational, resulting in a decrease in top line revenue but with a less discernable impact on net income.

Our EBITDA, which means our earnings before interest, taxes, depreciation and amortization, for the three months ended September 30, 2005 was $385,843 as compared with negative $32,827 for the same period in 2004. For the nine months ended September 30, 2005, EBITDA was $834,246 compared to $214,478 for the nine months ended September 30, 2004.

Gross margin increased to 25.3% for the three months ended September 30, 2005 compared to 18.7% for the three months ended September 30, 2004. In addition, gross margin for the nine months ended September 30, 2005 grew to 25.7% from 19.5% for the nine months ended September 30, 2004. Management believes that as a result of our internal efficiencies and superior contract pricing, our gross profit margin will remain higher than industry averages.

As of September 30, 2005, we serviced more than 15,000 accounts. We believe that our results for the three months ended September 30, 2005 validate management’s decisions made in 2004 regarding the direction of our business and the utilization of our assets. In May 2004, we hired Kevin Smith, the former Concord EFS (NYSE:FDC) senior vice president as our chief operating officer and president of our wholesale division, PDP. Mr. Smith’s primary objectives for PDP were and remain to grow the number of merchant accounts we service and to enhance profit margins by increasing operating efficiencies and reducing costs. PDP is now a fully functioning, state-of-the-art facility able to administer increasing numbers of new merchant account applications. It is now processing more than 600 new merchant applications monthly.

As a result of our increased volume in merchant accounts processed, we were able to renegotiate more favorable vendor pricing. The more favorable pricing enhances our profit margin and, we believe, puts us in a highly competitive marketing position.

Prior to the creation of the PDP division, our Dallas location served as the company’s technology and data center. Once PDP became operational in September 2004, the decision was made to gradually migrate all technology functions to the new facility. We accomplished this goal in July 2005 and the Dallas location was formally closed. In addition to the cost savings we will realize, we expect that centralizing operations will enable us to eliminate redundancies and achieve better operating efficiencies.

In April, 2005 we relocated our headquarters to Quincy, Massachusetts. The facility is suitable for our current operations, and we believe our new executive and sales offices allow for adequate expansion of our e-commerce sales and other sales-based initiatives.

On July 19, 2005, our subsidiary entered into a merger agreement to acquire Charge.com, an industry leader in merchant account acquiring. We are currently proceeding towards closing the Charge.com acquisition. Pursuant to the merger agreement, we are processing one-third of the new accounts generated by Charge.com, with another third currently being implemented as of September 30, 2005. These accounts are being serviced at our PDP facility and utilize our proprietary SecurePay payment gateway. We foresee that the use of our systems at our favorable rates will enable the Charge.com accounts to generate higher gross margin than previously achieved, as is the case with the Charge.com accounts we currently service. We believe that upon completion of the Charge.com acquisition, we will increase profitability of the newly acquired entity by: (a) relying on our favorable vendor contracts, (b) utilizing our proprietary gateway and Alpharetta infrastructure and (c) employing our sales force to develop Charge.com’s excess lead capacity, which we believe has, to date, remained untapped by the Charge.com marketing force.

We consider the acquisition of Charge.com complementary to our business. Through the placement of Charge.com’s new merchant accounts, approximately 500 per month as of December 31, 2005, onto our system, higher transaction volume should result in increased economies of scale for our wholesale processing division and increased profit margin for our company as a whole. We believe that monthly merchant gateway revenue, which was previously outsourced, should provide us with another source of incremental revenue. We expect to benefit from Charge.com’s e-commerce marketing expertise and excess lead capacity to enhance our merchant account volume.

On September 27, 2005, we submitted an application to list our securities on the American Stock Exchange, and have requested the symbol “PPD”. Currently, our common stock is trading on the OTCBB under the symbol PPDA. The company’s listing application is subject to review by the American Stock Exchange, which has sole discretion in determining its acceptance. Unless and until the application is accepted, the company’s shares will continue to trade on the OTCBB.

On September 30, 2005, we entered into a financing arrangement with CAMOFI Master LDC, an affiliate of Centrecourt Asset Management LLC. Under the arrangement, we issued CAMOFI Master LDC a $2,000,000 convertible note that will mature on September 30, 2008. The convertible note bears interest at an adjustable rate of Wall Street Journal Prime Rate plus two and one-half percent (2.5%). The note is convertible into registered shares of our common stock at the current fixed conversion price of $1.10 per share on a pre-split basis. To secure the obligations under our CAMOFI Master LDC note, we entered into a security agreement, dated September 30, 2005, under which we granted to CAMOFI Master LDC a second priority security interest in our assets, which interest is junior to the security interest we previously issued to Laurus Master Fund Ltd. Pursuant to the financing arrangement, we issued CAMOFI Master LDC warrants to purchase 700,000 shares of our common stock. The warrants have a five year term and have an exercise price of $1.10 per share on a pre-split basis. The financial arrangement provides for funds that are designated, in part, for the acquisition of merchant portfolios that management believes will be accretive to revenue growth.

On October 1, 2005, Jim Plappert joined our company and was named Chief Marketing Officer and Vice President of Business Development. Mr. Plappert brings extensive experience in electronic payment processing to his position with Pipeline Data. In addition to serving as Senior Vice President of National Processing Company, which was acquired by Bank of America in 2004 for $1.4 billion, Mr. Plappert has held executive level positions with First American Payment Systems and Financial Alliance Processing Services. He is past president of the Electronic Transactions Association, the leading international trade association representing companies that offer electronic transaction products and services. With Pipeline, Mr. Plappert will oversee specialized vertical market opportunities, such as Aircharge, and will gradually focus on sales and marketing initiatives company-wide.

On October 7, 2005, and effective September 30, 2005, our wholly-owned subsidiary, Aircharge, Inc., acquired World Products, Inc. d.b.a. AIRCHARGE, one of the first companies to deploy a cellular phone-based credit card acceptance solution for mobile business merchants. Aircharge was founded in 1999 and provides wireless payment products and value-added services to the credit card and check-processing marketplace. Aircharge was recently selected by Sprint Nextel Corp. (NYSE:S) as a national “Industry Solutions Partner” to provide credit card acceptance solutions to business customers. Aircharge currently offers payment processing solutions, credit card processing and wireless check conversion on all Nextel Java-enabled phones. A multimedia presentation of Aircharge and the Nextel compatible devices can be viewed at www.aircharge.com . In addition, Aircharge has recently broadened its product offerings to include a device that will enable the company to operate on several new wireless carriers. Pursuant to our merger agreement with Aircharge, we acquired all the stock of Aircharge in exchange for:

•	Two Hundred Thousand ($200,000) Dollars in immediately negotiable funds,
•	A promissory note in the principal amount of Five Hundred Twenty-Five Thousand ($525,000) Dollars bearing interest at LIBOR, convertible into shares of our common stock at $1.50 per share,
•

Nine Hundred Thousand Shares (900,000) of our restricted common stock. The former Aircharge stockholders will be subject to a twelve (12) month lock-up period commencing from the closing of this offering,

•	An additional Nine Hundred Thousand Shares (900,000) of our restricted common stock may be issued subject to performance incentives.

On November 3, 2005, we announced that we will be holding our 2005 Annual Meeting of Stockholders at 2:00 pm EST on November 28, 2005 at our corporate offices located at 1515 Hancock Street, Suite 301, Hancock Plaza, Quincy, Massachusetts. The meeting will be held for the purposes of electing seven (7) members of the Board of Directors to serve until the 2006 Annual Meeting of Stockholders, to approve an eight for one reverse stock split of the company’s issued and outstanding common stock ($.001 par value), to approve the adoption of the company’s 2005 Stock Option Plan, to ratify the appointment of Drakeford & Drakeford, LLC as the company’s independent auditors for the fiscal year ending December 31, 2005 and to transact such other business as may properly be brought before the Meeting or any adjournment thereof.

On November 9, 2005, we filed a Form SB-2 registration statement with the SEC for a stock offering valued at $24 million. We intend to use the estimated net proceeds from this offering as follows:

•	Eight Million Five Hundred Thousand ($8,500,000) Dollars as partial consideration for the acquisition of Charge.com and related expenses associated with such acquisition,
•	repay Seven Million Two Hundred Fifty Thousand ($7,250,000) Dollars, we owe to Laurus Master Fund, Ltd.; and
•	working capital.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We transact business with merchants exclusively in the United States and receive payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

Our interest expense is sensitive to changes in the general level of interest rates in the United States, because a majority of our indebtedness is at variable rates. At September 30, 2005, $7,125,872 of our outstanding indebtedness was at variable interest rates based on the Prime Rate as reported in the Wall Street Journal. A rise in the Prime Rate of one percentage point would result in additional annual interest expense of $71,259. At September 30, 2005, $525,000 of our outstanding indebtedness was at variable interest rates based on LIBOR. A rise in LIBOR rates of one percentage point would result in additional annual interest expense of $5,250.

We do not hold derivative financial or commodity instruments, nor engage in any foreign currency denominated transactions, and all of our cash and cash equivalents are held in money market and checking funds.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Corporate Executive Committee (“CEC”) and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEC and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2005.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

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

PIPELINE DATA INC.

(Registrant)

By:	/s/ MacAllister Smith	By:	/s/ Donald Gruneisen
Name:	MacAllister Smith	Name:	Donald Gruneisen
Title:	Chief Executive Officer and President	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 15, 2005

CERTIFICATIONS

I, MacAllister Smith, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Pipeline Data, Inc;
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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 15, 2005

By:	/s/ MacAllister Smith
Name:	MacAllister Smith
Title:	Chief Executive Officer, President

I, Donald Grunseisen, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Pipeline Data, Inc.;
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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process,summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 15, 2005

By:	/s/ Donald Grunseisen
Name:	Donald Grunseisen
Title:	Chief Financial Officer

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Pipeline Data Inc., a Delaware corporation (the “Company”), on Form 10-Q for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission (the “Report”), MacAllister Smith, Chief Executive Officer of the Company and , Donald Grunseisen Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to his knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:	/s/ MacAllister Smith	By:	/s/ Donald Gruneisen
Name:	MacAllister Smith	Name:	Donald Gruneisen
Title:	Chief Executive Officer and President	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 15, 2005

[A signed original of this written statement required by Section 906 has been provided to Pipeline Data Inc. and will be retained by Pipeline Data Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]