Form 10QSB/A
period 2005-03-31
PIPELINE DATA INC
filed 2005-12-12
CIK 1086533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

PIPELINE DATA INC.

Form 10-QSBA

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at December 8, 2005
Common Stock, $0.001 par value	29,153,154

PIPELINE DATA INC.

MARCH 31, 2005 QUARTERLY REPORT ON FORM 10-QSBA

EXPLANATORY NOTE

This Amendment No. 2 ("Amendment No. 2") to the Quarterly Report on Form 10-QSB of Pipeline Data Inc. (the "Company") for the quarter year ended March 31, 2005, as filed with the Securities and Exchange Commission on May 16, 2005 (the "Original Form 10-QSB"), amends and restates in its entirety the Certifications of Chief Executive Officer and the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Original Form 10-QSB.

Such Certifications have been amended solely to reflect required language pursuant to Exhibit 31 of Item 601 of Regulation SK.

This Amendment No. 2 does not reflect events occurring after the filing of the Original Form 10-QSB, or otherwise modify or update the disclosures contained in the Original Form 10-QSB in any way other than as required to reflect the amendment set forth above. The filing of this Amendment No. 1 shall not be deemed an admission that the Original Form 10-QSB, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Exhibit 32 filed with Original Form 10-QSB.

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

Date: December 12, 2005

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation (the “Evaluation Date”); and

c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

December 12, 2005

By:	/s/ MacAllister Smith
Name:	MacAllister Smith
Title:	Chief Executive Officer, President

I, Donald Grunseisen, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Pipeline Data, Inc;
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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation (the “Evaluation Date”); and

c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

December 12, 2005

By:	/s/ Donald Grunseisen
Name:	Donald Grunseisen
Title:	Chief Financial Officer