Form 10QSB/A
period 2005-06-30
PIPELINE DATA INC
filed 2005-12-12
CIK 1086533

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

PIPELINE DATA INC.

JUNE 30, 2005 QUARTERLY REPORT ON FORM 10-QSBA

EXPLANATORY NOTE

This Amendment No. 1 ("Amendment No. 1") to the Quarterly Report on Form 10-QSB of Pipeline Data Inc. (the "Company") for the quarter year ended June 30, 2005, as filed with the Securities and Exchange Commission on August 15, 2005 (the "Original Form 10-QSB"), amends and restates in its entirety the Certifications of Chief Executive Officer and the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Original Form 10-QSB.

Such Certifications have been amended solely to reflect required language pursuant to Exhibit 31 of Item 601 of Regulation SK.

This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-QSB, or otherwise modify or update the disclosures contained in the Original Form 10-QSB in any way other than as required to reflect the amendment set forth above. The filing of this Amendment No. 1 shall not be deemed an admission that the Original Form 10-QSB, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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