Form 10QSB/A
period 2005-09-30
PIPELINE DATA INC
filed 2005-12-12
CIK 1086533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

PIPELINE DATA INC.

Form 10-QSBA

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarter ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at December 1, 2005
Common Stock, $0.001 par value	29,153,154

PIPELINE DATA INC.

SEPTEMBER 30, 2005 QUARTERLY REPORT ON FORM 10-QSBA

EXPLANATORY NOTE

This Amendment No. 1 ("Amendment No. 1") to the Quarterly Report on Form 10-QSB of Pipeline Data Inc. (the "Company") for the quarter year ended September 30, 2005, as filed with the Securities and Exchange Commission on November 16, 2005 (the "Original Form 10-QSB"), amends and restates in its entirety the Certifications of Chief Executive Officer and the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Original Form 10-QSB.

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