Form 10QSB/A
period 2005-03-31
PIPELINE DATA INC
filed 2006-01-09
CIK 1086533

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

This Amendment No. 3 ("Amendment No. 3") to the Quarterly Report on Form 10-QSB of Pipeline Data Inc. (the "Company") for the quarter year ended March 31, 2005, as filed with the Securities and Exchange Commission on May 16, 2005 (the "Original Form 10-QSB"), amends and restates in its entirety the Certifications of Chief Executive Officer and the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Original Form 10-QSB. We initially filed amendment No. 2 to include only the certification. At the request of the Securities and Exchange Commission, we have filed the original 10QSB in its entirety along with the amended certification language.


Such Certifications have been amended solely to reflect required language pursuant to Exhibit 31 of Item 601 of Regulation SK.

This Amendment No. 3 does not reflect events occurring after the filing of the Original Form 10-QSB, or otherwise modify or update the disclosures contained in the Original Form 10-QSB in any way other than as required to reflect the amendment set forth above. The filing of this Amendment No. 1 shall not be deemed an admission that the Original Form 10-QSB, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

Item 6 Exhibits and Reports on Form 8-K ......................................29

SIGNATURES....................................................................30

            QUARTERLY REPORT ON FORM 10QSB/A FOR PIPELINE DATA INC.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSBA for the quarter ended March 31, 2005 discusses financial projections, information or expectations about the products or markets of our company, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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


/S/Drakeford & Drakeford, LLC
- -------------------------------------

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

Critical Accounting Policies and Estimates
- -------------------------------------------

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

Results of Operations for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.
- ----------------------------------------------------------------------

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

Liquidity and Capital Resources
- -------------------------------
Working Capital, Debt and Liquidity.
- ------------------------------------

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

Date: January 9, 2006

                                    Pipeline Data, Inc..
                                    -----------------------------------------
                                  (Registrant)



                                    /s/ MacAllister Smith
                                    -----------------------------------------
                                    MacAllister Smith
                                    President



                                    /s/ Donald Grunseisen
                                    -----------------------------------------
                                    Donald Grunseisen
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, MacAllister Smith, certify that:

     1. I have reviewed this quarterly report on Form 10-QSBA of Pipeline Data, Inc;

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

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation (the "Evaluation Date"); and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

January 9, 2006
                                              /s/ MacAllister Smith
                                              ----------------------------------
                                              MacAllister Smith
                                              President

I, Donald Grunseisen, certify that:

     1. I have reviewed this quarterly report on Form 10-QSBA of Pipeline Data, Inc;

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

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation (the "Evaluation Date"); and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


January 9, 2006
                                             /s/ Donald Grunseisen
                                              ----------------------------------
                                              Donald Grunseisen
                                              Chief Financial Officer

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

/s/ MacAllister Smith
    -----------------

MacAllister Smith

Chief Executive Officer

January 9, 2006


/s/ Donald Grunseisen
    -----------------

Donald Grunseisen

Chief Financial Officer

January 9, 2006

     [A signed original of this written statement required by Section 906 has been provided to Pipeline Data Inc. and will be retained by Pipeline Data Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]