Form 10QSB/A
period 2005-06-30
PIPELINE DATA INC
filed 2006-01-09
CIK 1086533

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

This Amendment No. 2 ("Amendment No. 2") to the Quarterly Report on Form 10-QSB of Pipeline Data Inc. (the "Company") for the quarter year ended June 30, 2005, as filed with the Securities and Exchange Commission on August 15, 2005 (the "Original Form 10-QSB"), amends and restates in its entirety the Certifications of Chief Executive Officer and the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Original Form 10-QSB. We initially filed amendment No. 1 to include only the certification. At the request of the Securities and Exchange Commission, we have filed the original 10QSB in its entirety along with the amended certification language.

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

PIPELINE DATA INC.
JUNE 30, 2005 QUARTERLY REPORT ON FORM 10-QSBA
TABLE OF CONTENTS Page Number

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

            QUARTERLY REPORT ON FORM 10QSBA FOR PIPELINE DATA INC.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSBA for the quarter ended June 30, 2005 discusses financial projections, information or expectations about the products or markets of our company, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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



/S/Drakeford & Drakeford, LLC
--------------------------------------

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

     4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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


January 9, 2006
                                             /s/ Donald Grunseisen
                                              ----------------------------------
                                              Donald Grunseisen
                                              Chief Financial Officer

                           CERTIFICATIONS PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

     In connection with the Quarterly Report of Pipeline Data Inc., a Delaware corporation (the "Company"), on Form 10-QSB/A for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission (the "Report"), MacAllister Smith, Chief Executive Officer of the Company and , Donald Grunseisen Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.
1350), that to his knowledge:

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