Form 10QSB/A
period 2005-09-30
PIPELINE DATA INC
filed 2006-01-09
CIK 1086533

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at January 6, 2006
Common Stock, $0.001 par value	29,153,154

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

This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-QSB, or otherwise modify or update the disclosures contained in the Original Form 10-QSB in any way other than as required to reflect the amendment set forth above. The filing of this Amendment No. 2 shall not be deemed an admission that the Original Form 10-QSB, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PIPELINE DATA INC.

SEPTEMBER 30, 2005 QUARTERLY REPORT ON FORM 10-QSBA

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

Date: January 9, 2006

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

January 9, 2006

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

January 9, 2006

By:	/s/ Donald Grunseisen
Name:	Donald Grunseisen
Title:	Chief Financial Officer

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Pipeline Data Inc., a Delaware corporation (the “Company”), on Form 10-QSBA for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission (the “Report”), MacAllister Smith, Chief Executive Officer of the Company and , Donald Grunseisen Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to his knowledge:

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