Form 10KSB
period 2005-12-31
PIPELINE DATA INC
filed 2006-04-04
CIK 1086533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

PIPELINE DATA INC.

Form 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Delaware	13-3953764
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1515 Hancock Street, Suite 301, Hancock Plaza,

Quincy, Massachusetts 02169-5243

(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (617) 405-2600

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB

or any amendment to this Form 10-KSB. |X|

State issuer’s revenues for its most recent fiscal year. $24,097,575

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of December 31, 2005, there were 38,594,070 shares of the registrant’s common stock, par value $0.001 issued and outstanding. As of March 21, 2006, the market value of securities held by non-affiliates is $11,800,530 based on the average of the high and low bid prices as reported by Yahoo.com. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 39,687,537 shares of common stock, par value $0.001, as of March 21, 2006

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes |_|; No |X|

TABLE OF CONTENTS

Item Number and Caption

PART I

ITEM 1. Business

ITEM 2. Properties

ITEM 3. Legal Proceedings

ITEM 4. Submission of Matters to a Vote of Security Holders

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters

ITEM 6. Management’s Discussion and Analysis of Financial Condition and
Results of Operations

ITEM 7. Financial Statements

ITEM 8. Changes in and Disagreements with Accountants on
Accounting and Financial Matters

PART III

ITEM 9. Directors and Executive Officers

ITEM 10. Executive Compensation

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

ITEM 12. Certain Relationships and Related Transactions

ITEM 13. Exhibits

ITEM 14. Principal Accountant Fees and Services

ANNUAL REPORT ON FORM 10KSB FOR PIPELINE DATA INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Annual Report on Form 10-KSB for the year ended December 31, 2005 discusses financial projections, information or expectations about the products or markets of our company, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Annual Report, in “Management’s Discussion and Analysis”. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report. When considering such forward-looking statements, readers should keep in mind the risks referenced above and the other cautionary statements in this Annual Report.

PART I

Item 1. Business.

BUSINESS

Overview of our Business and our Development

We are an integrated provider of merchant payment processing services and related software products. We deliver credit and debit card-based payment processing solutions primarily to small to medium-sized merchants who operate either in a physical “brick and mortar” business environment, over the Internet, or in mobile or wireless settings via cellular-based wireless devices. We also target new customers for our mobile wireless transaction processing and municipal payment processing services. As of December 31, 2005, we provided our services to approximately 23,000 active merchants located throughout the United States. We believe our experience and knowledge in providing payment processing services to small to medium-sized merchants gives us the ability to effectively evaluate and manage the payment processing needs and risks that are specific to small businesses. We were formed as a Delaware corporation in June 1997, and we currently operate through several wholly owned subsidiaries:

•	SecurePay, which we acquired in March 2002;
•	Northern Merchant Services, Inc., which we refer to herein as NMSI, amd which we acquired in August 2002;
•	Pipeline Data Process, Inc., which we refer to herein as PDP;
•	Pipeline Data Portfolio Acquisitions, Inc, which we refer to herein as Pipeline Acquisitions;
•	Aircharge, Inc., which we refer to herein as Aircharge and which we acquired effective September 30, 2005; and
•	Charge.com, Inc., which we refer to herein as Charge, and that we acquired on December 19, 2005.

On January 12, 2006, our stockholders approved a reverse stock split; however, the reverse stock split has not yet been implemented. Readers should note that unless otherwise indicated all share information in this Business section is presented on a pre-reverse stock split basis. Readers should also note that when we use the term “recurring revenue payments” herein, we do not mean to imply that such revenue payments are guaranteed, but rather that services for which payments are made are provided continually over a period of time, as opposed to on a one-time basis, and, thus, we seek monthly recurring payments therefor.

Small to medium-sized merchants generally have a lower volume of credit card transactions, are difficult to identify and have traditionally been underserved by credit card processors. We expect the small to medium-sized merchants we target to increasingly accept and benefit from the increased usage of card-based payment systems. According to the Nilson Report, there are approximately 4.9 million merchants in the United States, representing 6.1 million locations. The Nilson Report forecasts that purchase volume by U.S. consumers using Visa credit cards will increase 63% from 2003 to 2008 and that purchase volume by U.S. consumers using MasterCard will increase 46% from 2003 to 2008. The Federal Services Policy Committee of the Federal Reserve System reported that for the first time in United States history, electronic payment transactions (44.5 billion) exceeded the number of check transactions (36.7 billion) in 2003. This expected shift in electronic payment reflects the expanding role of technology and its impact on consumer spending within retail, financial and banking businesses that is likely to continue for the foreseeable future. As a result, many small to medium-sized businesses are seeking, and we expect many new small to medium-sized businesses to seek, to provide customers with the ability to pay for merchandise and services using credit or debit cards, including those in industries that have historically accepted cash and checks as the only forms of payment for their merchandise and services.

Our historic and continuing strategy is to grow our company by aggressively growing the number of merchant accounts serviced and by creating a processing and servicing operation that is efficient and scalable. We believe this will allow us to more easily expand our operations without significantly increasing our fixed costs. We also intend to grow the number of accounts we service through a combination of external acquisitions and internal sales efforts. We have created an efficient and scalable processing and servicing operation by employing talented team members, utilizing state-of-the-art technology and differentiating between what should be serviced in house and what should be outsourced, in order to maximize resources while providing better service to our clients. We believe that the development of our company to date demonstrates how we have implemented our strategy.

Our wholly owned subsidiary, SecurePay, is a custom credit card transaction processor serving as a gateway intermediary between the customer and the financial networks for the acceptance of card payments by merchants. Most card transactions worldwide are processed by a third-party working in conjunction with the financial networks. SecurePay processes all major card types including Visa, MasterCard, American Express, Discover and JCB. Presently, SecurePay’s solutions include: payment gateway solutions, virtual credit card terminals, proprietary shopping carts and wireless applications operating on cell phone networks to support mobile merchant card acceptance. SecurePay’s president, MacAllister Smith, serves as our President, Chief Executive Officer and Director.

In March 2002, we acquired all of the stock of SecurePay in exchange for seven million six hundred thousand (7,600,000) shares of our common stock at closing and up to an additional seven million six hundred thousand (7,600,000) shares of our common stock based upon revenue milestones achieved within a specified period of time. This milestone period has now expired and three million eight hundred thousand (3,800,000) shares have been issued to compensate for milestones achieved prior to expiration.

Our wholly-owned subsidiary NMSI is an Independent Sales Organization, which we refer to herein as an ISO, which we define as any non-bank party that sells card-based payment processing services to merchants. In accordance with our overall operating and growth strategies, NMSI seeks to enlarge its customer base of small to medium-sized merchants through merchant portfolio acquisitions, as well as through bank referrals, direct sales, independent sales agents and trade association affiliations. It seeks to retain its customer base through efficient operations and superior customer service.

On August 26, 2002, we acquired all the stock of NMSI in exchange for five thousand shares (5,000) of our series A preferred convertible stock and one million (1,000,000) shares of our common stock at closing, with the opportunity to earn an additional three million (3,000,000) shares of our common stock based upon milestones involving the acquisition of additional new merchant accounts within a specified period of time. Each Series A preferred share was convertible into one thousand (1,000) shares of our common stock at the conversion price of $0.50 per common share. Pursuant to our acquisition agreement, we agreed that during the 36-month period from the date of acquisition, we would offer to repurchase such preferred shares from the former NMSI stockholders, Kevin and Nancy Weller, for $2,500,000. In the event we failed to do this, the merchant portfolio would revert back to the Wellers. On February 27, 2004 we complied with this provision and repurchased 2,000 series A preferred shares for $1,000,000 and the Wellers exercised their option to convert 3,000 series A preferred shares into 3,000,000 shares of our common stock. As a result of this transaction, the NMSI merchant portfolio cannot revert back to the Wellers. We appointed NMSI’s president, Kevin Weller, as our Director.

In terms of the Wellers’ earn-in opportunity, two million (2,000,000) shares have been issued pursuant to achieved milestones. On July 5, 2005, our board of directors determined that it is in the best interest of the company to change the nature of the earn-in requirement for the final one million shares and requested that a new milestone be created. Thus, the final one million share earn-in is available if Kevin and Nancy Weller successfully (i) oversee and open a new facility in Brasher Falls and (ii) develop and launch a government payment processing solution. The board is currently reviewing completion of this milestone.

To further our internal growth strategy, in July 2004 we formed PDP as our a new, wholly-owned wholesale processing division. We appointed former Concord EFS (NYSE:FDC) Senior Vice President Kevin Smith as President of PDP and also as our chief operating officer. Mr. Smith’s primary objective with PDP is to grow the number of merchant accounts serviced by targeting the wholesale processing industry. PDP conducts underwriting and risk management operations in-house. We consider underwriting and risk management highly important to our operations. We outsource our remaining processing services to third parties, including the evaluation and acceptance of card numbers and receipt and settlement of funds. By outsourcing these non-core services, we believe we can achieve lower costs per transaction through higher volume purchasing.

We entered into a several financing arrangements over the past two years to facilitate our business development. On February 27, 2004, we entered into a series of financing arrangements with Laurus Master Fund, Ltd.., which we refer to herein as Laurus, to provide our company with convertible debt financing. Under the arrangement, we issued Laurus a total of $6,000,000 in secured convertible notes as follows; a $2,000,000 secured convertible note on February 27, 2004, a $1,000,000 secured convertible note on June 16, 2004, and a $3,000,000 secured convertible note on August 31, 2004. These secured convertible term notes were scheduled to mature on February 27, 2007, June 16, 2007 and August 31, 2007, respectively, and bore interest at an adjustable rate of Wall Street Journal Prime Rate plus two percent (2.0%), commencing at six percent (6.0%) per annum. Convertible notes in the principal amount of $5,000,000 were convertible into registered shares of our common stock at a fixed conversion price of $1.00 per share. Convertible notes in the principal amount of $1,000,000 were convertible into registered shares of our common stock at a fixed conversion price of $1.20 per share. We granted to Laurus a first priority security interest in our assets to secure the obligations under the notes pursuant to security agreements dated February 27, 2004, June 16, 2004 and August 31, 2004. This loan was paid off in full on December 20, 2005 with the proceeds of a loan from Sheridan Capital Advisors, LLC, which is described below.

On September 30, 2005, we entered into a financing arrangement with CAMOFI Master LDC, an affiliate of Centrecourt Asset Management LLC. Under the arrangement, we issued CAMOFI Master LDC a $2,000,000 convertible note that will mature on September 30, 2008. The convertible note bears interest at an adjustable rate of Wall Street Journal Prime Rate plus two and one-half percent (2.5%). The note is convertible into registered shares of our common stock at a fixed conversion price of $1.10 per share. To secure the obligations under our CAMOFI Master LDC note, we entered into a security agreement, dated September 30, 2005, under which we granted to CAMOFI Master LDC a second priority security interest in our assets, which interest was junior to the then outstanding security interest we issued to Laurus Master Fund Ltd. Pursuant to the financing arrangement, we issued CAMOFI Master LDC warrants to purchase 700,000 shares of our common stock. The warrants have a five year term and have an exercise price of $1.10 per share. The shares of our common stock underlying the CAMOFI Master LDC note and warrant are being registered for resale pursuant to a separate registration statement filed with the Securities and Exchange Commission.

On December 20, 2005, we entered into a financing arrangement with Sheridan Capital Advisors, LLC, which we refer to herein as Sheridan. Under the arrangement, we issued Sheridan Capital Advisors, LLC. a $15,000,000 secured senior note that will mature on December 20, 2006. The Sheridan note bears interest at seventeen percent (17%). We also granted to Sheridan a first priority security interest in our assets pari passu with our $2,000,000 obligation of CAMOFI Master LDC. No equity in our company was issued in connection with the Sheridan financing. The proceeds from the financing have enabled us to complete our acquisition of Charge.com, Inc., as described below, and to repay all amounts outstanding under the $6,000,000 convertible debt obligation to Laurus.

Upon a public offering of our equity securities, we shall be required to repay at least $7.5 million in aggregate principal amount of the Note (plus accrued interest to the date of repayment). Upon the sale of any of our assets in a transaction or series of transactions in excess of $50,000, we shall be required to use 100% of the proceeds of such asset sale to repay the principal amount of the Note (plus accrued interest to the date of repayment).

We have the right to prepay, in cash, all or a portion of the Note at 110% of the principal amount thereof plus accrued interest to the date of repayment. Notwithstanding the foregoing, in the event we prepay the Sheridan note in full or repays it at maturity and the aggregate amount received by the Sheridan from all prepayments and interest shall not be less than $2 million, then Sheridan shall receive an additional amount such that Sheridan has received $2. million in the aggregate from interest payments and prepayments.

With the proceeds from the Laurus financings, we fulfilled our agreement under the NMSI acquisition agreement and repurchased 2,000 Preferred Shares from Kevin and Nancy Weller for $1,000,000 and embarked upon a campaign for quality portfolio acquisitions to expand our merchant account base. With $5,000,000 of proceeds from the Laurus financing, we acquired a total of 4,850 merchant accounts from four independent service organizations during 2004 The 4,850 accounts have represented approximately $119,603,008 in annual consumer charge volume on a historical basis. In addition, with the proceeds from the Sheridan financing we were able to complete our acquisition of Charge.com. Although we cannot make assurances of future results based on past performance, should the charge volume remain constant, we anticipate that these acquisitions will greatly enhance our revenues. A summary of these acquisitions are as follows:

•

On March 15, 2004, our subsidiary, NMSI, purchased the rights to receive recurring revenue payments from three independent sales representatives for an aggregate purchase price of $268,081 plus 32,952 shares of our common stock (Ms. Thornton chose to take $94,624.68 and 10,984 shares of stock after agreement was finalized. The stock represented a conversion of $10,000 into 10,984 shares of our common stock.)

•

On May 18, 2004, we entered into an asset purchase agreement to purchase the rights to receive recurring revenue payments to 1801 merchant accounts representing $68,911,364 in annual consumer charge volume on a historical basis from Millennium Merchant Services, Inc. and Kent Stiritz in a series of transactions. A total of 4.2 million shares of our common stock have been set aside for the purchase of the rights to receive recurring revenue payments (subject to adjustments in the event of a reverse stock split or other stock recombination and with a price adjustment right over a three month look back period). We purchased the first tranche of merchant portfolios in consideration for 2,246,764 shares of our unregistered common stock. On February 1st 2006, we purchased the second tranche of merchant portfolios. The number of shares of our unregistered common stock to be issued as consideration for these portfolios will be determined in accordance with the formula set forth in the agreement, i.e. the actual average annual gross receipts for the three month period following the purchase. At closing, Millennium’s outstanding loan to us in the amount of $804,592 was repaid with Millennium Bankcard portfolios valued in accordance with this same formula.

•

On May 25, 2004, NMSI purchased from United Processing Corporation Ltd. its rights to receive recurring revenue payments under two merchant solicitation agreements representing an aggregate of 2,300 merchant accounts and $36,174,288 annual consumer charge volume on a historical basis. The aggregate purchase price was $312,000 and 21,000 shares of our common stock. The two merchant agreements under which rights to receive recurring revenue payments were transferred are: (i) an Agreement dated April 30, 1996 with EFS National Bank and (ii) an Agreement dated April 2, 1998 with National Payment Systems, Inc., a New York corporation, d/b/a Card Payment Systems.

•

On October 1, 2004, our subsidiary, Pipeline Acquisitions, purchased the rights to receive recurring revenue payments to an aggregate of 511 merchant accounts representing $10,496,180 in annual consumer charge volume, on a historical basis, from Diversified Debit and Credit, Inc. for an aggregate purchase price of $119,372.

•

On December 1, 2004, Pipeline Acquisitions purchased the rights to receive recurring revenue payments from an aggregate of 238 merchant accounts representing $4,021,176 in annual consumer charge volume on a historical basis from Merchant Select Services, Inc. The purchase price was $56,320.

•	During 2005 the following merchant portfolios were acquired using funds from the Laurus financing:
•

On February 21, 2005, Pipeline Acquisitions purchased the rights to receive recurring revenue payments to an aggregate of 830 merchant accounts from CPS of New York, Inc. for the purchase price of $1,090,011.23. This agreement provides guarantees as to the monthly income level from the rights to receive recurring revenue payments purchased.

•

On March 1, 2005, Pipeline Acquisitions purchased rights to receive recurring revenue payments to an aggregate of 775 merchant accounts from Advanced Internet Services, LLC for an aggregate purchase price of $589,589 plus 512,080 shares of our restricted common stock.

•

On October 7, 2005, and effective September 30, 2005, we acquired World Products, Inc dba Aircharge. In consideration for all the stock of Aircharge, we paid the former stockholders of Aircharge: $200,000, a $525,000 convertible promissory note bearing interest at LIBOR, and 900,000 shares of our restricted common stock. An additional 1,000,000 shares of our restricted common stock may be issued subject to performance incentives.

•

On December 20, 2005, we completed the acquisition of Florida-based Charge.com, Inc. through a newly formed wholly-owned subsidiary. We acquired all the stock of Charge.com in exchange for $7.5 million in cash and $9.5 million in shares of our restricted common stock. The stock component resulted in 9,398,059 shares of restricted common stock being issued to the former Charge.com stockholders.

Our revenues are derived primarily from the electronic processing of credit, charge and debit card transactions that are authorized and captured through third-party networks. Typically, fees charged to merchants for these processing services are based on a variable percentage of the dollar amount of each transaction as well as an additional pre-determined transaction fee; we refer to these fees as interchange fees in this prospectus. Merchant customers may also be charged miscellaneous fees, including statement fees, annual fees, monthly minimums fees, fees for handling payment chargebacks, gateway fees and other miscellaneous services. Revenues are reported gross of amounts paid to sponsor banks as well as interchange and assessments paid to credit card associations (such as MasterCard and Visa) under revenue sharing agreements pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants.

Our acquisitions have enhanced our revenues and increased our portfolio of merchant accounts. To this end, we formed Pipeline Acquisitions in November 2004 to locate merchant portfolios that complement our existing customer base of small to medium-sized merchants. Pipeline Acquisitions performs an extensive review of the cash flow characteristics of each portfolio, the types of business conducted therein, the credit status of the merchants in the portfolio, our ability to control attrition of the portfolio and the opportunities the portfolio provides for revenue enhancement and cost reduction. Pipeline Acquisitions then determines a valuation of each portfolio acquisition opportunity based on a combination of these factors and moves to acquire the acquisition candidate.

The Products and Services We Provide

Merchant Payment Processing Services

We provide comprehensive services and support to merchants accepting credit and debit-based payment cards, including the various services described below:

•

Application Evaluation/ Underwriting. We recognize that there are varying degrees of risk associated with different merchants based on the nature of their businesses, processing volume and average transaction amounts. We apply varying levels of scrutiny in our application evaluation and underwriting of prospective merchants accounts, ranging from basic due diligence for merchants with a low risk profile to a more thorough and detailed review for higher risk merchants. The results of this review serve as the basis for our decision whether to accept or reject a merchant account and also provide the criteria for establishing rolling reserve requirements, processing limits and average transaction amounts and pricing, which assists us in monitoring merchant transactions for those accounts that exceed pre-determined criteria.

•

MerchantSet-up and Training. After we establish a contract with a merchant, we create the software configuration that is downloaded to the merchant’s credit card terminal or computer. This configuration includes the merchant identification number, which allows the merchant to accept Visa and MasterCard, as well as any other payment cards such as American Express, Discover and Diners Club provided for in the contract. The configuration might also accommodate check verification and gift and loyalty programs. If a merchant requires a pin-pad to accept debit cards, the configuration allows for the terminal or computer to communicate with the peripheral device. After the download has been completed, we may conduct a training session on use of the products.

•

Card Transaction Processing. A transaction begins with authorization of the customer’s credit or debit card. The transaction data is captured by the processor and electronically transmitted to the issuer of the card, which then determines availability of credit or debit funds. The issuer then communicates an approval decision back to the merchant through the purchaser. This process typically takes less than five seconds. After the transaction is completed, the processor transmits the final transaction data to the card issuer for settlement of funds. Generally, we outsource these services to third-party processors.

•

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

•

Merchant Service and Support. We provide merchants with ongoing service and support. Customer service and support includes answering billing questions, responding to requests for supplies, resolving failed payment transactions, troubleshooting and repair of equipment, educating merchants on Visa and MasterCard compliance and assisting merchants with pricing changes and purchases of additional products and services. We maintain a toll-free helpline, which is staffed by our customer service representatives.

•

Chargeback Service. In the event of a billing dispute between a cardholder and a merchant, we assist the merchant in investigating and resolving the dispute as quickly and as accurately as possible. Before instructing the cardholder’s bank to debit the merchant’s account for the chargeback, we provide the merchant with the opportunity to demonstrate that the transaction was valid. If the merchant is unable to demonstrate that the transaction was valid and the dispute is resolved in favor of the cardholder, the transaction is charged back to the merchant, and that amount is credited to the cardholder. This service is provided by third parties on our behalf.

•

Merchant Reporting. We organize our merchants’ transaction data into various files for merchant accounting purposes. We use this data to provide merchants with information, such as charge volume, discounts, fees and funds held for reserves to help them track their account activity. Merchants may access this archived information through our customer service representatives or online through our Internet-based customer service system.

The transactions for which we provide processing services involve the following third parties:

•	Merchants. Merchants are the businesses that accept payment cards, including Visa and MasterCard, for their merchandise and services.
•	Sponsoring Banks. Sponsoring banks are financial institutions that are card association members and provide the funds on behalf of the card user, enabling merchants to accept payment cards.
•

Processors. Processors, which may include banks, gather sales information from merchants, obtain authorization for merchants’ transactions from card issuers, facilitate the collection of funds from sponsoring banks for payment to merchants and provide merchant accounting and settlement services on our behalf.

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

Wireless Authorization Services

We provide electronic transaction authorization services for all major credit cards originating from certain wireless cell phone and PDA devices and transactions originating over the Internet. Authorization generally involves approving a cardholder’s purchase at the point-of-sale after verifying that the card is not lost or stolen and that the purchase amount is within the cardholder’s credit or account limit. The electronic authorization process for a credit card transaction begins when the merchant “swipes” the card through its wireless terminal or enters the card via the Internet and enters the dollar amount of the purchase. After capturing the data, the device transmits the authorization request via the SecurePay system to our switching center, where the data is routed to the appropriate credit card association network for authorization. The transaction is approved or declined by the credit card association, and the response is transmitted back to our switching center where it is routed to the appropriate merchant.

Data Capture and Reporting Services

At the time of authorization, data relating to the transaction, such as the purchase price and card number, is encrypted and stored by the SecurePay system. The system maximizes accurate transaction reconciliation with each merchant and protects against potential loss of data. The data collected also allows us to provide merchants with information services such as specialized management reports, accounting export files and to assist in our other customer service operations. Merchants can access this archived information through the SecurePay system, which allows the merchant direct access to our database through a PC or wireless device.

Cell Phone and PDA Devices

The SecurePay gateway allows the acceptance of credit card payments over wireless Internet devices, such as certain cell phones that utilize Palm OS, Java and Windows CE platforms. The wireless solution enables the merchant to process transactions utilizing airwaves, as opposed to traditional phone lines, for wireless transaction authorization and processing. Wireless enabled transaction authorization and processing in environments where traditional phone lines are unavailable, inconvenient and/or prohibitively expensive, affords merchants increased flexibility, mobility and security in processing card transactions. Further, wireless technology allows merchants that have relied on paper-based processing, where the ability to check if a card is stolen or credit limits exceeded is generally unavailable or inconvenient, to convert to electronic processing. In so doing, such merchants can also avoid the higher rates imposed by both Visa and MasterCard for paper-based transactions or key entered transactions. We intend to aggressively market our products and services to the wireless and mobile merchant sector. We believe the wireless and mobile transaction processing market is poised for exploitation, and, therefore, will market a suite of products and services through our Aircharge subsidiary to service mobile transaction processing merchants. In its May 2004 report, “Mobile Merchants POS Terminals: Revisiting Untethered Card Acceptance,” research firm the TowerGroup said that targeting mobile merchants, plumbers, non-store retailers, restaurants and taxi and limousine services who accept a majority of payments through cash and checks will greatly affect the wireless market, especially through handheld devices.” By 2009, the TowerGroup predicts that both countertop and handheld wireless devices will account for one in four new POS terminals delivered in the United States; in 2003, there were 12 million POS terminals in place.

Shopping Cart Technology

The shopping cart (Easy Shop) is a powerful, yet user-friendly tool that is fully integrated into our proprietary gateway. The shopping cart gives merchants an easy way to create either a “Buy Now” button on their Web site or a simple HTML link to the Easy Shop cart. It can be used with most Web sites. Core features include sales tax and shipping cost calculations, real-time card processing, automatic customer configuration and e-mail order notification, advance cart support for product size and color selections, unlimited number of products supported, product import and export to accounting applications, support of downloadable items (soft goods) such as documents, program images and audio files, promotion of items and coupons and allowance of order viewing summaries by date or order detail via quick link technologies.

Gateway and Communication Interfaces

Our gateway solutions allow value added resellers (VAR) and programmers access to the card authorization systems by integrating their product to our system for card processing. We have eight different communication objects allowing flexibility to programmers who wish to create their own custom applications.

Software Application Products and Value-Added Services

In addition to card transaction processing, we offer related software application products and value-added services to our merchant customers. These products and services are designed to run on Internet connected Windows-based PCs and wireless devices. For example, our payment gateway enables merchants to securely pass customer credit card information to a processing center for verification. When combined with the SecurePay shopping cart, or previously existing shopping cart, multiple items or combinations of items may be purchased. The SecurePay Web terminal is an Internet-based product that allows merchants to accept orders over the telephone. Unlike many traditional credit card terminals, a Web terminal allows merchants to input certain data required by Visa and MasterCard in order to qualify for the lowest possible processing rates. Offering a broad range of products and services historically unavailable to small to medium-sized merchants is an integral part of our strategy of focusing on these merchants and differentiating ourselves among the banks and ISOs serving this market segment. We believe that the quality and reliability of our products and services enhance our ability to attract and retain merchant customers.

Primary Sources of Revenue

Our primary source of revenue is the discount rate paid by the merchant for each credit card transaction processed for that merchant. In addition to revenues derived from the discount rate, we receive periodic fees from most of our merchants for providing various services. We negotiate the discount rate and fees with each of the merchants to whom we provides services. We contract with third parties to provide a portion of the services to the merchant, including communication networks, transaction processing and monthly preparation of detailed merchant statements. Additionally, we comply with the pricing structures established by Visa and MasterCard associations for the interchange fee paid to the retail consumers’ card-issuing banks and the associations’ fees. The primary costs we incur in delivering our services to merchants are: (i) an interchange fee paid to the card-issuing bank which is set by the Visa and MasterCard associations and which is calculated as a percentage of the transaction amount and/or an associated transaction fee, (ii) a fee calculated as a percentage of the transaction amount that is paid to the Visa or MasterCard association which is established by the member banks of the Visa and MasterCard associations, (iii) a fixed, per-transaction fee paid to the network service provider which we negotiate with the network service provider and (iv) a fixed, per transaction fee paid to the processing bank which we negotiate with the processing bank. We believe, based on information received from our merchant customers, that the range of discount rates offered by other service providers is approximately 1.4% to 4.0%. The discount rates we offer are within this range.

In most cases, in accordance with our contracts with processing banks, the funds collection and disbursement function for each of the items listed above is performed on our behalf. At month’s end, the processing bank collects the total discount rate and various fees from the merchants via electronic withdrawal and disburses to each of the service providers its fees, except for the interchange fee paid to the card-issuing bank for which the disbursements are made daily. Shortly after month end, the processing bank disburses to us the remainder of the funds collected from the merchant. We then disburse funds to agents and other service providers. Several factors can alter our profitability for merchant transactions. Primarily, these include (i) improper use of the card reading terminal by the merchant resulting in higher interchange fees paid to the card-issuing bank, (ii) lower than anticipated average dollar sales of credit card transactions, thereby reducing our gross transaction margin because many of the transaction costs are fixed and (iii) the inability to collect the discount rate, chargeback or other fees because of insufficient funds in the merchant’s bank account.

Industry Overview and Our Market

Over the past ten years, the usage of non-cash forms of payment, such as credit and debit cards, has steadily increased. According to The Nilson Report, a leading industry publication that tracks the transaction processing industry, purchases by U.S. consumers using credit cards will grow from $1.47 trillion in 2003 to $2.28 trillion in 2008. In February 2006, Nilson reported that Visa, MasterCard, American Express and Discover credit and debit cards generated $2.141 trillion in purchase volume in 2005, up 13.2%. The Nilson Report additionally forecasts that similar expenditures are anticipated to grow to $4.2 trillion, representing a potential compounded annual growth rate of 11.5% between 2003 and 2011. For the first time in United States history, electronic payment transactions (44.5 billion) exceeded the number of check transactions (36.7 billion) in 2003. The dollar volume on electronic payment transactions reported by Nilson totaled $27.4 trillion in 2004 versus checks sustaining dollar volume of $39.3 trillion. The evident shift in electronic payment reflects the expanding role of technology and its impact on consumer spending within retail, financial and banking businesses that are likely to continue of the foreseeable future.

The significant industry drivers appear to include convenience, incentive-based programs, and a maturing demographic shift in younger U.S. adults migrating towards a cashless society. We believe there is a great opportunity in the transaction processing business to procure small to medium-sized merchants in retail environments, online transactions via e-commerce, mobile payment processing, municipal payment processing and others.

The Small to Medium-sized Merchant Market

The proliferation of credit and debit cards has made the acceptance of card-based payment a necessity for businesses, both large and small, in order to remain competitive. We believe that these businesses are experiencing increased pressure to accept card-based payment methods in order to remain competitive and to meet consumer expectations. As a result, many of these small to medium-sized businesses are seeking, and we expect many new small to medium-sized businesses to seek, to provide customers with the ability to pay for merchandise and services using credit or debit cards, including those in industries that have historically accepted cash and checks as the only forms of payment for their merchandise and services. Historically, the larger acquiring banks have marketed credit card processing services to national and regional merchants and have not focused on small to medium-sized merchants, as small to medium-sized merchants are often perceived as too difficult to identify and expensive to service. This created an opportunity for non-banks, such as our company, which recognized the business potential of providing electronic processing to these small to medium-sized merchants. We have focused our marketing efforts on small to medium-sized merchants, which have traditionally been underserved by processing banks. We understand the unique characteristics of this market segment and have tailored our marketing and servicing efforts accordingly. We are able to provide electronic processing systems at rates that generally are lower than those available from small local processors as a result of our transaction volume. We serve a diverse portfolio of small to medium-sized merchants. As of December 31, 2005, we were providing these services to 23,000 active small to medium-sized merchants located across the United States. We define a merchant as “active” if the merchant account status is considered open by our company and the merchant is able to process payment transactions.

No single merchant accounted for more than 5% of our aggregate transaction volume for 2005. This merchant diversification makes us less sensitive to shifting economic conditions in the industries or regions in which our merchants operate. We believe that the loss of any single merchant would not have a material adverse effect on our financial condition or results of operations.

Merchant attrition is an expected aspect of the credit card processing business. Historically, our attrition has related to merchants going out of business, merchants returning to local processing banks or merchants transferring to competitors for rates we were unwilling to match. We expect merchant attrition is in the ordinary course of business; however, we believe the low average transaction volume of the merchants whose accounts we service make them less likely to change providers because of the inconveniences associated with a transfer. During 2005, we experienced an average monthly attrition of approximately 1% of our total charge volume, taking into consideration each of the acquisitions during this period. Much of our attrition is related to newly formed small businesses that ultimately fail. Because the transaction volumes of these unsuccessful businesses typically never reach meaningful levels, they do not significantly contribute to the profitability of our business. Accordingly, our merchant attrition related to failed businesses does not significantly reduce our revenues.

Merchant fraud is another expected aspect of the credit card processing business. Currently, we are responsible for fraudulent credit card transactions of our merchants on approximately 33% of our merchant customers, but we expect this percentage to increase. Examples of merchant fraud include inputting false sales transactions or false credits. We, along with our processing banks, monitor merchant charge volume, average charge and number of transactions, as well as check for unusual patterns in the charges, returns and chargebacks processed. As part of our fraud avoidance policies, we generally will not process for certain types of businesses which provide future services wherein incidents of fraud have been common. Generally, we are not responsible for cardholder fraud. We evaluate our risks and estimate the potential loss for chargebacks and merchant fraud based on historical experience. We also maintain a rolling reserve account, meaning we withhold a varying percentage of at risk merchants’ processing volume, for potential losses. Generally, our agreements with merchants are for one or two years and automatically renew for additional one-year periods unless otherwise terminated. Our sponsoring banks are also a party to these agreements. The merchants are obligated to pay for all chargebacks, fines, assessments and fees associated with their merchant account, and in some cases, statement fees, and monthly minimum fees and early termination fees. Generally, the sponsoring bank may terminate the agreement for any reason on 30 days notice, and the merchant may terminate the agreement on 30 days notice, subject to the payment of any applicable early termination fees. Typically, the agreement may also be terminated by the sponsoring bank immediately upon a breach by the merchant of any of its terms. Generally, the merchant may not assign the agreement without the prior written consent of the sponsoring bank.

We believe that we have extensive experience and resources in assessing the risks associated with providing payment-processing services to small to medium-sized merchants. These risks include the limited operating history that many of the small to medium-sized merchants we serve have and the risk that these merchants could be subject to a higher rate of insolvency, which could adversely affect us financially.

Our Strategy

Our strategy is to build our business through growth (mainly through acquisition of recurring revenue payments and complimentary businesses) and efficiency. We intend to aggressively grow the number of merchant accounts serviced through the solicitation of new merchant accounts and the acquisition of merchant portfolios and compatible businesses. We intend to achieve efficiency by creating a processing and servicing operation that is efficient and scalable, meaning that we can easily expand our operations without significantly increasing our fixed costs. Management has extensive experience in the payment processing business and a history of providing reliable, customer-focused service to our merchants. Our platform of services is very flexible, enabling merchant customization and scalability to meet the requirements of high transaction volumes.

Our strategic objectives are to:

•	Make strategic acquisitions of merchant account portfolios and of compatible payment businesses.

We intend to continue to expand our merchant base by acquiring other providers of payment processing services, as well as portfolios of merchant accounts. The small to medium-sized merchant segment of the payment processing market is serviced by many independent providers of payment processing services that lack the resources to generate sufficient scale in this underserved market. We believe opportunities exist for us to purchase these businesses when their resources begin to limit their ability to continue to grow independently. Other sources of portfolio acquisitions include commercial banks, which, in an effort to focus on their core competencies, often sell or outsource their card-based payment processing operations, creating the opportunity for buyers to acquire their existing merchant portfolios.

•	Expand our portfolio of merchant clients.

Our target market is small to medium-sized merchants who use payment processing services. We are seeking to expand our market presence through our internal sales efforts, banks and ISOs as well as mobile merchants who use wireless payment processing services.

Our experience in the industry, coupled with our ability to evaluate and manage the risks related to providing payment processing services, allows us to accept and approve a high rate of merchant applications and, we believe, positions us well to continue to increase the size of our sales team and the number of new applications our existing team members refer to us.

•	Grow our relationships with banks and ISOs.

We have found relationships with banks to be a cost -effective and valuable method of reaching small to medium-sized merchants that would otherwise be difficult to identify and locate using customary marketing practices. Pursuant to these relationships, banks endorse the processing systems we market and service and participate in referring new customers. We believe the utilization of ISOs to be another effective way of increasing the volume of merchant referrals.

•	Maintain a stable and growing recurring revenue base.

Through merchant retention and increased credit card use, we have developed what we believe is a stable and recurring base of revenues. In addition to our high customer service level, endorsements from banks and direct salespersons provide an additional link to our merchants that should tend to reduce attrition. Furthermore, we believe that the size of the merchants we service make the merchants less likely to change providers because of the up-front costs associated with a transfer.

•	Increase operating efficiencies.

Generally, we outsource our processing and network services to third-parties which have excess capacity and the expertise to handle our needs. We believe that because our merchant base generates significant transaction volume in the aggregate, we have been able to negotiate competitive pricing from our processing and network providers. We have achieved significant reductions in certain operating expenses through operational efficiencies, economies of scale and improved labor productivity. We will outsource processing and network services as long as it is economically more attractive than to develop and support these services within our company, allowing management to focus on its core business of sales, marketing and customer retention.

Marketing and Sales of our Services and Products

In order to reach our target market in an effective and cost-efficient manner, we market our services through four principal channels: (i) bank alliances, through which we offer our services to merchants in cooperation with community and regional banks, allowing us to capitalize on the presence of those banks in particular geographic markets; (ii) partnering with ISOs that market and sell our services to merchants; (iii) direct sales, to allow cost-effective access to small to medium-sized merchants dispersed throughout the United States and otherwise to supplement the bank alliance and ISO sales; and (iv) internet marketing, utilizing optimal search engine placement and affiliate referral programs. In addition, we utilize other marketing efforts that encompass cross-selling our Aircharge and Securepay products. We also make use of various trade and other associations as well as value added resellers (VARs) to further market our products and services.

Bank Alliances

We have an established marketing strategy of forming alliances with regional and community banks and offer our services to merchants through these banks. Under these arrangements, we obtain the exclusive endorsement of the bank and receive both its initial and ongoing marketing assistance. Our bank alliances consist of two types of relationships: (i) agent bank relationships, where the bank purchases our services and markets and resells those services directly to merchants (which we refer to herein as Agent Bank Alliances); and (ii) bank referral relationships, where the bank refers our company to merchants who desire or otherwise inquire about transaction processing services (which we refer to herein as Bank Referral Alliances).

We compensate our bank alliance partners through varying means. We compensate our Bank Referral Alliance partners typically by paying them a one-time referral fee. Agent Bank Alliance partners are not directly compensated, but rather, they derive revenue by reselling our services to merchants at a price determined by the Agent Bank.

Independent Sales Organization Partnering

Generally, ISO partnering involves engaging an ISO to market and sell our products and services on a non-exclusive basis. An ISO that desires to refer a merchant customer to us will procure the merchant and submit it to us on the merchant’s behalf. Thereafter, the ISO will sell or lease hardware and software to the merchant.

Our marketing efforts are diversified further through the integration of our transaction processing services with the specialized business management software of a growing number of ISOs. ISOs perform a marketing function for us since their software often is offered on a fully-integrated basis with our transaction processing services, creating additional opportunities for us to reach small to medium-sized merchants.

We compensate ISOs by paying them a residual payment for each transaction processed by it for merchants they refer to us, or they derive revenue by reselling our services to merchants at a price determined by the ISO. The ISO’s determination of whether to refer a particular merchant to our company depends on a variety of factors, including the terms of the residual we offer and the industry in which the merchant conducts its business.

We periodically review our marketing efforts and distribution channels to minimize channel conflict. Although conflict among bank alliances, ISO partnering and direct sales marketing may occur, to date we have not experienced any significant conflict while pursuing our overall sales strategy.

Direct Sales

We will continue to expand our direct sales activities. We intend to deploy a telemarketing sales force to generate further internal growth from existing relationships with regional and community banks, ISOs and merchant trade and other associations. We believe that our direct sales and telemarketing efforts constitute a significant opportunity to augment our bank alliance and ISO partnering efforts.

Internet Market

We also market over the Internet, targeting small to medium-sized e-commerce businesses. Internet marketing methods used include pay per click advertising, search engine positioning through our Charge.com subsidiary and affiliate Internet marketing.

Other Marketing Efforts

In addition to bank alliances, ISO/VAR partnering and direct sales, telemarketing and Internet marketing, we engage in other marketing efforts that we believe complement and diversify further our overall marketing strategy. Through our Aircharge subsidiary, we provide wireless, mobile payment solutions and, through our SecurePay subsidiary, we provide gateway solutions and internet card accept tools.

Association Marketing

Through our association marketing program, we negotiate and enter into marketing agreements with various trade and other associations. Pursuant to these relationships, associations endorse and promote to their membership the transaction processing services we provide, creating additional opportunities for us to reach small to medium-sized merchants.

Customer Service and Support

We are dedicated to providing reliable and effective customer service and support to our merchant customers. The information access and retrieval capabilities of networked systems, where real-time information is available to any of our customer service representatives, allow us to provide a high level of customer service, reporting and support to small to medium-sized merchants that was historically available only to much larger merchants.

We maintain a call center for customers of our SecurePay and Aircharge subsidiaries as well as for bank customers who are brought to us through direct bank referrals. We will measure the efficiency of our customer service through certain quantitative data, such as the number of rings prior to operator pick-up, the number of abandoned calls, the number of calls per day and the number of calls per customer service representative. We are developing comprehensive programs and procedures for training our customer service representatives to assist our merchant clients in a timely and efficient manner with any problems, issues or concerns they may have. We are dedicated to providing outstanding customer service and support and continually review our policies and procedures in an effort to improve these services.

Relationships with Sponsors and Processors

In order to provide payment processing services for Visa and MasterCard transactions, we must be sponsored by a financial institution that is a principal member of the Visa and MasterCard card associations. Additionally, we must be registered with Visa as an ISO and with MasterCard as a Member Service Provider.

We have agreements with several banks that sponsor us for membership in the Visa and MasterCard card associations and settle card transactions for our merchants. Our sponsoring banks include HSBC, US Bancorp and Wells Fargo Bank N.A. All may terminate their agreements with us if we materially breach the agreements and do not cure the breach within 30 days, if our membership with Visa or MasterCard terminates, if we enter bankruptcy or file for bankruptcy, or if applicable laws or regulations, including Visa and MasterCard regulations, change to prevent either the applicable bank or us from performing our services under the agreement. We have agreements with our processing banks to provide for us to continue to receive revenues so long as (i) the merchants subject to the agreements process credit card transactions with the banks, (ii) we provide appropriate service to the merchants and (iii) we otherwise remain in compliance with the terms of the agreement. We provide transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools pursuant to non-exclusive contractual relationships with processing banks that are members of Visa and MasterCard. These processors include CTS Holdings, Inc. (a wholly owned subsidiary of First Data Corp) and Nova Information Systems, Inc. Our processing banks withhold from the merchants a discount rate and various fees for the processing of each credit card transaction. From our discount rate revenues, amounts are paid to the issuing bank, the network service provider, Visa or MasterCard and to the processing bank.

Generally, our agreements with processing banks contain aspects of both marketing and service. The marketing portions of the agreements permit us to originate new merchants, which then enter into contractual agreements with the processing banks for credit card processing. The service portions of the agreements permit us to provide services (including terminal programming and shipping, employee training, equipment supply and repair and operational support) to the merchants solicited. Although the marketing portions of the agreements have limited terms, the service portions of these agreements do not. Accordingly, we have a right to continue to receive revenues from these processors, so long as we remain in compliance with the service agreements.

To date, we have relied primarily on two banks/processors to process our clients’ credit card transactions: Wells Fargo Bank N.A./CTS Holdings, Inc., or Wells/CTS, and U.S.Bancorp/Nova Information Systems, Inc., or USB/NIS. Currently, our arrangement with our principal bank/processor, Wells/CTS, constitutes approximately 55% of our aggregate merchant base. Under this relationship, we bear liability for approximately 23% of any unfulfilled chargebacks. Our arrangement with our second largest bank/processor, USB/NIS, constitutes approximately 35% of our aggregate merchant base. Under this relationship, we bear no liability for any unfulfilled chargebacks. The remaining 10% of our aggregate merchant base consists of various rights to receive recurring revenue payments agreements, which, in the main, do not subject us to chargeback liability but have limited contractual rights to the merchants serviced. Our primary processing agreements may be terminated by either party in the event of default, insolvency or receivership, failure to make payments when due or to abide by the rules and regulations of Visa and MasterCard.

Competition and our Competitive Position in the Market

The payment processing industry is highly competitive. We compete in this market on the basis of:

•	quality of service;
•	support and reliability of service;
•	ability to evaluate, undertake and manage risk;
•	speed in approving merchant applications;
•	technological capability;
•	price; and
•	availability of additional features.

Both large and small companies compete with us in providing payment processing services and related services. Large competitors include First Data Merchant Services Corp., National Processing, Inc., Global Payments, Inc., iPayment, Heartland Payment Systems, Inc. and Nova Information Systems, Inc., a subsidiary of U.S. Bancorp, that serve a broad market spectrum from large to small merchants and provide ATM and other payment-related services and systems in addition to card-based payment processing. There are also a large number of smaller competing transaction processors that provide various services to small to medium-sized merchants. We also compete with local, regional and national banks that have internal sales forces and/or have developed relationships with independent service organizations that are our competitors. Many of our competitors have substantially greater capital resources than we have and operate as subsidiaries of financial institutions or bank holding companies, which may allow them on a consolidated basis to own and conduct depository and other banking activities that we do not have the regulatory authority to own or conduct.

We believe we have core strengths which will allow us to compete in our industry. These include::

•

Our focus on small to medium-sized merchants. We believe that our specific focus on small to medium-sized merchants, in addition to our understanding of the needs and risks associated with providing payment processing services to small to medium-sized merchants, gives us a competitive advantage over larger competitors which have a broader market perspective and over competitors of a similar or smaller size that may lack our extensive experience and resources.

•

Our utilization of bank/direct sales relationships. We utilize bank/direct sales relationships to provide us a distinct competitive advantage in maintaining primary relationships with the underserved, small to medium-sized merchant segment of the market.

•

Our scalable, efficient operating structure. We believe that as a result of our experience in payment processing, we have been able to develop operating efficiencies which we believe allow us to competitively bid for new business. Our scalable, efficient operating structure allows us to easily expand our operations without significantly increasing our fixed costs. We conduct our underwriting and risk management operations in-house, where we believe we can add the most value due to our management’s experience and expertise in these areas. We consider underwriting and risk management highly important to our operations. We outsource our remaining processing services to third parties, including the evaluation and acceptance of card numbers and receipt and settlement of funds. By outsourcing these non-core services, we are able to maintain a highly efficient operating structure. We believe there is sufficient capacity among third parties to meet our current and future outstanding needs. Many of our contracts include pricing terms that are more favorable to us as the transaction volume generated by our merchant base increases.

•

Technical monitoring and value of the SecurePay system. We continually monitor and make technological improvements to our system and thus are able to respond to the specific needs of merchants in various industries. We also maintain that the quality, speed and reliability of the SecurePay system and the breadth, flexibility and user-friendliness of our software application products and services constitute a competitive advantage.

•

Advantages of our cell phone payment application. Our cell phone application also provides distinct competitive advantages. It is considerably less expensive than traditional wireless terminals, which can have a price point up to 70% higher. Competing wireless terminals, by contrast, are single function only. In addition, our cell phone application offers superior coverage area.

•

Proven acquisition and integration strategy. We have significant experience acquiring providers of payment processing services, as well as portfolios of merchant accounts, having acquired several portfolios of merchant accounts during and since 2004, including Chareg.com in December 2005 and Aircharge in September, 2005. We have enhanced revenues and improved operating efficiencies of our acquired entities by improving the services, support and benefits we offer to the ISOs that serve the entities and merchant accounts we acquire. In addition, we have increased operating efficiencies of many of the businesses we have acquired by conducting profitability analyses of acquired merchant accounts and reducing processing fees and overhead.

•

Strong position and substantial experience in our target market. As of December 31, 2005, we were providing these services to 23,000 active small to medium-sized merchants located across the United States. We believe our understanding of the payment processing needs and risks of small to medium-sized merchants provides us with a competitive advantage over larger service providers that have a broader market perspective. We also believe that we have a competitive advantage over service providers of a similar or smaller size that may lack our extensive experience and resources.

•

Experienced, efficient sales force. We market our services primarily through our contractual relationships with over 100 ISOs and VARs throughout the United States. Although it is not customary in our industry to obligate ISOs to refer their merchant applications to any one processing provider, many currently refer a majority of their new merchant applications to us as a result of our strong relationships with them. Our sales approach provides us with an experienced sales force who markets our services with minimal direct investment in sales infrastructure and management. We continually strive to strengthen these relationships by delivering superior service and support.

•

Comprehensive underwriting and risk management systems. Through our experience and cumulative knowledge in assessing risks associated with providing payment processing services to small to medium-sized merchants, we have developed business procedures and systems that provide effective risk management and fraud prevention solutions. Through our underwriting processes, we evaluate merchant applicants and balance the risks of accepting a merchant against the benefit of the charge volume we anticipate the merchant will generate. We believe our systems and procedures enable us to identify potentially fraudulent activity and other questionable business practices quickly, thereby minimizing our losses and those of our merchants.

•

Superior Internet marketing. We have a comprehensive Internet-based sales organization through our subsidiary, Charge.com, that capitalizes on highly optimized search engine placement, extensive affiliate channels, unique referral programs and a dynamic internet marketing sales team.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements

We have no patents, trademarks, franchises, concessions or royalty agreements; however, we regard our proprietary software as protected by trade secret and copyright laws of general applicability. However we are continuously developing software for use in four principal areas: (i) applications for Internet-based and wireless transactions; (ii) transaction switching; (iii) the SecurePay suite of products; and (iv) customer service and fraud. We regard our proprietary software as protected by trade secret and copyright laws of general applicability and attempt to safeguard our software through the protection afforded by the above-referenced laws, and third-party non-disclosure agreements, licensing agreements and other methods of protection. Despite these precautions, it may be possible for unauthorized third- parties to copy, obtain or reverse engineer certain portions of our software or to otherwise obtain or use other information we regard as proprietary. While our competitive position may be affected by our ability to protect our software and other proprietary information, we believe that the protection afforded by trade secret and copyright laws is less significant to us than other factors such as the knowledge, ability and experience of our personnel and the continued pursuit and implementation of our operating strategies.

We currently license certain software from third-parties to supplement our internal software and technology development and to shorten time-to-market software application product deliveries.

Employees and Labor Contracts

As of March 1, 2006, we employed 74 full-time and 1 part-time personnel, including 10 information systems and technology employees, 14 in operations and 51 in sales and administration. Many of our employees are highly skilled, and we believe our future viability will depend in large part on our ability to attract and retain such employees. We have employment agreements with our chief operating officer, our chief technology officer, chief marketing officer and the President of NMSI. None of our employees are represented by a labor union, and we have experienced no work stoppages. We consider our employee relations to be good.

[remainder of page intentionally left blank]

CHARGE.COM ACQUISITION

On December 20, 2005, we completed our acquisition of Charge.com, an industry leader in merchant account acquiring. We acquired all the stock of Charge.com in exchange for:

•	Seven Million Five Hundred Thousand ($7,500,000) Dollars in immediately negotiable funds; and
•

9,398,059 shares of our restricted common stock issued to the former stockholders of Charge.com, which shares are subject to twelve month lock up provisions and of which shares 5,500,000 shares are afforded certain price protection provisions as follows: if the price of our common stock is not at least $1.25 per share by the earlier of the twenty-four (24) month anniversary of the issuance of the shares or the date on which we are required to register the shares, then we will be required to (i) return the domain name Charge.com to the former Charge.com, (ii) pay the former stockholders of Charge.com in cash the difference between $1.25 per share and the market value of the price protected shares, or (iii) pay the former stockholders of Charge.com in shares of our common stock the difference between $1.25 per share and the market value of the price protected shares. The former Charge.com stockholders were granted standard piggy-back registration rights with respect to the shares received in the acquisitions, commencing from the expiration of a twelve (12) month lock up period commencing from the closing of this offering.

Charge.com markets merchant payment processing services and related hardware and software. Charge.com services both traditional retail businesses that conduct transactions face-to-face as well as businesses that conduct transactions over the phone, by mail, and via the Internet. As of December 31, 2005, Charge.com serviced more than 8,000 merchant accounts throughout the United States. Charge.com promotes its services utilizing a three-pronged marketing approach consisting of optimized search engine placement, its widespread affiliate program, and effective paid advertising. Charge.com produced over 500 new merchant accounts per month in 2005. For the year ended December 31, 2005, Charge.com reported $2.8 million in unaudited operating income. Charge.com has experienced earnings growth in excess of 30% in each of the last three years.

Mr. Gregory Danzig, former officer of Charge.com, has each entered into a three year employment agreement with us. Mr. David Danzig, former officer of Charge.com, has each entered into a three year consulting agreement with us.

Strategic Rationale

We view this acquisition as complementary to our wholesale division. Monthly merchant gateway revenue, which was formerly outsourced, will provide us with another source of incremental revenue. Higher transaction volume and the boarding of new Charge.com accounts on our own platform should result in increased economies of scale for Pipeline as a whole, and therefore contribute towards increased margins. Furthermore, we expect to borrow from Charge.com’s e-commerce marketing expertise to enhance our existing initiatives in this area.

[remainder of page intentionally left blank]

RISK FACTORS

An investment in our securities involves a high degree of risk. In addition to the other information in this prospectus, including our financial statements and related footnotes, you should carefully consider the following risk factors before deciding to invest in our securities. If any of the following risks actually occur, it is likely that our business, financial condition and operating results would be harmed. As a result, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks Relating to our Business

We have a history of operating losses and will need to generate significant revenue to achieve or maintain our profitability.

Since inception, we have been engaged in start-up activities and have acquired payment processing businesses and portfolios of merchant accounts to grow our business, both of which require substantial capital and other expenditures. As a result, we have not maintained profitability and may continue to incur losses in the future. While gross profit for the year ended December 31, 2005 grew to $6,522,970 from $3,121,164 for the year ended December 31, 2004, we had a net income of $713,385 for the year ended December 31, 2005, and a net loss of $297,221 for the year ended December 31, 2004. We expect our cash needs to increase significantly for the next several years as we:

•	acquire additional payment processing businesses and portfolios of merchant accounts;
•	increase awareness of our services;
•	expand our customer support and service operations;
•	hire additional marketing, customer support and administrative personnel; and
•	implement new and upgraded operational and financial systems, procedures and controls.

As a result of these continuing and new expenses, we need to generate significant revenues to achieve and maintain profitability. To date, our operations have been supported by financings and through sales of our securities, including an aggregate $2,000,000 convertible debt facility secured from CAMOFI Master LDC as well as a $15,000,000 senior secured note, secured from Sheridan Capital Advisors, LLC. If we do not continue to increase our revenues, our business, results of operations and financial condition could be materially and adversely affected.

We have incurred substantial levels of debt, which could impair our financial and operating flexibility.

We have incurred substantial debt in connection with the financing of our operations and acquisitions. As of December 31, 2005, the outstanding principal and interest under a series of convertible notes to individual investors was $371,250. As of December 31, 2005 we have additional debt in the principal amount of: (i) $2,000,000 in a private placement, and (ii) $525,000 in connection with our acquisition of Aircharge, and (iii) $15,000,000 in a financing arrangement with Sheridan Capital Advisors, LLC. We may incur additional debt in the future in order to pursue our acquisition strategy or for other purposes. Substantial indebtedness could impair our ability to obtain additional financing for working capital expenditures or further acquisitions. Covenants governing any indebtedness we incur would likely restrict our ability to take specific actions, including our ability to pay dividends or distributions, redeem or repurchase our capital stock, issue, sell or allow distributions on capital stock of our subsidiaries, enter into transactions with affiliates, merge, consolidate or sell our assets, or make capital expenditure investments. In addition, the use of a substantial portion of the cash generated by our operations is used to cover debt service obligations. Security interests granted on our assets could limit our financial and business flexibility.

If an event of default occurs under the secured note we issued to Sheridan Capital Advisors, LLC, it could result in a material adverse effect on our business operating results, or financial condition as Sheridan maintains a first priority security interest in all of our assets and the assets of our business.

On December 20, 2005, we issued to Sheridan Capital Advisors, LLC a $15 million senior secured note. Sheridan Capital Advisors, LLC has a first priority security interest in all of our assets pari passu with a security interest granted to CAMOFI Master LDC. Investors should be aware that the following events constitute events of default under these notes:

•	failure to pay interest and principal payments when due;
•	a breach of any material covenant or term or condition in the note in any agreement made in connection therewith; or
•

a default or event default occurring under any of the agreements made in connection with note or any other material agreement, lease, mortgage, indenture agreement, factoring agreement, or other instrument, to which the Company or any of its subsidiaries is bound;

•	breach of any warranty or material representation made in the note or in any agreement made in connection therewith;
•	any form of bankruptcy or insolvency proceeding instituted by or against us which is not vacated in sixty (60) days;
•	failure to timely file all reports required to be filed under the Securities Exchange Act of 1934;
•	a change in control.

The restrictions on our activities contained in the Sheridan Capital Advisors, LLC financing documents could negatively impact our ability to obtain financing from other sources.

So long as any portion of the principal amount of the senior secured note in favor of Sheridan Capital Advisors, LLC, aggregate principal amount of $15,000,000, remains outstanding, we are restricted from incurring additional indebtedness other than certain permitted indebtedness. To the extent that additional debt financing is required for us to conduct our operations, these restrictions could materially adversely impact our ability to achieve our operational objective.

If an event of default occurs under the secured convertible note we issued to CAMOFI Master LDC, it could result in a material adverse effect on our business, operating results, or financial condition as CAMOFI Master LDC maintains a first priority security interest in all of our assets and in the assets of our subsidiaries.

In September 2005, we issued $2,000,000 of Senior Subordinated Convertible Notes to CAMOFI Master LDC. CAMOFI Master LDC has a first priority security interest in all of our assets and in the assets of our subsidiaries. The following events constitute events of default under these notes:

•	failure to pay interest and principal payments when due;
•

a breach of any material covenant or term or condition of the note, in any agreement made in connection therewith or in any other material agreement, lease, document or instrument to which the we or our subsidiaries are bound;

•	a breach of any material representation or warranty made in the note or in any agreement made in connection therewith;
•	an assignment for the benefit of our creditors, or a receiver or trustee is appointed for us;

•	any form of bankruptcy or insolvency proceeding instituted by or against us, which is not vacated within 60 days;
•	any money judgment or similar final process filed against us for more than $50,000, which shall remain unvacated, unbonded or unstayed for a period of 90 days;
•	our failure to timely deliver registered shares of our common stock when due upon conversions of the note;
•	quotation or trading of our common stock suspended for 5 consecutive trading days or more than 10 consecutive trading days or 15 non-consecutive trading days during any 12 month period; or
•	a change in control.

If we default on our obligations to CAMOFI Master LDC under applicable agreements, the cash required to pay such amounts will most likely come out of our working capital. Since we rely on our working capital for our day to day operations, such a default on the note would have a material adverse effect on our business, operating results, or financial condition. In such event, we may be forced to restructure, file for bankruptcy, sell assets or cease operations, any of which would put your investment dollars, and the value of our common stock, at significant risk. Further, our obligations under the notes are secured by substantially all of our assets. Failure to fulfill our obligations under the notes and related agreements could lead to loss of these assets, which would be detrimental to our operations.

Low market prices for our common stock would result in greater dilution to our stockholders, and could negatively impact our ability to convert the CAMOFI Master LDC debt into equity.

The market price of our common stock significantly impacts the extent to which the CAMOFI Master LDC debt is convertible into shares of our common stock and the dilution that will occur to our stockholders. The lower the market price of our common stock as of the time of any such conversion on the obligation owed to CAMOFI Master LDC, the more shares we will be required to issue to CAMOFI Master LDC to convert the principal and interest payments then due. If the market price of our common stock falls below thresholds of $1.10 with respect to the CAMOFI Master Fund LDC debt, we will be unable to convert any such repayments of principal and interest into equity, and we will be required to make such repayments in cash. Our operations could be materially adversely impacted if we are required to make repeated cash payments on the CAMOFI Master LDC debt.

There is a risk that the SEC may rule unfavorably on our current revenue and cost recognition accounting policies and, inthis event, the way in which we recognize and disclose our revenues may need to be altered, which may materially and adverselyeffect our currently disclosed gross revenue figures, potentially resulting in such figures being substantially lower.

Our company and our subsidiaries derive revenues primarily from the electronic processing of credit, charge and debit card transactions that are authorized and captured through third-party networks. Typically, merchants are charged for these processing services based on a percentage of the dollar amount of each transaction and in some instances, additional fees are charged for each transaction. Certain merchant customers are charged a flat fee transaction and may also be charged miscellaneous fees, including fees for handling charge backs, monthly minimums, equipment rentals, sales or leasing and other miscellaneous services.

Our reported revenue figures (including those appearing in this Report) are reported gross of amounts paid to sponsor banks as well as interchange and assessments paid to credit card associations (MasterCard and Visa) under revenue sharing agreements pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Included in our cost of goods and services sold are the expenses covering interchange and bank processing directly attributable to the furnishing of transaction processing and other services to our merchant customers and are recognized simultaneously with the recognition of revenue.

We follow the requirements of FASB’s Emerging Issues Task Force statement 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining our revenue reporting and believe that our current and historical revenue figures are consistent with EITF 99-19. Generally, where we have merchant portability and ultimate responsibility for the merchant, revenues are reported at the time of sale on a gross basis equal to the full amount of the discount charged to the merchant. This amount includes interchange paid to card issuing banks and assessments paid to credit card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Interchange fees are set by Visa and MasterCard and are based on transaction processing volume and are recognized at the time transactions are processed. Revenues generated from certain agent bank portfolios are reported net of interchange, as required by EITF 99-19, where we may not have credit risk, portability or the ultimate responsibility for the merchant accounts.

We are aware, however, that the SEC accounting staff has recently raised certain revenue recognition concerns regarding companies in our industry. There is a risk that if the SEC were to determine that our current revenue recognition policies were incorrect, such policies may need to be altered and our recognition of revenues on a going forward basis may be materially and adversely effected. Moreover, this change may require us to restate prior financial statements to reflect substantially lower revenue numbers, which could effect public confidence in our accounting controls and have a negative impact on our public stock price. However, as there would be a corresponding reduction in our reported cost of services sold, we do not believe that any such change in revenue recognition policy would require us to restate our previous EBITDA, net earnings or stockholders’ equity results.

Additional authorized shares of our common stock and preferred stock available for issuance may adversely affect the market for our common stock.

We are authorized to issue 95,000,000 shares of our common stock. As of December 31, 2005, there were 38,594,070 shares of common stock issued and outstanding. However, the total number of shares of our common stock issued and outstanding does not include an aggregate of 8,883,672 shares reserved in anticipation of the exercise of options or warrants and an additional 3,524,384 shares of our common stock issuable upon the exercise or conversion of warrants and a convertible note held by CAMOFI Master LDC exclusive of any accrued interest on the Convertible Notes. In addition, we issued 9,398,058 shares of our restricted common stock in connection with the acquisition of Charge.com and we may be required to issue additional shares in connection with price protection provisions for certain of such shares. We also issued Nine Hundred Thousand (900,000) shares of our restricted common stock in connection with the acquisition of Aircharge, and we may issued additional shares in connection with the conversion of a $525,000 promissory note and a potential One Million (1,000,000) share issuance in connection with performance incentives. To the extent such options or warrants are exercised or additional issuances are made in connection with the acquisition of Charge.com or Aircharge, the holders of our common stock may experience further dilution. In addition, to the extent we issue securities in future acquisitions or financings that are convertible into or exchangeable for equity securities, investors will experience additional dilution.

In addition to the above referenced shares of common stock which may be issued without stockholder approval, we have Five Million (5,000,000) shares of authorized preferred stock, the terms of which may be fixed by our board of directors. We have issued preferred stock in the past, and our board of directors has the authority, without stockholder approval, to create and issue one or more additional series of such preferred stock and to determine the voting, dividend, conversion and other rights of holders of such preferred stock. The issuance of any of such series of preferred stock will have an adverse effect on the holders of common stock.

We face uncertainty about additional financing for our future capital needs, which may prevent us from growing our business.

If we are unable to increase our revenues, we will need to raise additional funds to finance our future capital needs. Additional financing may be required if we:

•	Decide to expand faster than planned;
•	need to respond to competitive pressures; or
•	need to acquire complementary products, businesses or technologies.

If we raise additional funds through the sale of equity or convertible debt securities, these transactions may dilute the value of our outstanding common stock or trigger contractual obligations to issue additional shares of our common stock to CAMOFI Master LDC. We may also decide to issue securities, including debt securities, which have rights, preferences and privileges senior to our common stock. We cannot assure you that we will be able to raise additional funds on terms favorable to us, or at all. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs. This may prevent us from increasing our market share, capitalizing on new business opportunities, remaining competitive in our industry or continuing our business operations as a whole.

The full impact of our recent acquisitions on our operating results is not fully reflected in our historical financial results, which, as a result, are not necessarily indicative of our future results of operations.

Since December 31, 2004, we have expanded our card-based payment processing services through the acquisition of Charge.com in December 2005, World Products, Inc dba Aircharge in September 2005, and two portfolios of merchant accounts in the first quarter of 2005. These acquisitions have contributed to and will contribute to a substantial portion of our anticipated total pro forma revenues for 2005. The full impact of these acquisitions on our operating results are not fully reflected in our historical results of operations for the fiscal year ended December 31, 2005, due to the recent nature of these acquisitions and their varying stages of integration. Accordingly, our results for the fiscal year ended December 31, 2005, may not be indicative of our results of the fiscal year ended December 31, 2006, and comparisons of our results for the year ended December 31, 2005, versus the fiscal year ended December 31, 2004, may not be indicative of results to be expected in future periods.

Increased consolidation in the market in which we operate will have an impact on price and availability of acquisition, joint venture and alliance opportunities.

Historically, our growth strategy has been materially dependent upon the purchase of additional merchant portfolios and acquisition of operating businesses and this strategy will continue in the future. We face significant competition from other transaction processors for available acquisition, joint venture and alliance opportunities. These transaction processors potentially deprive us of acquisition opportunities and may cause the purchase price of such transactions to increase. We cannot give any assurances that the historical or current level or pricing of acquisition opportunities will continue to exist, that we will be able to acquire merchant portfolios, operating businesses or transaction processing assets that satisfy our criteria or that any such transaction will be on favorable terms.

We have faced, and may in the future face, significant chargeback liability if our merchants refuse or cannot reimburse chargebacks resolved in favor of their customers.

We have potential liability for chargebacks associated with the transactions we process. If a billing dispute between a merchant and a cardholder is not ultimately resolved in favor of the merchant, the disputed transaction is “charged back” to the merchant’s bank and credited to the account of the cardholder.

We also have potential liability for losses caused by fraudulent credit card transactions. Card fraud occurs when a merchant’s customer uses a stolen card (or a stolen card number in a card-not-present transaction) to purchase merchandise or services. In a traditional “card-present transaction,” if the merchant swipes the card, receives authorization for the transaction from the card issuing bank and verifies the signature on the back of the card against the paper receipt signed by the customer, the card issuing bank remains liable for any loss. In a fraudulent “card-not-present” transaction, even if the merchant receives authorization for the transaction, the merchant is liable for any loss arising from the transaction. Many of the merchants that we serve are businesses that transact a percentage of their sales over the Internet or in response to telephone or mail orders. Because their sales are card-not-present transactions, these merchants are more vulnerable to customer fraud. Because we target merchants that process card-not-present transactions over the Internet, by telephone and by mail, we experience and expect to continue to experience chargebacks arising from cardholder fraud. Such chargebacks could negatively impact our financial results. Moreover, if we, or our processing banks, are unable to collect the chargeback from the merchant’s account, or if the merchant ceases operations, refuses or is financially unable due to bankruptcy or other reasons to reimburse the merchant’s bank for the chargeback, we bear the loss for the amount of the refund paid to the cardholder’s bank. We are not insured against this risk.

We face potential liability for merchant or customer fraud. We may not be able to accurately anticipate this liability, which could result in lost sales to us.

Merchant fraud occurs when a merchant, rather than a customer, knowingly uses a stolen or counterfeit card or card number to record a false sales transaction, or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Any time a merchant is unable to satisfy a chargeback, we are responsible for that chargeback. We have established systems and procedures to detect and reduce the impact of merchant fraud. In addition to credit review, we monitor merchant transactions against a series of standards developed to detect merchant fraud and excessive chargebacks. We apply varying levels of scrutiny in our evaluation of applications and underwriting of prospective merchants accounts, ranging from basic due diligence for merchants with a low-risk profile to a more thorough and detailed review for higher risk merchants. The results of this review serve as the basis for our decision whether to accept or reject a merchant account, and also provide the criteria for establishing whether to maintain a reserve of a portion of a merchant’s processing volume, the particular reserve requirements, processing limits, average transaction amounts and pricing. It also assists us in monitoring merchant transactions for those accounts that exceed pre-determined criteria. We maintain rolling reserves, meaning we withhold a varying percentage of at risk merchants’ processing volume, to offset potential losses. On merchants whom we have instituted a rolling reserve, we maintain an average of 13% of their merchants’ processing volume. Despite our efforts to detect merchant fraud, we cannot assure you that these measures are or will be effective. It is possible that we will experience significant amounts of merchant fraud in the future, which could increase our chargeback liability. Increased chargeback liability may have a material adverse effect on our business, financial condition, results of operations and ability to continue business operations.

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

We rely on bank sponsors, which have substantial discretion with respect to certain elements of our business practices, in order to process bankcard transactions; if these sponsorships are terminated and we are not able to secure or migrate merchant portfolios to new bank sponsors, we will not be able to conduct our business.

Because we are not a bank, we are unable to belong to and directly access the Visa and MasterCard bankcard associations. Visa and MasterCard operating regulations require us to be sponsored by a bank in order to process bankcard transactions. We are currently registered with Visa and MasterCard through the sponsorship of banks that are members of the card associations. Our sponsoring banks include HSBC, US Bancorp and Wells Fargo Bank N.A. If these sponsorships are terminated and we are unable to secure a bank sponsor, we will not be able to process bankcard transactions. Furthermore, our agreements with our sponsoring banks give the sponsoring banks substantial discretion in approving certain elements of our business practices, including our solicitation, application and qualification procedures for merchants, the terms of our agreements with merchants, the processing fees that we charge, our customer service levels and our use of ISOs, which we define as any non-bank party that sells card-based payment processing services to merchants, that markets and services electronic credit card authorization and payment systems to merchants located throughout the United States. We are unable to guarantee that our sponsoring banks’ actions under these agreements will not be detrimental to us.

If we, or our bank sponsors, fail to adhere to the standards of the Visa and MasterCard credit card associations, our registrations with these associations could be terminated and we could be required to stop providing payment processing services for Visa and MasterCard.

Substantially all of the transactions we process involve Visa or MasterCard. If we, or our bank sponsors, fail to comply with the applicable requirements of the Visa and MasterCard credit card associations, Visa or MasterCard could suspend or terminate our registration. The termination of our registration or any changes in the Visa or MasterCard rules that would impair their or our registration could require us to stop providing payment processing services.

We rely on other card payment processors and service providers; if they fail or no longer agree to provide their services, our merchant relationships could be adversely affected and we could lose business.

We rely on agreements with several other large payment processing organizations to enable us to provide card authorization, data capture, settlement and merchant accounting services and access to various reporting tools for the merchants we serve. We also rely on third parties to whom we outsource specific services, such as reorganizing and accumulating daily transaction data on a merchant-by-merchant and card issuer-by-card issuer basis and forwarding the accumulated data to the relevant bankcard associations. Our card payment processors include CTS Holdings, Inc. (a wholly owned subsidiary of First Data Corp.) and Nova Information Systems, Inc.

The termination by our service providers of their arrangements with us or their failure to perform their services efficiently and effectively may adversely affect our relationships with the merchants whose accounts we serve and may cause those merchants to terminate their processing agreements with us.

To acquire and retain merchant accounts, we depend on a group of banks and ISOs as referral sources and loss of any of these referral sources may cause us to lose an effective method of marketing our products and services to merchants.

We have contractual relationships with 54 banks, comprising over 420 bank branch locations, and 48 credit unions that serve as referral sources for our products and services to merchants seeking to establish an account with a payment processor. Our failure to maintain our relationships with these banks could adversely affect our revenues and internal growth and increase our merchant attrition.

We have contractual relationships with over 30 ISOs to market our services to merchants seeking to establish an account with a payment processor. Our failure to maintain our relationships with our existing ISOs and those serving other service providers that we may acquire, and to recruit and establish new relationships with other ISOs, could adversely affect our revenues and internal growth and increase our merchant attrition.

On occasion, we experience increases in interchange and sponsorship fees; if we cannot pass these increases along to our merchants, our margins will be reduced.

We pay interchange fees or assessments to card associations for each transaction we process using their credit and debit cards. From time to time, the card associations increase the interchange fees that they charge processors and the sponsoring banks. For example, Visa and MasterCard have increased their interchange fees for “card-present” retail transactions by an average of 0.09% in April 2005. At their sole discretion, our sponsoring banks have the right to pass any increases in interchange fees on to us. In addition, our sponsoring banks may seek to increase their Visa and MasterCard sponsorship fees to us, all of which are based upon the dollar amount of the payment transactions we process. If we are not able to pass these fee increases along to merchants through corresponding increases in our processing fees, our margins will be reduced.

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

Although we generally require that our agreements with our ISOs and service providers who have access to merchant and customer data include confidentiality obligations that restrict these parties from using or disclosing any customer or merchant data except as necessary to perform their services under the applicable agreements, we cannot assure you that these contractual measures will prevent the unauthorized disclosure of merchant or customer data. In addition, our agreements with financial institutions require us to take certain protective measures to ensure the confidentiality of merchant and consumer data. Any failure to adequately take these protective measures could result in protracted or costly litigation. Although we are working closely with an authorized Visa/MasterCard compliance auditor to fulfill our requirements to them regarding cardholder information and security procedures and expect to be certified compliant in the second quarter of 2006, we are currently not compliant. Noncompliance could result in material interruptions in our ability to store and transmit card data.

Increased attrition in merchant charge volume due to an increase in closed merchant accounts that we cannot anticipate or offset with new accounts may reduce our revenues.

We experience attrition in merchant charge volume in the ordinary course of business resulting from several factors, including business closures, transfers of merchants’ accounts to our competitors and account “closures” that we initiate due to heightened credit risks relating to, and contract breaches by, a merchant. During 2005, we experienced average attrition of 1% of merchant transaction charge volume per month. In addition, substantially all of our processing contracts with merchants may be terminated by either party on relatively short notice, allowing merchants to move their processing accounts to other providers with minimal financial liability and cost. Increased attrition in merchant charge volume may have a material adverse effect on our financial condition and results of operations. We may not be able to accurately predict the level of attrition in the future, particularly in connection with our recent acquisitions of merchant account portfolios. If we are unable to increase our transaction volume or establish accounts with new merchants in order to counter the effect of this attrition, or, if we experience a higher level of attrition in merchant charge volume than we anticipate, our revenues will decrease.

The loss of key personnel or damage to their reputations could adversely affect our relationships with ISOs, card associations, bank sponsors and our other service providers, which would adversely affect our business.

Our ability to run our business depends upon the continued services of our senior management and other key employees, in particular MacAllister Smith, our Chief Executive Officer, all of whom have substantial experience in the payment processing industry and the small to medium-sized merchant markets in which we offer our services. In addition, our ability to execute our business strategy will depend in large part upon the reputation and influence within the industry of Mr. Smith, who has, along with our other senior managers, over their years in the industry, developed long-standing and highly favorable relationships with ISOs, card associations, bank sponsors and other payment processing and service providers. We would expect that the loss of the services of one or more of our key employees, particularly Mr. Smith, would have an adverse effect on our operations. We would also expect that any damage to the reputation of our senior managers, including Mr. Smith, would adversely affect our business. Currently, we do not maintain “key person” life insurance on any employees.

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

The market for card processing services is highly competitive. The level of competition has increased in recent years, and other providers of processing services have established a sizable market share in the small to medium-sized merchant processing sector. Some of our competitors are financial institutions, subsidiaries of financial institutions or well-established payment processing companies that have substantially greater capital and technological, management and marketing resources than we have. Some of our competitors are large associations, such as Costco, BJ’s Wholesale Club, chambers of commerce, community associations and trade associations that may offer lower rates based on a better buy rate or as a “loss leader” and, thus, attract customers who “shop price” or, alternatively, attract business out of association loyalty. There are also a large number of small providers of processing services that provide various ranges of services to small to medium-sized merchants. Our competition may influence the prices we can charge, attract employees and our sales force away from us and requires us to control costs aggressively in order to maintain acceptable profit margins. In addition, our competitors continue to consolidate as large banks merge and combine their networks. This consolidation may also require that we increase the consideration we pay for future acquisitions and could adversely affect the number of attractive acquisition opportunities presented to us.

Increased attrition in merchant charge volume due to an increase in closed merchant accounts that we cannot anticipate or offset with new accounts may reduce our revenues.

We experience attrition in merchant charge volume in the ordinary course of business resulting from several factors, including business closures, transfers of merchants’ accounts to our competitors and account “closures” that we initiate due to heightened credit risks relating to, and contract breaches by, a merchant. During 2005, we experienced average attrition of 1% of merchant transaction charge volume per month. In addition, substantially all of our processing contracts with merchants may be terminated by either party on relatively short notice, allowing merchants to move their processing accounts to other providers with minimal financial liability and cost. Increased attrition in merchant charge volume may have a material adverse effect on our financial condition and results of operations. We may not be able to accurately predict the level of attrition in the future, particularly in connection with our recent acquisitions of merchant account portfolios. If we are unable to increase our transaction volume or establish accounts with new merchants in order to counter the effect of this attrition, or, if we experience a higher level of attrition in merchant charge volume than we anticipate, our revenues will decrease.

Our operating results are subject to seasonality, and if our revenues are below our seasonal norms during our historically stronger third and fourth quarters, our net income could be lower than expected.

We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our revenues as a result of consumer spending patterns. Historically, revenues have been weaker during the first two quarters of the calendar year and stronger during the third and fourth quarters. If, for any reason, our revenues are below seasonal norms during the third or fourth quarter, our operating results could be negatively affected.

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

We depend on the efficient and uninterrupted operations of our computer network systems, software and data centers. We do not presently have fully redundant systems. Our systems and operations could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, unauthorized entry and computer viruses. Our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur. Defects in our systems, errors or delays in the processing of payment transactions or other difficulties could result in:

•	additional development costs;
•	diversion of technical and other resources;
•	loss of merchants;
•	loss of merchant and cardholder data;
•	negative publicity;
•	harm to our business or reputation; or
•	exposure to fraud losses or other liabilities.

We face uncertainty about additional financing for our future capital needs, which may prevent us from growing our business.

If we are unable to increase our revenues, we will need to raise additional funds to finance our future capital needs. Additional financing may be required if we:

•	Decide to expand faster than planned;
•	need to respond to competitive pressures; or
•	need to acquire complementary products, businesses or technologies.

If we raise additional funds through the sale of equity or convertible debt securities, these transactions may dilute the value of our outstanding common stock or trigger contractual obligations to issue additional shares of our common stock to CAMOFI Master LDC. We may also decide to issue securities, including debt securities, which have rights, preferences and privileges senior to our common stock. We cannot assure you that we will be able to raise additional funds on terms favorable to us, or at all. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs. This may prevent us from increasing our market share, capitalizing on new business opportunities, remaining competitive in our industry or continuing our business operations as a whole.

We currently rely solely on common law to protect our intellectual property; should we seek additional protection in the future, we may fail to register our trademarks or otherwise obtain intellectual property protection, causing us to potentially lose our rights to use these marks.

Currently, we have no patents or trademarks or copyrights and we rely on common law rights to protect our marks and logos. We do not rely heavily on the recognition of our marks to obtain and maintain business. We have recently applied for trademark registration for certain of our marks. However, we cannot assure you that any such applications will be approved. Even if they are approved, these trademarks may be challenged by others and/or invalidated. Our trademark registrations may not be approved because third parties own these trademarks, or our use of these trademarks may be restricted or completely prohibited unless we enter into agreements with these parties, which may not be available on commercially reasonable terms or at all.

New and potential governmental regulations designed to protect or limit access to consumer information could adversely affect our ability to provide the services we provide our merchants.

Due to the increasing public concern over consumer privacy rights, governmental bodies in the United States and abroad have adopted, and are considering adopting additional laws and regulations restricting the purchase, sale and sharing of personal information about customers. For example, the Gramm-Leach-Bliley Act requires non-affiliated third party service providers to financial institutions to take certain steps to ensure the privacy and security of consumer financial information. We believe our present activities fall under exceptions to the consumer notice and opt-out requirements contained in this law for third -party service providers to financial institutions because we provide business-to-business services and not business-to-consumer services. The law, however, is new and there have been very few rulings on its interpretation. We believe that current legislation permits us to access and use this information as we do now. The laws governing privacy generally remain unsettled, however, and even in areas where there has been some legislative action, such as the Gramm-Leach-Bliley Act and other consumer statutes, it is difficult to determine whether and how existing and proposed privacy laws will apply to our business. Limitations on our ability to access and use customer information could adversely affect our ability to provide the services we offer to our merchants or could impair the value of these services.

Several states have proposed legislation that would limit the use of personal information gathered using the Internet. Some proposals would require proprietary online service providers and Web site owners to establish privacy policies. Congress has also considered privacy legislation that could further regulate use of consumer information obtained over the Internet or in other ways. The Federal Trade Commission has also recently settled a proceeding with one on-line service regarding the manner in which personal information is collected from users and provided to third parties. Our compliance with these privacy laws and related regulations could materially affect our operations.

Changes to existing laws or the passage of new laws could, among other things:

•	create uncertainty in the marketplace that could reduce demand for our services;
•	limit our ability to collect and to use merchant and cardholder data;
•	increase the cost of doing business as a result of litigation costs or increased operating costs; or
•	in some other manner have a material adverse effect on our business, results of operations and financial condition.

We are subject to federal and state laws regarding anti-money laundering, including the Patriot Act, and if we break any of these laws we could be subject to significant fines and/or penalties, and our ability to conduct business could be limited.

We are subject to U.S. federal anti-money laundering laws and the requirements of the Office of Foreign Assets Control, which prohibit us from transmitting money to specified countries or on behalf of prohibited individuals. The money transfer business has been subject to increased scrutiny following the events of September 11, 2001. The Patriot Act, enacted following those events, mandates several new anti-money laundering requirements. The federal government or the states may elect to impose additional anti-money laundering requirements. Changes in laws or regulations that impose additional regulatory requirements, including the Patriot Act, could increase our compliance and other costs of doing business, and therefore have an adverse effect on our results of operation.

Failure to comply with the laws and regulatory requirements of federal and state regulatory authorities could result in, among other things, revocation of required registrations, loss of approved status, termination of contracts with banks, administrative enforcement actions and fines, class action lawsuits, cease and desist orders and civil and criminal liability. The occurrence of one or more of these events could materially adversely affect our business, financial condition and results of operations.

If we were to inadvertently transmit money on behalf of, or unknowingly conduct business with, a prohibited individual, we could be required to pay significant damages, including fines and penalties. Likewise, any intentional or negligent violation of anti-money laundering laws by our employees could lead to significant fines and/or penalties, and could limit our ability to conduct business in some jurisdictions.

Risks Relating to Acquisitions

We may not be able to integrate Charge.com, Aircharge, other recent acquired companies or potential future acquisitions into our company, and resources available to assist our acquired companies may be insufficient.

We have made strategic acquisitions and we intend to continue to make such acquisitions in accordance with our business plan. On December 20, 2005, we completed our acquisition of Charge.com. In addition, we have also recently acquired Aircharge. Each acquisition involves a number of risks, including:

•	the diversion of our management’s attention to the assimilation and ongoing assistance with the operations and personnel of the acquired business, which could strain the management resources;
•	the potential for our affiliated companies to grow rapidly and adversely affect our ability to assist our affiliated companies as intended;
•	possible adverse effects on our results of operations and cash flows,
•	possible inability by us to achieve the intended objective of the acquisition;
•	possible inability by acquisition target to achieve promised goals; and
•	possible inability by acquisition target to retain and maintain strategic contracts.

Our inability to assist our affiliated companies as intended or to acquire and integrate businesses under our business plan could negatively impact our operations, financial results and cash flows.

We have previously acquired, and expect to continue to acquire, other providers of payment processing services and portfolios of merchant processing accounts. These acquisitions entail risks in addition to those incidental to the normal conduct of our business, and failure to make acquisitions in general could significantly impair our growth.

To date, our revenue growth has been generated in large part through acquisitions of complimentary businesses and portfolios of accounts. We expect such acquisitions to be key to our growth strategy going forward. We may not be able to find suitable acquisition candidates or to consummate acquisitions on favorable terms, if at all. Our failure to make such acquisitions could have a material adverse effect on our ability to grow our company.

Moreover, even if we make such acquisitions, revenues generated, or expenses incurred, by acquired businesses or account portfolios may not comport to our projections, resulting in losses or a decline in revenue and profits, if any, as well as potential impairment charges.

In evaluating and determining the purchase price for a prospective acquisition, we estimate the future revenues from that acquisition based on the historical transaction volume of the acquired provider of payment processing services or portfolio of merchant accounts. Following an acquisition, it is customary to experience some attrition in the number of merchants serviced by an acquired provider of payment processing services or included in an acquired portfolio of merchant accounts. Should the rate of post-acquisition merchant attrition exceed the rate we have forecasted, the revenues generated by the acquired providers of payment processing services or portfolio of accounts may be less than we estimated, which could result in losses or a decline in profits, as well as potential impairment of asset charges.

We may fail to uncover all liabilities of acquisition targets through the due diligence process prior to an acquisition, exposing us to potentially large, unanticipated costs.

Prior to the consummation of any acquisition, we perform a due diligence review of the provider of payment processing services or portfolio of merchant accounts that we propose to acquire. Our due diligence review, however, may not adequately uncover all of the contingent or undisclosed liabilities we may incur as a consequence of the proposed acquisition. If any undiscovered, contingent or undisclosed liabilities materialize, our results of operations could be negatively affected.

Acquisitions that we may undertake would involve a number of inherent risks, any of which could cause us not to realize the anticipated benefits to result.

Our strategy has been and will likely continue to include expanding our operations and capabilities through acquisitions of businesses and assets. Acquisition transactions involve various inherent risks, such as:

•

uncertainties in assessing the value, strengths and potential profitability of, and identifying the extent of all weaknesses, risks, contingent and other liabilities (including environmental liabilities) of, acquisition or other transaction candidates;

•	the potential loss of key customers, management and employees of an acquired business;
•	the ability to achieve identified operating and financial synergies anticipated to result from an acquisition or other transaction;
•	problems that could arise from the integration of the acquired business; and
•	unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the acquisition or other transaction rationale.

Any one or more of these factors could cause us not to realize the benefits anticipated to result from the acquisition of businesses or assets or could result in unexpected liabilities associated with acquisition candidates.

We may not fully maximize our business relationship with Sprint Nextel Corp.

We acquired Aircharge in part due to its classification as a national “Industry Solutions Partner” of Sprint Nextel Corp. (NYSE:S). We believe that this classification should allow us to provide credit card acceptance solutions to Sprint Nextel Corp.’s business customers. There can be no assurance, however, that Sprint Nextel Corp. will continue such classification or that such classification will be successfully integrated into our business model. If Sprint does not continue such classification or we are unable to successfully integrate such classification into our business model, there can be no assurance that Sprint Nextel Corp. will continue to provide us with such access to their customers.

The inability of the sellers of companies we may acquire to fulfill their indemnification obligations to us under our acquisition agreements could increase our liabilities, our costs for acquisition and adversely affect our results of operations and financial position.

We have required in the past, and expect that in the future, under our acquisition agreements, the respective sellers will agree to retain responsibility for and indemnify us against damages resulting from certain third-party claims or other liabilities. Our inability to obtain such agreements or the failure of any seller to satisfy its obligations with respect to claims and retained liabilities covered by the acquisition agreements could have an adverse effect on our results of operations and financial position, as claimants may successfully assert that we are liable for those claims and/or retained liabilities. In addition, we expect that certain obligations of the sellers to indemnify us will terminate upon expiration of the applicable indemnification periods and will not cover damages in excess of the applicable coverage limits. The incurrence of unexpected losses and assertion of third-party claims after the expiration of the applicable indemnification period or in excess of the applicable coverage limit, or the failure of any seller to satisfy its indemnification obligations with respect to breaches of its representations and warranties, could have an adverse effect on our results of operations and financial position.

We may encounter delays and operational difficulties in completing the necessary transfer of data processing functions and connecting systems links required by acquisitions, resulting in increased costs for, and a delay in the realization of revenues from, acquisitions.

The acquisition of a provider of payment processing services, as well as a portfolio of merchant processing accounts, requires the transfer of various data processing functions and connecting links to our systems and those of our own third -party service providers. If the transfer of these functions and links does not occur rapidly and smoothly, payment processing delays and errors may occur, resulting in a loss of revenues, increased merchant attrition and increased expenditures to correct the transitional problems, which could preclude our attainment of or reduce our operating results.

Special non-recurring and integration costs associated with acquisitions could adversely affect our operating results in the periods following these acquisitions.

In connection with some acquisitions, we may incur non-recurring severance expenses, restructuring charges and change of control payments. These expenses, charges and payments, as well as the initial costs of integrating the personnel and facilities of an acquired business with those of our existing operations, may adversely affect our operating results during the initial financial periods following an acquisition. In addition, the integration of newly-acquired companies may lead to diversion of management attention from other ongoing business concerns.

Our facilities, personnel and financial and management systems may not be adequate to effectively manage the future expansion we believe necessary to increase our revenues and remain competitive.

We anticipate that future expansion will be necessary in order to increase our revenues. In order to effectively manage our expansion, we may need to attract and hire additional sales, administrative, operations and management personnel. We cannot assure you that our facilities, personnel, financial and management systems and controls will be adequate to support the expansion of our operations and provide adequate levels of service to our merchants and ISOs. If we fail to effectively manage our growth, our business could be harmed.

We have significant intangible assets and goodwill, the carrying value of which we may have to reduce if our revenues relating to these assets decline.

We have acquired numerous intangible assets related to purchased portfolios of merchant accounts and business operations. These intangible assets represent a substantial portion of our total assets. Statement of Financial Accounting Standards Nos. 141 and 142 require us to periodically re-examine the value of our purchased assets. A material decline in the revenues generated from any of our purchased portfolios of merchant accounts or business operations could reduce the fair value of the portfolio or operations. In that case, we may be required to reduce the carrying value of the related intangible asset. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” for a discussion of how we test impairment of the assets. Additionally, changes in accounting policies or rules that affect the way in which we reflect these intangible assets in our financial statements, or the way in which we treat the assets for tax purposes, could have a material adverse effect on our financial condition.

Risks Relating to Our Company Generally

Our executive officers, directors and principal stockholders have substantial control over our business, and their interests may not be aligned with the interests of our other stockholders.

As of the date of this Report, our officers and directors, together with the founders of Charge.com and the respective affiliates, beneficially own approximately  80.4% of our outstanding common stock. Accordingly, these stockholders, acting together, will be able to exert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders may dictate the day-to-day management of our business. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination or a sale of all or substantially all of our assets.

Future sales of our common stock, or the perception in the public markets that these sales may occur, could depress our stock price.

Sales of substantial amounts of our common stock in the public market, or the perception in the public markets that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities or to make acquisitions through the issuance of additional shares of our common stock or other equity securities.

We currently have a significant number of shares of common stock which may be issued in the future. As of the date of this Report, there are 39,687,537 shares of our common stock outstanding. In addition, there are 9,387,829 options to purchase an equal number of shares outstanding under our Non-Statutory Incentive Stock Option Plan, including, without limitation, options issued to former executives of Aircharge and options issued to the principals of Charge.com. In addition, we anticipate that we will issue additional shares in connection with price protection provisions for certain of shares issued in the Charge.com acquisition. We also anticipate that: (i) pursuant to our acquisition of Aircharge, we will issue additional shares in connection with the conversion of a $525,000 promissory note and a potential one million (1,000,000) share issuance (on a pre-reverse stock split basis) in connection with performance incentives and (ii) pursuant to our recently completed private placement with CAMOFI Master LDC, we may issue up to an additional 2,819,508 shares (on a pre-reverse stock split basis) in connection with the conversion of a $2,000,000 convertible promissory note, including interest thereon, and the exercise of warrants or pursuant to certain anti-dilution provisions. Our current stock option and warrant holders and holders of convertible promissory notes, on a fully-diluted basis assuming exercise of all outstanding options and warrants and conversion of the convertible promissory notes, are expected to own  27% of the outstanding shares of our common stock.

In addition, from time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended, subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one year holding period may, under certain circumstances, sell within any three month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by our stockholders that are non-affiliates that have satisfied a two year holding period. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our securities.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and operating results. In addition, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Commencing July 15, 2007, we will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. Although we intend to augment our internal controls procedures and expand our accounting staff, there is no guarantee that this effort will be adequate.

During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal accounting controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Moreover, in the course of our testing, financial reporting deficiencies may be uncovered which could cause us to restate our financial results. Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have an adverse effect on our stock price.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses, which as a smaller public company may be disproportionately high.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, new SEC regulations and stock market rules, are creating uncertainty for development companies such as us. These new and changing laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards will likely result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act and the related regulations regarding our required assessment of our internal controls over financial reporting and our independent registered public accounting firm’s audit of that assessment will require the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could slow down our business. If we are unable to fully comply with new or changed laws, regulations and standards, or if our efforts differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed and our stock price may suffer.

The price of our common stock may be volatile, which could cause our investors to incur trading losses and fail to resell their shares at or above the price they paid for them. Our securities are currently quoted on the OTCBB and, thus, your ability to sell your shares in the secondary market may be limited.

We do not current maintain an active market for our common stock, and we cannot predict the extent to which investor interest will lead to the development of an active and liquid trading market in our common stock. The failure to achieve and maintain an active and liquid market for our common stock means that you may not be able dispose your common stock in a desirable manner and the price for our shares may fluctuate greatly.

Moreover, some companies that have had volatile market prices for their securities have been subject to securities class action suits filed against them. If a suit were to be filed against us, regardless of the outcome, it could result in substantial costs and a diversion of our management’s attention and resources. This could have a material adverse effect on our business, results of operations and financial condition.

Our certificate of incorporation, our bylaws and Delaware law contain provisions that preserve our current management.

Our certificate of incorporation and by-laws may discourage, delay or prevent a change in our management team that stockholders may consider favorable. These provisions include:

•	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;
•	eliminating the ability of stockholders to call special meetings of stockholders;
•	permitting stockholder action by written consent; and
•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

These provisions could allow our board of directors to affect your rights as a stockholder since our board of directors can make it more difficult for common stockholders to replace members of the board. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt to replace our current management team.

Provisions of Delaware law could discourage a takeover you may consider favorable or could cause current management to become entrenched and difficult to replace.

We are subject to provisions of the Delaware corporation law that, in general, prohibit any business combination with a beneficial owner of 15% or more of our common stock for three years unless the holder’s acquisition of our stock was approved in advance by our board of directors. These provisions could affect our stock price adversely.

Penny stock regulations may impose certain restrictions on the marketability of our securities.

The Securities and Exchange Commission has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our common stock and warrants may become subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of investors to sell our securities in the secondary market and the price at which such purchasers can sell any such securities.

Investors should be aware that, according to the Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•

The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

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

[remainder of page intentionally left blank]

Item 2. Properties.

Our principal executive offices are located in approximately 4,429 square feet of leased office space in Quincy, Massachusetts. We also lease approximately 4,079 square feet of office space in Alpharetta, Georgia, and 5,578 square feet in Brasher Falls, N.Y. All our facilities are insured. We believe that these facilities are adequate for our current operations and, if necessary, can be replaced with little disruption to our company.

Item 3. Legal Proceedings.

Our wholly owned subsidiary, SecurePay, is a named defendant in an action in the United States District Court of Arizona by Net MoneyIN, Inc. vs. Mellon Financial Corp., et al (No. CV-01-441-TUC-RCC), March 3, 2002. The outstanding lawsuit is an industry-wide suit against numerous defendants based on intellectual property infringement. A default judgment has been rendered against several of the parties, including SecurePay. Removal of this judgment to federal court is currently being sought. We believe this action to be without merit.

Except for the above, there are no material legal proceedings pending against any of our affiliates or us.

Item 4. Submission of Matters to a Vote of Security Holders.

We held our 2005 annual meeting on January 12, 2006. A total of 27,443,547 shares (94.14%) of our issued and outstanding votes were cast. Of the 27,443,547 votes cast, 19,755,816 shares were cast by individual voters and 7,687,731 shares were cast by brokers on behalf of individual shareholders. The purposes for which the annual meeting was called and the results of the votes cast are as follows:

•       The election of seven (7) members of the Board of Directors to serve until the 2006 Annual Meeting of Stockholders, and until their successors have been duly elected and qualified.

»	All seven directors were elected by 93.78% of the vote. The vote for each director was the same at 27,340,567 shares for each director and 102,980 shares withheld.

•       The approval of an up to an eight for one reverse stock split of the Company’s issued and outstanding common stock, $.001 par value.

»

This motion carried by 93% of the vote. The number of votes for was 27,112,417. The number of shares voted against was 280,130. The number of shares abstained was 51,000. There were no broker non-votes.

•	The approval of the adoption of the Company’s 2005 Stock Option Plan.
»

This motion carried by 70.41% of the vote. The number of votes for was 20,525,669. The number of shares voted against was 146,708. The number of shares abstained was 979,334. The number of broker non-votes was 5,791,836.

•       The ratification of the appointment of Drakeford & Drakeford, LLC as the Company’s independent auditors for the fiscal year ending December 31, 2005.

»

This motion carried by 91.83% of the vote. The number of votes for was 26,770,567. The number of shares voted against was 94,980. The number of shares abstained was 578,000. There were no broker non-votes.

The names of the directors newly elected at the meeting are:

John Reeder
Harold Denton

Larry Goldstein
Michael M. Greenburg

The names of previously serving directors whose terms continued after the meeting are:

Jack Rubinstein
MacAllister Smith
Kevin Weller

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Market information.

Our common stock and class A redeemable warrants commenced trading on the OTC Bulletin Board on October 19, 2000 under the trading symbol “PPDA” and “PPDAW,” respectively. Our class B redeemable warrants trade under the symbol “PPDAZ”. The following table sets forth the highest and lowest prices quoted for our common stock, class A redeemable warrants and class B redeemable warrants during the four quarters between January 1, 2005 and December 31, 2005, the first quarter of 2006. The closing quote for our common stock on March 17, 2006 was $1.35. The quotations reflect inter-dealer prices, with no retail mark-up, mark-down or commissions, and may not represent actual transactions. The information presented has been derived from the OTC Bulletin Board.

	Year Ended December 31, 2005		Year Ended December 31, 2004
	High Bid	Low Ask	High Bid	Low Ask
First Quarter
PPDA	$1.22	$0.76	$1.44	$0.65
PPDAW	$0.35	$0.20	$0.70	$0.19
PPDAZ	$0.15	$0.08	$0.30	$0.10
Second Quarter
PPDA	$1.04	$0.85	$1.45	$0.98
PPDAW	$0.35	$0.20	$0.60	$0.33
PPDAZ	$0.14	$0.08	$0.28	$0.13
Third Quarter
PPDA	$1.07	$0.87	$1.32	$0.90
PPDAW	$0.23	$0.23	$0.65	$0.30
PPDAZ	$0.17	$0.13	$0.15	$0.11
Fourth Quarter
PPDA	$1.03	$0.94	$1.04	$0.78
PPDAW	$0.00	$0.00	$0.33	$0.21
PPDAZ	$0.00	$0.00	$0.15	$0.12

(b) Holders.

As of December 31, 2005 there were approximately 551 shareholders of record of our common stock.

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

The following material transactions have occurred in the past fiscal year. They are identified below:

•

On February 21, 2005, Pipeline Acquisitions purchased the rights to receive recurring revenue payments to an aggregate of 830 merchant accounts from CPS of New York, Inc. for the purchase price of $1,090,011.23. This agreement provides guarantees as to the monthly income level from the rights to receive recurring revenue payments purchased.

•

On March 1, 2005, Pipeline Acquisitions purchased rights to receive recurring revenue payments to an aggregate of 775 merchant accounts from Advanced Internet Services, LLC for an aggregate purchase price of $589,589 plus 512,080 shares of our restricted common stock.

•

On October 7, 2005, and effective September 30, 2005, we acquired Aircharge. In consideration for all the stock of Aircharge, we paid the former stockholders of Aircharge: $200,000, a $525,000 convertible promissory note bearing interest at LIBOR, and 900,000 shares of our restricted common stock. An additional 1,000,000 shares of our restricted common stock may be issued subject to performance incentives.

•

On December 20, 2005, we completed the acquisition of Florida-based Charge.com, Inc. through our wholly-owned subsidiary. We acquired all the stock of Charge.com in exchange for $7.5 million in cash and $9.5 million in shares of Pipeline restricted common stock. The stock component resulted in 9,398,059 shares of restricted common stock being issued to the former Charge.com stockholders.

Certain of the transactions described above were approved at a time in which we did not have a majority of the independent directors as required by NASD rules. Due to the lack of independent directors, certain of such transactions may have presented a conflict of interest for some of the directors who approved the transactions. We believe, however, that the transactions were fair and comply with Section 144 of the Delaware General Corporation Law and that they were in our best interests. It is our current policy that all transactions between us and any of our officers, directors, 5% stockholders and their affiliates will be entered into only if such transactions are approved by a majority of the disinterested independent directors, are on terms no less favorable to us than could be obtained from unaffiliated parties and are reasonably expected to benefit us.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This prospectus contains forward looking statements relating to our future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by, and information currently known to, our management. The words “expects, intends, believes, anticipates, may, could, should, would” and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Overview

We are an integrated provider of merchant payment processing services and other related software products. We currently deliver credit and debit card-based payment processing solutions and services to over 23,000 small to medium-sized merchants who operate either in a physical “brick and mortar” business environment, over the Internet, or in mobile or wireless settings via cellular-based wireless devices. Our payment processing services enable merchants to process both traditional card-present, or “swipe,” transactions, as well as card-not-present transactions. A traditional card-present transaction, occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. Card-not-present transactions occur whenever the customer does not physically present a payment card at the point-of-sale and may occur over the Internet or by mail, fax or telephone.

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

During the year ended December 31, 2005, we continued our growth by both acquiring new merchant accounts through our sales channels, through merchant portfolio acquisitions, and improved vendor pricing.

For the year ended December 31, 2005, we generated net revenues of $24,097,575 as compared to revenues of $15,565,134 for the year ended December 31, 2004. Our cost of goods and services sold aggregated $17,574,605 as compared to $12,443,970 for the year ended December 31, 2004, and yielded a gross profit of $6,522,970 as compared to $3,121,164 for the year ended December 31, 2004.

During the year ended December 31, 2005, the following merchant portfolios were acquired using funds from the Laurus Master Fund Ltd. financing: On February 21, 2005, our subsidiary, Pipeline Acquisitions, purchased the rights to receive recurring revenue payments from an aggregate of 830 merchant accounts from CPS of New York, Inc. for the purchase price of $1,090,011 and on March 1, 2005, purchased 775 merchant accounts from Advanced Internet Services, LLC for an aggregate purchase price of $589,589 plus 512,080 shares of our restricted common stock. These purchases are expected to produce a gross profit of approximately $70,000 per month. On December 20, 2005, we completed our acquisition of Charge.com and paid all of our outstanding debt to Laurus Master Fund Ltd. with proceeds from a $15,000,000 financing arrangement with Sheridan Capital Advisors, LLC. On October 18, 2005, and effective September 30, 2005, we completed our acquisition of Aircharge. Our results of operations for the fiscal year ended December 31, 2005, includes the results of operation of Charge.com commencing December 20, 2005, Aircharge commencing September 30, 2005, and the acquisition of two merchant portfolios commencing as of their respective dates of acquisition and, therefore, do not reflect the results had the companies been combined for the entire year. Pro forma financial results of the Company, Charge.com and Aircharge are presented in note K of the financial statements of this annual report , which should be read together with this Management’s Discussion and Analysis of Financial Condition and Result of Operations.

It is our policy to periodically review the estimated useful lives of our intangible assets.  Historically, we have reviewed our acquired merchant portfolios and residual rights purchases for impairment on a yearly basis. We have now chosen a more conservative approach. We now estimate for accounting purposes the remaining useful life to be seven years. The effect of this estimate is to increase our amortization expense, which is a non-cash expense, by $718,415 for the year 2005.  Our examination of the combined cash flow produced from our acquired merchant portfolios and residual rights purchases indicates that aggregate cash flow has not been impaired and, actually, remains at a level exceeding the level of cash flow generated by these intangible assets when acquired.  We will continue to amortize these intangibles in future years and periodically test them for impairment.  The amortization expense represents a recognition and estimated allocation of the initial cost of the acquired merchant portfolios and residual rights as a non-cash expense against the income generated by these assets.

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

We are aware that the SEC accounting staff has recently raised certain revenue recognition concerns regarding companies in our industry. There is a risk that if the SEC were to determine that our current revenue recognition policies were incorrect, such policies may need to be altered and our recognition of revenues on a going forward basis may be materially and adversely effected. Moreover, this change may require us to restate prior financial statements to reflect substantially lower revenue numbers, which could effect public confidence in our accounting controls and have a negative impact on our public stock price. However, as there would be a corresponding reduction in our reported cost of services sold, we do not believe that any such change in revenue recognition policy would require us to restate our previous EBITDA, net earnings or stockholders’ equity results.

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

Accounting for Stock-Based Compensation. In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options and showing pro forma disclosure only. This standard is effective as of January 2006 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. SFAS No. 123R permits public companies to adopt its requirements using one of three methods: the “modified prospective” method, the “modified retrospective” method to January 1, 2005, or the “modified retrospective” method to all prior years for which SFAS No. 123 was effective. We shall use the modified prospective method. We will adopt the provisions of this standard on January 1, 2006 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards on that date.

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

Results of Operations

Twelve Months Ended December 31, 2005 Compared to Twelve Months Ended December 31, 2004

PIPELINE DATA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31
	2005	2004
Revenue	$24,097,575	$15,565,134

Interchange	12,049,353	8,267,961

Cost of services sold	5,377,176	4,000,070

Cost of goods sold	148,076	175,939

Total cost of goods and services sold	17,574,605	12,443,970
Gross profit	6,522,970	3,121,164

Operating Expenses
Salaries and payroll cost	6,522,970	1,928,121

Selling, general and administrative	1,705,680	1,140,923

Depreciation and amortization	833,964	46,128

Total operating Expenses	6,216,633	3,115,172
Net (loss) from operations	306,337	5,992
Other income and expenses
Interest and other income	75,375	64,266

Interest expense	(792,788)	(367,479)

Total other income (expenses)	(717,413)	(303,213)
Income (loss) before income
tax benefit	(411,076)	(297,221)

Benefit from income taxes	779,833	-0	-

Net income (loss)	$368,757	$(297,221)

Revenues. Revenues increased $8.5 million or 55% to $24.1 million in 2005 from $15.6 million in 2004. This increase was primarily attributable to our acquisition of merchant account portfolios, our growth by acquiring new merchant accounts through our sales channels, and improved vendor pricing.

Interchange Expenses. Interchange expenses increased $3.8 million or 46% to $12.0 million in 2005 from $8.3 million in 2004. The increase was primarily attributable to increased charge volume from our merchant account portfolio acquisitions.

Other costs of goods and services sold. Other costs of goods and services sold increased $5,130,635or41.2% to $17,574,605 in 2005 compared to $4,176,009 in 2004, and yielded a gross profit of $6,522,970 as compared to $3,121,164 for the year ended December 31, 2004.

Operating Expenses. Salaries and payroll related costs increased $1,748,868 or 90.7% to $3,676,989 in 2005 compared to $1,928,121 in 2004. Selling, general and administrative expenses increased $564,757 or 49.5% to $1,705,680 in 2005 compared to $1,140,923 in 2004. This increase was due primarily to personnel and facilities related to the establishment of our Alpharetta merchant processing center and increased customer support staff. Aggregate Selling, general and administrative expenses consisted of the following categories as a percentage of revenues for the year ended December 31, 2005: Rent: $193,248 (0.8%); Professional Fees: $172,266 (0.7%); Telephone: $148,645 (0.6%); Office: $42,555 (0.2%).

Other Expense. Other expense in 2005 primarily consisted of $792,788 in interest expense. This represents an increase of $425,309 or115.7% from $367,479 in 2004 primarily due to an increase in interest expense resulting from increased borrowings to fund merchant portfolio acquisitions, the acquisition of World Products, Inc, the acquisition of Charge.com, Inc and working capital needs.

Income Tax. Income tax benefit increased to $779,833 in 2005 from $-0- in 2004 due to an increase in taxable income and the utilization of previously unrecognized net operating loss carryforwards which has resulted in a favorable impact on the effective tax rate and a reduction to the valuation allowance applied to net deferred tax assets.

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

Liquidity and Capital Resources

In accordance with our external growth strategy, we have identified the small to medium-sized merchant segment of the payment processing market as one containing possible acquisition targets for us. This business segment is serviced by many independent service organizations that lack the resources to generate sufficient scale in this underserved market. We believe opportunities exist for us to purchase these businesses or their portfolios when, among other things, their resources begin to limit their ability to continue to grow independently. We decided to access financing to take advantage of acquisition opportunities. On February 27, 2004, we entered into a series of financing arrangements with Laurus Master Fund, Ltd. to provide our company with convertible debt financing. Under the arrangement, we issued Laurus Master Fund, Ltd. a total of $6,000,000 in secured convertible notes as follows; a $2,000,000 secured convertible note on February 27, 2004, a $1,000,000 secured convertible note on June 16, 2004, and a $3,000,000 secured convertible note on August 31, 2004. On September 30, 2005, we issued CAMOFI Master LDC a $2,000,000 senior secured convertible note. On December 20, 2005, we entered a Financing Agreement with Sheridan Capital Advisors, LLC. We issued Sheridan Capital Advisors, LLC a $15,000,000 senior secured note. The senior secured note matures on December 20, 2006 and bears interest at seventeen (17) percent. We used the proceeds from the Sheridan financing to repay all of our outstanding debt owed to Laurus Master Fund Ltd. and complete our acquisition of Charge.com. We granted Sheridan Capital Advisors, LLC a first priority security interest in our assets and the assets of our subsidiaries pari passu with a security interest granted to CAMOFI Master LDC. Upon a public offering of our equity securities, we will be required to repay at least $7.5 million of our outstanding debt to Sheridan Capital Advisors, LLC.

We increased our cash and cash equivalents to $2,254,664 at December 31, 2005 from a balance of $693,852 as of December 31, 2004. On September 30, 2005, we received $2,000,000 in gross proceeds from the issuance of $2,000,000 of Senior Subordinated Convertible Notes bearing interest at prime plus 2½% and warrants to purchase 700,000 shares of common stock, and on December 20, 2005, we received gross proceeds of $15,000,000 from the issuance of a $15,000,000 Secured Senior Note bearing interest at 17% per annum.

Operating activities

Net cash used by operating activities was $878,828 for the year ended December 31, 2005. Net income of $368,757, depreciation and amortization of $833,964 and the issuance of $1,368,613 of common stock for services, debt, portfolio acquisition, was further adjusted by a use of cash for changes in operating assets and liabilities of $512,244. The change in operating assets and liabilities was primarily caused by an increase in accounts receivable related our merchant portfolio growth and in tax liabilities and other short term liabilities.

Net cash used by operating activities was $879,419 for the year ended December 31, 2004. Net loss of $297,221, depreciation and amortization of $46,128 and the issuance of $254,121 of common stock for services, debt, portfolio acquisition, was further adjusted by a use of cash for changes in operating assets and liabilities of $512,244. The change in operating assets and liabilities was primarily caused by an increase in accounts receivable related our merchant portfolio growth and decreases in payables and other short term liabilities.

Investing activities

Net cash used in investing activities was $8,503,853 for the year ended December 31, 2005. Net cash used by investing activities included $1,738,645 which was invested in purchasing merchant portfolios, $7,500,000 to fund the purchase price of Charge.com, $200,000 to fund the Purchase price of Aircharge, and an additional $200,000 invested in notes receivable related to merchant portfolio acquisitions. In addition, $434,971 of funds were invested in computer and office equipment.

Net cash used in investing activities was $3,903,881 in for the year ended December 31, 2004. $665,456 was invested in purchasing rights to receive recurring revenue payments from our sales agents, $574,582 was invested in the acquisition of a merchant portfolio, and $567,168 invested in the cost of our convertible loan from Laurus Master Fund, Ltd. In addition, $257,962 of funds were invested in computer and office equipment.

Financing activities

Net cash provided by financing activities was $10,943,493 for the year ended December 31, 2005. On September 30, 2005, we received gross proceeds of $2,000,000 from CAMOFI Master LDC in exchange for our senior convertible notes plus 700,000 warrants to purchase shares of our stock at a price of $1.10 per share.On December 20, 2005, we received gross proceeds of $15,000,000 from Sheridan Capital Advisors, LLC in exchange for our senior secured notes. $6,249,805 in funds were used to repay debt including the full repayment of Laurus Master Fund convertible debt of $5,833,335. An additional $121,685 was provided from the exercise of warrants. Lease obligations were reduced by the use of $54,184. Lease financing provided a source of $125,797 of funding for the year ended December 31, 2005.

Net cash provided by financing activities was $5,356,937 for the year ended December 31, 2004. We continued to be funded in part through a net increase in convertible note issuances in the amount of $289,400 and an additional $37,310 was provided from the exercise of warrants related to these notes. In addition, secured convertible notes aggregating $6,000,000 were issued to Laurus Master Fund, Ltd. Of such amount, $1,000,000 was used to retire 2,000 shares of Series A Preferred Convertible Stock held by Kevin and Nancy Weller, $665,456 was used to purchase the rights to receive recurring revenue payments from our sales agents and an additional $574,582 was used for merchant portfolio acquisitions. Kevin Weller was issued an additional 100,000 shares of common stock as additional consideration for releasing his lien on the NMSI merchant portfolio. Laurus Master Fund, Ltd was also issued warrants to purchase up to 1,100,000 shares of stock at prices ranging from $1.25 to $1.75 per share. Lease obligation were reduced by the use of $11,310. Lease financing provided a source of $60,988 of fundingfor the year ended December 31, 2004.

As of December 31, 2005, we had notes, capital lease obligations, and convertible debt outstanding of $18,017,440 consisting of $2,382,064 in long term debt and $15,635,376 in short term debt, with $525,000 owed to stockholders and $0.00 owed to officers and directors and $17,964,940 owed to third parties. With respect to our long term debt outstanding of $2,382,064, $2,247,734 is convertible into shares of our common stock at conversion prices ranging from $0.60] to $1.50 per share. The notes mature between June 2005 and September 2008

As of December 31, 2005, we had issued $322,734 in 8% convertible debt. The outstanding notes have a two- year term, accrue interest at an annual interest rate of 8% and have33 1/3% warrant coverage at conversion prices ranging from $.60 to $1.00 per share.In addition the exercise of warrants by the holders of 8% convertible notes which resulted in proceeds of $121,685. During 2005, we continued to be funded in part through a net increase in lease financing of $92,223.

As of December 31, 2005, we received $2,000,000 in gross proceeds from the issuance of $2.0 million of Senior Subordinated Convertible Notes bearing interest at prime plus 2½% and warrants to purchase 700,000 shares of common stock, and we received gross proceeds of $15,000,000 from the issuance of a Senior Secured Note bearing interest at 17% per annum. In addition, we issued $525,000 of convertible notes bearing interest at the LIBOR (London Interbank Offer Rate) rate per annum for deposits in US dollars for a period of 30 days to the former stockholders of World Products, Inc. (d.b.a. Aircharge) as a part of the amount exchanged for their shares of World Products, Inc. common stock. We also have capitalized debt issuance costs and discount on long term debt of $368,620 that are being amortized to interest expense over the life of these loans.

As of December 31, 2004, we had notes, capital lease obligations, and convertible debt outstanding of $5,756,734 owed to officers, directors and third parties. Of such amount, $6,565,424 is convertible into 13,905,015 shares of our common stock at conversion prices ranging from $0.35 to $1.20 per share. The notes mature between June 2004 and August 2007. $739,204 of the debt issued as of December 31, 2004 had 33% warrant coverage at conversion prices ranging from $.35 to $1.00 per share. Our weighted average interest rate was approximately 5% as of December 31, 2004 excluding amortization of finance costs. Subsequent to December 31, 2004, 8% convertible note holders converted $416,470 of the convertible notes into share of our common stock.

On March 8, 2002, Jack Rubinstein, our Chairman of the Board, loaned our company $100,000 for working capital purposes. The promissory note evidencing this transaction originally had a term of one-year and bears interest at the rate of 8% per annum. The principal and interest of the note is convertible into our common stock at the then current market price of $0.35 per share. Upon conversion, Mr. Rubinstein shall receive warrants equal to 100% of the number of shares converted with a minimum warrant issuance of 100,000 shares. On March 8, 2003, the note was renegotiated and the term was extended to March 8, 2005. On December 31, 2004 the note plus accrued interest was converted to 348,825 shares of our common stock and the expiration date of the warrants was extended to March 8, 2008.

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

Our management believes that it will be able to fund our operations for at least the next 12 months through the use of the proceeds of this offering as well as our present cash position and the continuation of revenue producing activities by our operating subsidiaries. Our management may need to seek further capital through exercise of our warrants or by other capital raising needs in order to continue our growth. Other than this offering, we have no commitments, agreements or understanding with respect to any equity or debt financing.

Management’s Review of Company Progress

For the year ended December 31, 2005, we achieved record annual financial growth in four key areas: gross revenue, gross profit, net profit and EBITDA, due to our continuing sales initiatives, the success of Pipeline Data Processing “PDP” and the receipt of the full impact of portfolio purchases made in the first quarter of 2005. We also acquired Charge.com and Aircharge. We continued, and expect to continue in the future, our efforts to eliminate non-recurring expenses and non-cash charges, such as payment in stock for services rendered to us.

Gross revenue for the year ended December 31, 2005 grew 54.8% to $24,097,575 from $15,565,134 for the year ended December 31, 2004. Gross revenue for the three months ended December 31, 2005 grew 59% to $7,062,713 from $4,442,941 for the three months ended December 31, 2004.

Gross profit for the year ended December 31, 2005 grew 109% to $6,522,970 from $3,212,164 for the year ended December 31, 2004. Net profit was $368,757 for the year ended December 31, 2005 as compared to a net loss of $297,221 for the year ended December 31, 2004. Gross profit for the three months ended December 31, 2005 grew 125.1% to3,399,801 from $949,873 for the three months ended December 31, 2004. Net loss was $141,754 for the three months ended December 31, 2005 as compared to a net loss of $246,295 for the three months ended December 31, 2004.

Our EBITDA, which means our earnings before interest, taxes, depreciation and amortization, for the year ended December 31, 2005 was $1,215,677 as compared with $116,386 for 2004. For the three months ended December 31, 2005 EBITDA was $381,431 as compared with negative $92,659 for the three months ended December 31, 2004.Gross margin increased to 27.1% for the year ended December 31, 2005 compared to 20.1% for the year ended December 31, 2004. In addition, gross margin for the three months ended December 31, 2005 grew to 30.3% from 21.4% for the year ended December 31, 2004. Management believes that as a result of our internal efficiencies and superior contract pricing, our gross profit margin will remain higher than industry averages.

As of December 31, 2005, Pipeline Data serviced more than 23,000 accounts. We believe that our results for the year ended December 31, 2005 validate the decisions we made in 2005 regarding the direction of our business, the utilization of our assets and the use of our proceeds.

In February and March 2005, we entered into agreements to acquire two merchant portfolios totaling 1,605 accounts from two ISO. The 1,605 accounts represented $142,000,000 in annual consumer charge volume.

Prior to the creation of the Pipeline Data Processing (PDP) division, our Dallas location served as the company’s technology and data center. Once PDP became operational in September 2004, the decision was made to gradually migrate all technology functions to the new facility. We accomplished this goal in July, and the Dallas location was formally closed. The relocation produced cost savings and eliminated redundancies. Currently, the Atlanta operations facility, PDP, provides state-of-the-art company-wide support for our IT, gateway and network functions, as well as underwriting, risk management and application boarding capabilities that are sufficient to meet the companies near term requirements.

In April, 2005 we relocated our corporate headquarters to Quincy, Massachusetts. The facility is suitable for our current operations, and we believe our new executive and sales offices allow for adequate expansion of our e-commerce sales initiatives. As of January 2006, we relocated our Brasher Falls, NY facility to a new 5,578 square foot location in the same town. The building houses our Northern Merchant Services division and our finance and accounting department. It also furnishes additional space for sales production.

We believe at this time that with the completed relocations of the Dallas, Boston and Brasher Falls facilities, we have sufficient office space capacity to meet our current growth objectives.

On September 30, 2005, we entered into a financing arrangement with CAMOFI Master LDC, an affiliate of Centrecourt Asset Management LLC. Under the arrangement, we issued CAMOFI Master LDC a $2,000,000 convertible note that will mature on September 30, 2008. The convertible note bears interest at an adjustable rate of Wall Street Journal Prime Rate plus two and one-half percent (2.5%). The note is convertible into registered shares of our common stock at the current fixed conversion price of $1.10 per share on a pre-split basis. Pursuant to the financing arrangement, we issued CAMOFI Master LDC warrants to purchase 700,000 shares of our common stock. The warrants have a five year term and an exercise price of $1.10 per share on a pre-split basis.

On October 1, 2005, Jim Plappert joined our company and was named Chief Marketing Officer and Vice President of Business Development. Mr. Plappert brings extensive experience in electronic payment processing to his position with Pipeline Data. In addition to serving as Senior Vice President of National Processing Company (formerly NYSE:NPC), which was acquired by Bank of America in 2004, he is past president of the Electronic Transactions Association, the leading international trade association representing companies that offer electronic transaction products and services. With Pipeline, Mr. Plappert oversees specialized vertical market opportunities, such as AIRCHARGE, and will gradually focus on sales and marketing initiatives company-wide. We believe the addition of Mr. Plappert further enhances an already experienced management team.

On October 7, 2005, and effective September 30, 2005, we acquired World Products, Inc. d.b.a AIRCHARGE, the first company to deploy a cellular phone-based credit card acceptance solution for mobile business merchants. AIRCHARGE was founded in 1999 and provides wireless payment products and value-added services to the credit card and check-processing marketplace.

Subsequent to finalizing the AIRCHARGE acquisition, AIRCHARGE had entered into a marketing arrangement with Nextel. The arrangement provided for AIRCHARGE to be named an Industry Solutions Partner to provide credit card processing and wireless check conversion to Nextel’s business customers. The marketing plan called for the hiring and training of several regional representatives to educate and support Nextel representatives throughout the United States. After the acquisition, Pipeline began to execute on its acquired commitments to Nextel. However, the unexpected merger between Sprint and Nextel caused a three month delay in the rollout of the AIRCHARGE marketing initiatives. Consequently, losses for the fourth quarter from the AIRCHARGE division were a greater than expected with a loss of $180,692. Currently, the marketing initiatives have been resumed and AIRCHARGE was recently selected by Sprint Nextel Corp. (NYSE:S) as a national “Industry Solutions Partner” to provide credit card acceptance solutions, credit card processing and wireless check conversion on all Nextel Java-enabled phones.

On November 9, 2005, we filed a Form SB-2 registration statement with the SEC for a stock offering valued at $24 million. In addition, we have applied for a national market listing of our securities. The listing application is subject to review by the exchange, which has sole discretion in determining its acceptance. Currently, our common stock is trading on the OTCBB under the symbol PPDA. Unless and until the application is accepted, our shares will continue to trade on the OTCBB.

On December 22, 2005, we announced that we had completed a $15 million debt financing arrangement led by Sheridan Capital Advisors, LLC. The proceeds from the financing have enabled us to complete our acquisition of Charge.com, Inc. (“Charge.com”) and repay all amounts outstanding under the $6,000,000 convertible debt obligation to Laurus Master Fund, Ltd., thereby reducing the potential dilution of shares associated with the Laurus convertible debt instrument.

The purchase price for Charge.com was $7.5 million in cash and $9.5 million in shares of Pipeline common stock. Charge.com generated $2.3 million in pretax income for the year ended December 31, 2004 and $1.9 million in pretax income for the nine months ended September 30, 2005.

We considered the acquisition of Charge.com complementary to our business for the following reasons: Pipeline will increase profitability of the newly acquired entity by: (a) relying on favorable vendor contracts, (b) utilizing our proprietary gateway, as well as our wholesale processing division’s infrastructure, and (c) employing our existing sales force to develop Charge.com’s excess lead capacity, which we believe has been largely untapped by the Charge.com marketing force.

Pursuant to the acquisition of Charge.com, the majority of all new merchant applications and gateway boardings have been integrated onto the PDP platform and SecurePay gateway system. At present, we believe we have accomplished our objective of integrating the Charge.com application and boarding functions into Pipeline Data. The efficiencies obtain by the rapid and seamless integration of the two companies have enabled us to release all former Charge.com employees except the two founders. At the time the acquisition was announced in March 2005, we were accepting approximately 500 new merchant applications per month. As we anticipated, the combined entity is currently accepting 1,000 new merchant applications per month.

Recent Developments

On January 12, 2006, we held our 2005 Annual Meeting of Stockholders in Fort Lauderdale, Florida. The meeting was webcast live and will be archived and available at www.pipelinedata.com for up to 12 months.

The meeting was held for the purposes of electing seven (7) members of the Board of Directors to serve until the 2006 Annual Meeting of Stockholders, to approve an up to eight for one reverse stock split of the company’s issued and outstanding common stock ($.001 par value) if required for a national market listing, to approve the adoption of the company’s 2005 Stock Option Plan, to ratify the appointment of Drakeford & Drakeford, LLC as the company’s independent auditors for the fiscal year ending December 31, 2005 and to transact such other business as may properly be brought before the Meeting or any adjournment thereof. All proxy recommendations set forth by the Board of Directors were approved.

[remainder of page intentionally left blank]

PART I

ITEM 1. FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared By the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2005, and the results of its operations and changes in its financial position from January 1, 2005, through

December 31, 2005, have been made.

INDEX TO FINANCIAL STATEMENTS

Part 1 - Financial Information
Page

Item 1 - Financial Statements

Balance Sheet as of December 31, 2005	F-4

Statements of Operations for the years ended December 31, 2005 and 2004	F-5

Statements of Operations for the three months ended December 31, 2005 and 2004	F-6

Statements of Stockholders’ Equity for the years ended December 31, 2005 and 2004	F-7

Statements of Cash Flows for the years ended December 31, 2005 and 2004	F-8

Notes to Financial Statements	F-9 - F-30

DRAKEFORD & DRAKEFORD, LLC

CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors of

Pipeline Data Inc.

We have audited the consolidated balance sheet of Pipeline Data Inc. as of December 31,2005 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pipeline Data Inc., as of December 31, 2005 and the consolidated results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

//Drakeford & Drakeford, LLC

March 10, 2006

PIPELINE DATA INC.

CONSOLIDATED BALANCE SHEET

December 31, 2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,254,664
Accounts receivable	1,518,830
Interest receivable	57,214
Inventory	71,689
Advances and prepaid expenses	139,322
Note receivable	175,000

Total current assets	4,216,719

PROPERTY AND EQUIPMENT, net	666,514

OTHER ASSETS
Restricted cash	75,489
Merchant portfolio, residual rights and other intangibles	10,316,935
Deferred acquisition and debt issuance costs	932,938
Notes receivable	750,000
Deposits	53,521
Deferred tax assets, net	780,138
Goodwill	24,556,638

Total other assets	37,465,659

TOTAL ASSETS	$43,348,892

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,320,334
Lease obligations-equipment	35,376
Notes payable	15,600,000

Total current liabilities	16,955,710
LONG-TERM LIABILITIES
Notes payable-World Products Shareholders	525,000
Note payable-Camofi Master LDC	1,400,000
Lease obligations-equipment	134,330
Notes payable-convertible 8%	322,734

Total long-term liabilities	2,382,064
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 5,000,000 shares authorized, no shares issued or outstanding at December 31, 2005
Common stock, $.001 par value: 95,000,000 shares authorized,
38,594,070 shares issued and outstanding at December 31, 2005	38,594
Common stock subscribed	5,780,207
Deferred stock compensation and unvested stock bonus	29,797
Additional paid-in capital	18,871,151
Retained Earnings (deficit)	(1,708,631)

Total stockholders’ equity	23,011,118

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,348,892

The accompanying notes are an integral part of these statements.

PIPELINE DATA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31, 2005	December 31, 2004

Revenue	$24,097,575	$15,565,134

Interchange	12,049,353	8,267,961
Cost of services sold	5,377,176	4,000,070
Cost of goods sold	148,076	175,939

Total cost of goods and services sold	17,574,605	12,443,970

Gross profit	6,522,970	3,121,164

Operating Expenses
Salaries and payroll cost	3,676,989	1,928,121
Selling, general and administrative	1,705,680	1,140,923
Depreciation and amortization	833,964	46,128

Total operating Expenses	6,216,633	3,115,172

Net income from operations	306,337	5,992

Other income and expenses
Interest and other income	75,375	64,266
Interest expense	(792,788)	(367,479)

Total other income (expenses)	(717,413)	(303,213)

(Loss) before income tax benefit	(411,076)	(297,221)

Benefit from income taxes	779,833	0

Net income (loss)	$368,757	$(297,221)

Basic and diluted earnings (loss) per common share:
Earnings (loss) per share
Basic	$0.01	$(.01)
Diluted	$0.01	N/A
Weighted average number of shares outstanding:
Basic	27,909,673	21,107,818
Diluted	29,312,083	N/A

The accompanying notes are an integral part of these statements.

PIPELINE DATA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended
	December 31, 2005		December 31, 2004

Revenue		$7,062,713	$4,442,941

Interchange		3,399,801	2,373,199
Cost of services sold		1,462,106	1,072,435
Cost of goods sold		62,294	47,434

Total cost of goods and services sold		4,924,201	3,493,068

Gross profit		2,138,512	949,873

Operating Expenses
Salaries and payroll cost		1,188,192	629,113
Selling, general and administrative		591,690	437,590
Depreciation and amortization		752,221	16,782

Total operating Expenses		2,532,103	1,083,485

(Loss) from operations		(393,591)	(133,612)

Other income and (expenses)
Interest income		22,801	24,171
Interest expense		(297,026)	(136,854)

Total other (expenses)		(274,225)	(112,683)

(Loss) before income tax benefit		(667,816)	(246,295)

Benefit from income taxes		526,062	0

Net (loss)		$(141,754)	$(246,295)

Basic and diluted earnings (loss) per common share:
(Loss) per share
Basic		$(0.1)	(.01)
Diluted	$	N/A	N/A
Weighted average number of shares outstanding:
Basic		30,436,164	25,525,334
Diluted		N/A	N/A

The accompanying notes are an integral part of these statements.

PIPELINE DATA INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in	Accumulated	Deferred
	Shares	Amount	Capital	Loss	Compensation	Total

Balance at December 31,2003	13,146,250	13,146	1,451,821	(1,780,167)	0	(315,195)

Conversion of 3,000 shares of series A preferred
conv. stock to 3,000,000 shares of common	3,000,000	3,000	1,497,000			1,500,000

(5,000 shares of series A preferred conv.) Canceled			5

Issuance of common stock for services	218,319	218	116,482			116,700

Issuance of common stock for residual rights	32,952	33	29,967			30,000

Issuance of common stock for additional portfolio	2,367,764	2,368	2,071,078			2,073,446

Issuance of common stock-employment agreements	69,422	69	86,708			86,777

Exercise of warrants	106,665	107	37,203			37,310

Exercise of stock options	10,000	10	3,490			3,500

Conversion of 8% conv. note to common stock	1,170,153	1,170	408,384			409,554

Issuance of common stock for interest	256,497	256	123,237			123,493

Issuance of common stock due to earnings level	5,674,000	5,674	2,124,366			2,130,040

Issuance of common stock for note payment	50,000	50	49,950			50,000

Deferred stock compensation, net of unvested
stock bonus outstanding					34,126	34,126

Net loss for the year ended December 31, 2004				(297,221)		(297,221)

Balance at December 31, 2004	26,102,022	26,101	7,999,691	(2,077,388)	34,126	5,982,530

Common stock subscribed						5,780,207

Issuance of common stock for interest and
conversion of principal on Laurus debt	199,880	200	199,680			199,880

Conversion of 8% convertible notes & interest to
common stock	828,571	828	289,171			289,999

Exercise of warrants	342,857	343	121,342			121,685

Issuance of common stock for services	297,332	297	78,420			78,717

Issuance of common stock for additional portfolio	64,010	64	70,347			70,411

Issuance of common stock for employment
agreements/Unvested stock bonus	153,340	153	190,929		(4,329)	186,753

Conversion of stock options	308,000	308	(308)			0

Acquisitions/Mergers	10,298,058	10,300	9,921,879			9,932,179

Net income for the year ended December 31, 2005				368757		368,757

Balance at December 31, 2005	38,594,070	$38,594	$18,871,151	$(1,708,631)	$29,797	$23,011,118

 The accompanying notes are an integral part of this statement.

PIPELINE DATA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended
	December 31, 2005	December 31, 2004

OPERATING ACTIVITIES:
Net Income (loss)	$368,757	$ (297,221)
Adjustments for noncash and nonoperating items:
Depreciation and amortization	833,964	46,128
Common stock for services, debt, portfolio, and other, net	1,368,613	254,121
Deferred taxes	(780,138)	0
Acquisitions of businesses, net of cash	(2,157,780)	0
Changes in operating assets and liabilities:
Receivables	(999,924)	(223,949)
Note receivable	0	(640,000)
Accrued interest receivable	(35,630)	(16,190)
Inventory	(31,602)	(18,177)
Deposits and other	(51,654)	(31,017)
Advances and prepaid expenses	(59,678)	(28,328)
Officer loans payable	0	(100,000)
Accounts payable and accrued expenses	645,634	170,028
Other loans and notes payable	0	(4,741)
Lease obligations-equipment	20,610	9,927

Cash used by operating activities	(878,828)	(879,419)
INVESTING ACTIVITIES:
Capital expenditures	(434,971)	(257,962)
Merchant portfolio and residual rights purchase	(1,738,645)	(1,240,038)
Acquisitions of businesses	(7,700,000)	0
Note receivable-non-current	(200,000)	0
Deferred acquisition and debt issuance costs	(365,770)	(567,168)
Change in restricted cash	1,935,533	(2,011,022)
Proceeds from preferred stock	0	172,309

Cash used by investing activities	(8,503,853)	(3,903,881)

FINANCING ACTIVITIES:
Proceeds from sale of stock	0	172,309
Proceeds from lease financing	125,797	60,988
Proceeds from convertible notes	0	289,400
Proceeds from exercise of warrants	121,685	37,310
Purchase of preferred stock from officer	0	(1,000,000)
Lease obligation payments	(54,184)	(11,310)
Proceeds from Laurus, Camofi, Sheridan notes	17,000,000	6,000,000
Loan payments	(6,249,805)	(166,665)

Cash provided by financing activities	10,943,493	5,382,032
NET INCREASE IN CASH	1,560,812	598,732
CASH BALANCE BEGINNING OF PERIOD	693,852	95,120
CASH BALANCE END OF PERIOD	$2,254,664	$693,852
NON CASH ACTIVITIES:
Interest	$792,788	$367,479
Corporate income taxes	$0	$0

The accompanying notes are an integral part of these statements

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES

1.	Nature of Operations/ Basis of Presentation

Nature of Operations

Pipeline Data Inc. (the “Company”), was incorporated in June 1997 in the state of Delaware. We are an integrated provider of merchant payment processing services and related software products. We deliver credit and debit card-based payment processing solutions primarily to small to medium-sized merchants who operate either in a physical business environment, over the Internet, or in mobile or wireless settings via cellular-based wireless devices that the Company sales.

Basis of Presentation

The accompanying consolidated financial statements of the parent holding company, Pipeline Data Inc., and its wholly-owned subsidiaries, SecurePay.com, Inc., Northern Merchant Services, Inc., Pipeline Data Processing, Inc., Pipeline Data Portfolio Acquisitions, Inc., Aircharge, Inc., Cardaccept.com, Inc. and Charge.com Acquisition, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements. Estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES (continued)

2.   Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash have been included in, and are a significant portion of, the cash and cash equivalents balances.

Restricted Cash:

Restricted cash of $ 75,489 represents funds held-on-deposit with processing banks pursuant to agreements to cover potential merchant losses.

3.   Inventories

Inventories consist of finished products of technical parts and supplies valued at the lower of cost or market.

4.	Accounts and Notes Receivable, net

The Company uses the allowance method to account for uncollectible accounts receivable. Accounts receivable are presented net of an allowance for doubtful accounts of $ 123,251.

The Company has three demand notes agregating $175,000 at the simple rate of 10% per annum and six long term secured promissory notes aggregating $750,000 together with interest at the rate equal to 6%-10% per annum due on or before July 7, 2007 and May 7, 2008. The $750,000 notes are secured by 1,000,000 shares, subject to calls for additional shares in the event that the average closing bid price per share in any 30 day period decreases below $.65 per share.

5.	Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method for financial reporting purposes and primarily accelerated methods for tax purposes. For financial reporting purposes, equipment is depreciated over five to seven years. Leasehold improvements and property acquired under capital leases are amortized over the useful life of the asset or the lease term, whichever is shorter. Depreciat equipment for the years ended December 31, 2005 and 2004 was $ 88,266 and $ 38,250,

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2005

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES (continued)

5.	Property and Equipment, net (continued)

respectively.

Repairs and maintenance are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized.

6.	Revenue and Cost Recognition

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

We follow the requirements of EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining our revenue reporting. Generally, where we have merchant portability and ultimate responsibility for the merchant, revenues are reported at the time of sale on a gross basis equal to the full amount of the discount charged to the merchant. This amount includes interchange paid to card issuing banks and assessments paid to credit card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Interchange fees are set by Visa and MasterCard and are based on transaction processing volume and are recognized at the time transactions are processed. Revenues generated from certain agent bank portfolios acquired as part of the FDMS acquisition are reported net of interchange, as required by EITF 99-19, where we may not have credit risk, portability or the ultimate responsibility for the merchant accounts.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2005

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES (continued)

6.	Revenue and Cost Recognition (continued)

We are aware, however, that the SEC accounting staff has recently raised certain revenue recognition concerns regarding companies in our industry. There is a risk that if the SEC were to determine that our current revenue recognition policies were incorrect, such policies may need to be altered and our recognition of revenues on a going forward basis may be materially and adversely effected. Moreover, this change may require us to restate prior financial statements to reflect substantially lower revenue numbers, which could effect public confidence in our accounting controls and have a negative impact on our public stock price. However, as there would be a corresponding reduction in our reported cost of services sold, we do not believe that any such change in revenue recognition policy would require us to restate our previous EBITA, net earnings or stockholders’ equity results.

7.	Reserve for Losses on Merchant Accounts

We maintain a reserve for merchant losses necessary to absorb chargeback and other losses for merchant transactions that have been previously processed and which have been recorded as revenue. We analyze the adequacy of our reserve for merchant losses each reporting period. The reserve for merchant losses is comprised of three components: (1) specifically identifiable reserves for merchant transactions for which losses are probable and estimable, (2) a calculated reserve based upon historical loss experience applied to the previously processed transactions, and (3) a management analysis component for concentration issues and general macroeconomic and other factors. At December 31, 2005 our reserve for losses on merchant accounts included in accrued liabilities and other totaled $ 85,911.

8. Advertising Cost

Advertising cost are expensed as incurred. Advertising expense totaled $ 55,300 for 2005 and $ 34,773 for 2004.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2005

9. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing pro forma disclosure only. SFAS 123R also supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “ Statement of Cash Flows.” This standard will be adopted by us as of January 2006 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. SFAS No. 123R permits public companies to adopt its requirements using one of three methods: the “modified prospective” method, the “modified retrospective” method to January 1, 2005, or the “modified retrospective” method to all prior years for which SFAS No. 123 was effective. We shall use the modified prospective method. We will adopt the provisions of this standard on January 1, 2006 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards on that date.

As permitted by SFAS No. 123, we currently follow APB Opinion No. 25 which provides for the accounting for share-based payments to employees and directors using the intrinsic value method and, as such, we generally recognized no compensation cost for such stock options. We are currently in the process of assessing the impact that SFAS No. 123R will have on our consolidated income statement in 2006. The historical pro forma income statement disclosure may not be indicative of future results due to the uncertainty of the number of new option grants as well as the assumptions and valuation method used.

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

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2005

NOTE B--EARNINGS PER SHARE (Continued)

A reconciliation of basic to diluted weighted average common shares outstanding is as follows for the years ended:

Year 2005	Income available	Common shares	Per share amount
Basic earnings per share	$368,757	27,909,673	$.01
Effects of dilutive securities:
Stock options	0	1,059,598.00
Warrants	0	95,402.00
Stock subscribed	0	247,410.00

Diluted earnings per share	$368,757	29,312,083	$.01

Year 2004	Income available	Common shares	Per share amount
Basic loss per share	$(297,221)	21,107,818	$(.01)
Effects of dilutive securities:
N/A

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

At December 31, 2005, the Company has net operating loss carry forwards for income tax purposes of $2,077,388. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2018.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2005

The components of the net deferred tax assets are as follows:

	2005	2004
Deferred tax assets:
Net operating loss carry forward	$706,312	$604,816
Current year (income) loss	(139,766)	101,055
Deferred revenue	306	367
Deferred stock compensation	10,131	18,819
Total deferred tax assets	856,515	725,057

Deferred tax liabilities:
Difference between book and tax
depreciation and amortization	76,377	94,403
Capital loss	0	10,747

Total deferred tax liabilities	76,377	105,150
Net deferred tax asset before
valuation allowance	$780,138	$619,907
Valuation allowance	0	(619,907)
Net deferred tax asset	$780,138	$0

SFAS No. 109, Accounting for Income Taxes, requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company’s ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Management believes that the Company will utilize the loss carryforwards in the future because the acquired new businesses and merchant portfolios will be profitable and will generate taxable income in the near term. However, there can be no assurance that the Company will generate taxable income or that all of its loss carryforwards will be utilized.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2005

NOTE D - COMMITMENTS AND CONTINGENCIES

Lease agreements

The offices of the Company’s subsidiary, SecurePay, Inc. are located at 1515 Hancock Street, Quincy, Massachusetts at a monthly rental of $6,644. The term of this lease shall be for five years with self-renewing unless terminated in writing no later than one hundred and eighty (180) days before each expiration. Each lease year shall be subject to a rent increase not to exceed the most current consumer price index increase from the prior year. Each extension shall be for the same terms as the original lease. The operations center for SecurePay was located at 13339 North Central Expressway Suite 103, Dallas, Texas. The facility lease was a four year lease that commenced on June 2002. An initial deposit of $850 and monthly rental of $768 is required on the leased square foot area of 865 square feet. This lease was terminated during August 2005 and a one time payment of $6,500 was made to satisfy any outstanding obligations under the lease. As of September 22, 2004, the Company expanded it’s operations center to One Point Royal, 4400 Northpoint Parkway, Alpharetta, Georgia and signed a lease with Highwoods DLF 98/29,LP. This is a sixty-two month lease with annual rent from $38,070 to $64,273. Total base rent for the sixty-two months is $304,699.04. On November 23, 2005, the first amendment to the Alpharetta lease was entered into for the expansion of an additional 1,290 square feet of office space with the following lease term: December 1, 2005 through July 31, 2006 ($775.07 monthly), August 1, 2006 through September 30, 2006 ($1,550.15 monthly) October 1, 2006 through September 30, 2007 ($1,596.38 monthly) October 1, 2007 through September 30, 2008 ($1,644.75 monthly) October 1, 2008 through September 30, 2009 ($1,694.20 monthly) October 1, 2009 through November 30, 2009 ($1,744.73 monthly).

As of October 1, 2005 the offices of the Company’s subsidiary, Aircharge, Inc., will pay the sum of $1,950 per month on a one year lease, renewable for three additional years, located in Hawkston Hall Office Centre I, 1800 Nations Drive, Gurnee, Illinois. The monthly rent installments will increase to $2,313 the second year, $2,393 the third year, and to $2,478 the fourth year.

On December 19, 2005, the Company’s subsidiary, Charge.com, Inc.’s original lease was assumed, located at 3201 W. Commercial Blvd., Suite 206, Fort Lauderdale, Fl.. The lease was entered into as of September 11, 2003 with an annual basic rent of $19,980 plus applicable sales tax. Upon every anniversary date of the lease term the rent shall be adjusted to reflect a four percent increase in the basic rent. The lease expires November 30, 2006.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2005

NOTE D - COMMITMENTS AND CONTINGENCIES (continued)

Lease agreements-continued

Our future minimum lease commitments under noncancelable leases are as follows at December 31, 2005.

Year Ending		Amount
2006		$172,421
2007		137,620
2008		140,683
2009		144,058
2010		125,735
	Total	$720,517

Total rent expense for the years ended 2005 and 2004 was $ 193,248 and $ 74,901, respectively.

Leases-Related Party:

The office of Northern Merchant Services, Inc. is located in Brasher Falls, New York, and has an annual lease with Kevin and Nancy Weller, officers of the Company. The lease commenced on September 2002, with monthly rental of $1,000. The Company moved in January 2006 to a new location in Brasher Falls and a new lease is being created by the Weller’s and the Company. Estimated monthly rental expense will be $3,000.

Capital Equipment Leases:

On January 28, 2003, the Company entered into a capital equipment lease with Hewlett Packard Financial Services Company, Murray Hill, New Jersey. The initial term of the lease is for a period of 48 months with a base lease amount of $661.77 per month and an advance lease payment of $1,412.87. The lease has an equipment purchase option on “ all or none” and “as-is, where-is” basis, without any representations or warranties, including no warranties of merchantability or fitness for a particular purpose. The equipment consist of five servers ($17,025), ten network products ($1,986.60), and four units of software ($3,559.50). The Company has an option to renew the Lease at the then Fair Market Rental Value and also has an option to return the equipment on or before the last day of the Lease term or purchase the equipment for $1.00. On July 1, 2004, the Company entered into two capital leases with American Express Business Finance for software installation services and equipment and MAS200 software. Both leases are for a term of sixty months with a buyout option of $1.00. Monthly payments on the equipment and software are $908.03 and $256.60 for the software installation services. On September 16, 2004, the Company entered into a capital lease with Ikon Financial Services for fax, copier and printer equipment. This lease is for a term of sixty months with a buyout option of $1.00 and monthly payments of $520.16. On March 1, 2005, the Company entered into a capital equipment lease with VAResources, Inc. for computer related

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2005

NOTE D - COMMITMENTS AND CONTINGENCIES (continued)

Lease agreements-continued

equipment in the amount of $47,199.32. The initial term of the lease is for a period of 36 months with monthly payments of $1,611.05 and an advance lease payment of $3,222.10. On March 30, 2005, the Company entered into two leases with VAResources, Inc. Both leases are for a term of 36 months with advance lease payments. The office furniture lease totals $20,830.00 with monthly payments of $722.36 and the advance two months payment of $1,444.72. The computer equipment lease totals $14,016.00 with monthly payments of $487.35 and the advance two months payment of $974.70.

On November 30, 2005, the Company entered into a capital equipment lease with Key Equipment Finance, Inc., Houston, Texas. The initial term of the lease is for a period of 60 months with a base lease amount of $474.63 per month and an advance lease payment of $1,024.26. The equipment consists of MAS 200 software, installation, setup, training and consulting services, aggregating a total of $20,255.

On December 1, 2005, the Company entered into a capital lease with Highline Capital Corp, Boulder Colorado. The initial term of the lease is for a period of 36 months with a base lease amount of $871.89 per month and an advance lease payment of $1,743.78. The equipment consists of panels, shelves, and other office partitions aggregating a total of $23,497.10.

NOTE E - STOCK OPTIONS AND WARRANTS

In February 2001, the company instituted the 2001-02 Non Statutory Stock Incentive Plan in order to award stock options, restricted stock and stock bonuses to selected individuals who make contributions to the success of our company. This plan was extended to the year 2004.

In September 2005, the Company’s Board of Directors approved the adoption of the 2005 Pipeline Data Inc Stock Incentive Plan in order to award restricted stock, nonqualified stock options and incentive stock options. This plan was approved by the Company’s stockholders in January 2006.

During the year ended December 31, 2005, the Company’s Board of Directors approved the grant of 5,859,464 stock options to employees and independent consultants with a weighted average exercise price of $1.60. Of the options awarded to employees during the year, 1,084,322 vested during the year and 579,006 vested as of January 1, 2006. The options awarded to the Directors at December 31, 2005,

75,000, vest on January 1, 2006.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2005

NOTE E - STOCK OPTIONS AND WARRANTS (continued)

As of December 31, 2005, 430,000 have been exercised and the Company has reserved an aggregate of 9,387,829 shares of common stock pending the exercise of the options. As of December 31, 2005, 3,885,178 were exercisable at a weighted average price of $1.04 per share.

We measure compensation expense for our stock option awards under the intrinsic value method in accordance with the provisions of Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees, (“ APB25”) and related interpretations. APB 25 requires compensation expense to be recognized based on the excess, if any, of the quoted market price of the stock at the date of the grant over the amount an employee must pay to acquire the stock.

Stock option activity is summarized as follows:

Options
Options outstanding, December 31, 2003	2,547,637
Forfeited	-0-
Exercised	(10,000)
Issued	430,478

Options outstanding, December 31, 2004	2,968,115
Forfeited	(130,250)
Exercised	(430,000)
Issued	5,859,464

Options outstanding, December 31, 2005	9,387,829

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2005

NOTE E - STOCK OPTIONS AND WARRANTS (continued)

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing pro forma disclosure only. This standard is effective as of January 2006 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. SFAS No. 123R permits public companies to adopt its requirements using one of three methods: the “modified prospective” method, the “modified retrospective” method to January 1, 2005, or the “modified retrospective” method to all prior years for which SFAS No. 123 was effective. We shall use the modified prospective method. The Company applies APB No. 25 in accounting for its employee stock option plans and, accordingly, recognizes employee compensation expense for the difference between the fair value of the underlying common shares and the exercise price of the option at the date of grant. The effect of applying SFAS No. 123 on pro forma net loss as stated above is not necessarily representative of the effects on reported net loss for future years due to, among other things (1) the vesting period of the stock options and (2) the fair value of additional stock options in future years (3) the exercise price was equal to or higher than the market price as of the date of the grant.

Our accounting policy for the issuance of equity instruments in exchange for goods or services received from other than employees are accounted for based on the fair value of the consideration received or the equity instrument issued, whichever is more reliably measurable.

We have outstanding warrants as follows:

Description	Quantity	Exercise Price	Expiration Date

Class A redeemable Warrants	785,210	$1.50	4/26/2006
Class B redeemable Warrants	971,233	$2.50	12/31/2007
Warrants issued 2/27/04	166,667	$1.25	2/27/2011
Warrants issued 2/27/04	166,667	$1.50	2/27/2011
Warrants issued 2/27/04	166,666	$1.75	2/27/2011
Warrants issued 6/16/04	83,334	$1.50	6/16/2011
Warrants issued 6/16/04	83,334	$1.80	6/16/2011
Warrants issued 6/16/04	83,334	$2.10	6/16/2011
Warrants issued 3/11/05	600,000	$1.40	8/31/2011
Warrants issued 3/11/05	100,000	$1.25	3/11/2012
Warrants issued 9/30/05	700,000	$1.10	9/30/2010
Warrants with 8% convertible notes issued in 2002	100,000	$0.35	3/8/2008
Warrants issued in 2004 with various 8% convertible notes	153,718	$0.65	2006
Warrants issued in 2004 with various 8% convertible notes	24,334	$1.00	2006

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2005

NOTE F – RELATED PARTY TRANSACTIONS

The Company’s subsidiary, Northern Merchant Services, Inc., leases office space from Kevin and Nancy Weller. (see Note D )

When the acquisitions of SecurePay and Northern Merchant Services, Inc. were purchased, certain earn-in capabilities based upon revenue milestones achieved were recorded as a contingency based on SFAS No.141-Business Combinations. When Northern Merchant Services, Inc. was acquired from Kevin and Nancy Weller, two million (2,000,000) shares were issued in 2004 to the Wellers pursuant to these milestones. Our board of directors determined that it is in the best interest of the Company to change the nature of the earn-in requirement and requested that a new milestone be created. Thus, the final one million shares earn-in is available if Kevin and Nancy Weller successfully (i) oversee and open a new facility in Brasher Falls and (ii) develop and launch a government payment processing solution. The board is currently reviewing completion of this milestone. The Northern Merchant Services, Inc. acquisition amounted to an additional 2,000,000 shares of common stock at a price of $.22 per share.

In March 2002, we acquired all of the stock of SecurePay in exchange for seven million six hundred thousand (7,600,000) shares of our common stock at closing and up to an additional seven million six hundred thousand (7,600,000) shares of our common stock based upon revenue milestones achieved within a specified period of time. The SecurePay acquisition amounted to an additional 3,800,000 shares of common stock at a price of $.46 per share. The remaining target was not met and the earn-in expired in March 2005.

Chasm Holding, Inc., a related party, was paid $265,333 during the year 2005 for management services.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2005

NOTE G – SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS

Details of Short-Term Debt:

December 31,
2005

Sheridan Asset Management, LLC	$15,000,000
Camofi Master LDC	$600,000

Details of Long-Term Debt:

8% Convertible notes	$322,734
Camofi Master LDC	$1,400,000
World Products Shareholders	$525,000

See Note-H for details.

Conversion of Convertible Notes:

The Holders shall have the right, at its option, at any time during the term of the Convertible Note, to convert the principal amount of the Convertible Note, or any portion of such principal amount, into that number of fully paid and nonassessible shares of Common Stock (as such shares shall be constituted) determined pursuant to the terms of the agreement. The term “Conversion Amount” means, with respect to any conversion on of the Convertible Note, the sum of (1) the principal amount of the Convertible Note to be converted in such conversion plus (2) accrued and unpaid interest, if any, on such principal amount at the determined interest rate.

Capital Lease Obligations:

See Note D-Lease Agreements for lease obligation. As of December 31, 2005, the current portion amounted to $35,376, and the long-term portion amounted to $134,330.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2005

NOTE H – DEBT/FINANCING

Debt/Financing:

On September 30, 2005, we entered into a financing arrangement with CAMOFI Master LDC, an affiliate of Centrecourt Asset Management LLC. Under the arrangement, we issued CAMOFI Master LDC a $2,000,000 convertible note that will mature on September 30, 2008. The convertible note bears interest at an adjustable rate of Wall Street Journal Prime Rate plus two and one-half percent (2.5%). The note is convertible into registered shares of our common stock at a fixed conversion price of $1.10 per share. To secure the obligations under our CAMOFI Master LDC note, we entered into a security agreement, dated September 30, 2005, under which we granted to CAMOFI Master LDC a second priority security interest in our assets. Pursuant to the financing arrangement, we issued CAMOFI Master LDC warrants to purchase 700,000 shares of our common stock. The warrants have a five year term and have an exercise price of $1.10 per share.

Upon the terms of the Merger agreement with World Products, Inc., the Company issued convertible promissory notes payable to the shareholders in proportion to their respective share holdings in the Company, in the aggregate principal amount of $525,000, which shall be convertible at maturity, at the shareholders’ option, to shares of the Company at $1.50 per share.

On December 20, 2005, the Company and its wholly owned subsidiaries entered into a loan agreement with Sheridan Asset Management, LLC in the original aggregate principal amount of $15,000,000. The twelve month term loan is secured by collateral consisting of all assets of the Company and its wholly owned subsidiaries. Terms of the note consist of a 17% rate of interest with monthly interest only payments required with a balloon payment of principal at maturity at month twelve. A $300,000 (2%) origination fee was paid to the lender at closing. A portion of the Sheridan note proceeds were used to fully pay the balance of the Laurus Master Fund debt.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2005

NOTE I – MERCHANT PORTFOLIO, RESIDUAL RIGHTS AND OTHER INTANGIBLES

Intangible assets primarily include merchant accounts from portfolio acquisitions (i.e. the right to receive future cash flows related to transactions of these applicable merchants). We periodically evaluate the carrying value of long-lived assets, in relation to the respective projected future undiscounted cash flows, to assess recoverability. Merchant portfolio, residual rights and other intangibles are amortized over seven years for financial statement reporting purposes and fifteen years for income tax purposes.

Change in Accounting estimate:

It is the Company’s policy to periodically review the estimated useful lives of its intangible assets. This review during 2005 indicated that actual lives for certain asset categories generally were shorter than the useful lives originally estimated. As a result, the Company revised the estimated useful lives of certain categories of the intangible assets, retroactive to January 1, 2005. The effect of this change in estimate was to increase amortization expense by $718,415 for the year 2005 and reduce net income by $344,628.

During the year ended December 31, 2005, the following merchant portfolios were acquired : On February 21, 2005, our subsidiary Pipeline Data Portfolio Acquisitions, Inc. purchased the Residual Rights from an aggregate 830 merchant accounts from CPS of New York, Inc. for the purchase price of $1,090,011 and on March 1, 2005, purchased 775 merchant accounts from Advanced Internet Services, LLC. for an aggregate purchase price of $589,589 plus 64,010 shares of our restricted common stock.

See Note-K for business acquisitions during the year 2005.

NOTE J- ACCOUNTING FOR GOODWILL

Cost in excess of net assets of businesses acquired (goodwill) represents the unamortized excess of the cost of acquiring a business over the fair values of the net assets received at the date of acquisition. Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, addresses financial accounting and reporting for acquired goodwill and other intangible assets, and requires that goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment. If facts and circumstances indicate goodwill may be impaired, we perform a recoverability evaluation by comparing carrying value to estimated fair value. The calculation of fair value includes a number of estimates and assumptions, including projections of future income and cash flows, the identification of appropriate market multiples and the choice of an appropriate discount rate.

The aggregate amount of goodwill acquired during the year 2005 was $22,231,876. Since goodwill recognized from acquisitions initiated after June 30, 2001 is assigned to the individual business acquired and is not amortized, our annual goodwill impairment review as of December 31, 2005 determined that no impairment charge for goodwill was required at that time.

F-24

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2005

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

Effective December 19, 2005, per the Agreement and Plan of Merger dated as of July 15, 2005, entered into by and among Pipeline Data Inc. and Charge.com Acquisition, Inc. (wholly owned subsidiary) and Charge.Com, Inc., a Florida corporation, Pipeline Data Inc. acquired all the stock of Charge.com in exchange for:

•	Seven Million Five Hundred Thousand ($7,500,000) Dollars in immediately negotiable funds; and
•

The number of shares of our restricted common stock that have an aggregate market value of Nine Million Five Hundred Thousand ($9,500,000) Dollars, which shares are subject to twelve month lock up provisions and of which shares valued at Five Million Five Hundred Thousand ($5,500,000) Dollars shall be afforded certain price protection provisions. This resulted in Nine Million Three Hundred Ninety Eight Thousand Fifty-Eight (9,398,058) shares of restricted stock by using the value of $1.03 per share.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2005

NOTE K – ACQUISITIONS (continued)

Pro Forma Disclosure for the Above Business Acquisitions:

World Products, Inc. D/B/A Aircharge

On October 7, 2005, the Company completed the purchase of World Products, Inc. d.b.a. AIRCHARGE by acquiring all of the outstanding capital stock of Aircharge for a total purchase price of $1.6 million. The acquisition was accounted for using the purchase method of accounting and, accordingly, Aircharge, Inc.’s results of operations have been included in the consolidated financial statements since the date of acquisition. The source of funds for the acquisition was a combination of the Company’s available cash, loan funds from Camofi Master, LDC and common stock.

The following table presents the allocation of the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed:

Cash and cash equivalents	$1,914
Accounts receivable	885
Accrued revenue receivable	6,769
Equipment	3,487
Deposits receivable	1,950
Goodwill	1,754,461

Total Assets	$1,769,466

Accounts payable	$144,286
Accrued expenses	955

Total liabilities	$145,241

Total acquisition cost	$1,624,225

The $1,754,461 assigned to goodwill is subject to impairment testing annually.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2005

NOTE K – ACQUISITIONS (continued)

Pro Forma Disclosure for the Above Business Acquisitions:

World Products, Inc. D/B/A Aircharge

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of Aircharge, Inc. had occurred at January 1, 2004.

	December 31, 2005	December 31, 2004
Sales	$24,381,151	$15,931,310
Net income (loss)	67,808	(294,492)
Net income per share-basic	0.01	(0.01)
Net income per share-diluted	0.01	N/A

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

Charge.com, Inc.

On December 19, 2005, the Company completed the purchase of Charge.com, Inc., by acquiring all of the outstanding capital stock of Charge.com, Inc. for a total purchase price of $24.7 million. The acquisition was accounted for using the purchase method of accounting and, accordingly, Charge.com, Inc.’s results of operations have been included in the consolidated financial statements since the date of acquisition. The source of funds for the acquisition was a combination of the Company’s available cash, loan funds from Sheridan Asset Management, LLC and common stock.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2005

NOTE K – ACQUISITIONS (continued)

Pro Forma Disclosure for the Above Business Acquisitions:

Charge.com, Inc.

The following table presents the allocation of the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed:

Cash and cash equivalents	$878,626
Accounts receivable	473,332
Furniture and fixtures	1,000
Computer software	12,000
Merchant portfolio	4,144,251
Deposits receivable	2,800
Organization cost	528
Goodwill	20,444,531
Total Assets	$25,957,068

Accounts payable	$1,251,012
Other current liabilities	4,070
Total liabilities	$1,255,082

Total acquisition cost	$24,701,986

Of the $24,588,782 of acquired intangible assets, $4,144,251 was assigned to merchant portfolio and will be amortized over seven years for financial purposes and fifteen years for tax purposes. The $20,444,531 assigned to goodwill is subject to impairment testing annually.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2005

NOTE K – ACQUISITIONS (continued)

Pro Forma Disclosure for the Above Business Acquisitions:

Charge.com, Inc.

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of Charge.com, Inc. had occurred at January 1, 2004.

	December 31, 2005	December 31, 2004
Sales	$24,189,139	$19,098,377
Net income	2,237,781	1,958,367
Net income per share-basic	0.07	0.05
Net income per share-diluted	0.06	0.04

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

NOTE L- SEGMENT INFORMATION AND GEOGRAPHICAL INFORMATION

We consider our business activities to be in a single reporting segment as we derive greater than 90% of our revenue and results of operations from processing revenues and other fees from card-based payments. During 2005 and 2004, we had no single customer that represented 3% or more of revenues. All revenues are generated in the United States.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2005

NOTE M- SUBSEQUENT EVENTS

On February 1, 2006, Pipeline Data Inc. entered into an asset purchase agreement with Millennium Merchant Services, Inc. and Kent Stiritz. Pursuant to the agreement, Millennium Merchant Services, Inc. and Kent Stiritz agreed to sell residual rights to certain agreements with IPayment, Inc. Cornstone, Concord EFS and Authorizenet to Pipeline Data Inc. in exchange for of Pipeline Data Inc. (the “Agreement Shares”) and certain other consideration. 2,246,764 of the Agreement Shares have been issued to the sellers and 1,953,236 shares of Pipeline Data Inc, remain available to be issued to the seller upon the transfer of additional residual rights under Future Agreements pursuant to the terms of the Agreement.

Item 8. Changes In and Disagreements With Accountants on Accounting an Financial Disclosure.

There have been no changes in, and no disagreements with, our company’s public accountants.

Item 8A. Controls and Procedures.

As of December 31, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Corporate Executive Committee (“CEC”) and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEC and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2005.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons. Directors, Executive Officers, Promoters And Control Persons

The following table provides information about our directors and executive officers as of March 1, 2 006.

Name	Age	Position

Jack Rubinstein	57	Chairman of the Board
MacAllister Smith	42	Chief Executive Officer, President and Director
Kevin Weller	39	Director
John Reeder	64	Director (Independent)
Harold Denton	62	Director (Independent)
Larry Goldstein	62	Director (Independent)
Michael M. Greenburg	49	Director (Independent)
Kevin Smith	37	Chief Operating Officer
Donald Gruneisen	51	Chief Financial Officer
Thomas Tesmer	59	Chief Technical Officer
James Plappert	46	Chief Marketing Officer
Philip Chait	42	Secretary

Jack Rubinstein, 57, has been our Chairman since inception. Mr. Rubinstein has been the general partner of DICA Partners, an investment hedge fund located in Hartsdale, New York, since the commencement of its operations in 1991. Mr. Rubinstein also acts as a management and financial consultant to various public companies in the telecommunications industry. He was a founding public board member of CD Radio, Inc. (Sirius Satellite Radio, Inc.) and aided in the funding of the Molloy Group, a help desk software developer. Mr. Rubinstein is also a founding member of The Capital Advisory Services, a consortium of consultants aiding the capital market needs of emerging private and smaller public companies.

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

MacAllister Smith, 42, has been our President, Chief Executive Officer and Director since March 2002. Mr. Smith has over fourteen years of experience in the merchant processing industry and has held ownership positions in three companies that have been merged with public corporations. Mr. Smith was most recently Regional Vice President of Nova Information Systems (NYSE:NIS) (employed from 1996 to 1998), a $2 billion corporation and one of the three largest credit card processors in the industry. He was President and CEO of Pinnacle Financial Technologies, Inc. (employed from 1994-1998), a nationally recognized firm and a pioneer in electronic benefits transfer programs. Pinnacle Financial Technologies, Inc. merged with Nova Information Systems in 1998. Mr. Smith was also co-founder and Senior Partner of AccesServices, Inc. (“AccesServices”) (employed from 1997 to 1998). He was part of the team that designed and built a nationwide network processing switch for retail and online MasterCard, Visa, American Express and debit card transactions. AccesServices was sold to Digital Courier Technologies, Inc. (NASDAQ:DCTI) in 1999.

Kevin J. Weller, 38, has been a director since August 2002. He has been president and director of NMSI since July 2001. Mr. Weller has over fourteen of experience in the payment processing industry. His entry was in 1992 with Netcom Data Corp. (“Netcom” as a sales representative. He left Netcom in 1997. In August 1997, Mr. Weller co-founded NMSI. Since 1997, he has consistently placed NMSI at the top of Nova Information System’s MSP Program in new account acquisition. NMSI amassed over 6,000 customers prior to its acquisition by us. NMSI was also selected as 2002 Business of the Year by the St. Lawrence County Chamber of Commerce. Mr. Weller holds a degree in Business Administration from SUNY Canton. Mr. Weller is married to Nancy Weller, who is the Vice President of our subsidiary NMSI.

John M. Reeder, 64, was elected to serve on our board of directors on January 12, 2006. From 1988 to the present, he has been the president of Peter D. Watson Agency, Inc., a large real estate brokerage firm in northern Vermont. From 1969 to 1973, he served as an officer and director of the gulf-coast regional insurance group, Gulf Central Group Inc., and as president of two of its subsidiaries, Edwards Insurance Agency Inc. and Indemnity Premiums Ltd. Mr. Reeder has served on numerous nonprofit boards, including Sterling College where he also served as treasurer, and is currently on the board of directors of the National Conference on Citizenship, a congressionally chartered, Washington D.C. based organization dedicated to the promotion of civic involvement in the United States.

Harold Denton, 62, was elected to serve on our board of directors January 12, 2006. From 1991 to the present, he has served as president of General Land Abstract Company, the largest Title Insurance company in the state of New Jersey where he initially began his career there in 1981. General Land underwrote over $4 billion of Title insurance in 2004 and was acquired by First American Financial (NYSE: FAF) in the same year. Mr. Denton served as an 0fficer in the U.S. Navy subsequent to his graduation from the University of Michigan in 1965.

Larry Goldstein, 62, was elected to serve on our board of directors January 12, 2006. Since January 1974 to the present, Mr. Goldstein has been the president of “PIRA” (Petroleum Industry Research Associates). Mr. Goldstein is a prominent expert in the petroleum industry. He is a member of the National Petroleum Council (NPC) named by the Secretary of Energy. He is a contributor to NPC studies and has testified numerous times before various Congressional committees on legislative and regulatory issues. Mr. Goldstein is also a member of PIRINC’s Board of Trustees and is a trustee of the Scientists Institute for Public Information. For the past two years, Mr. Goldstein has been a consultant to the Iraqi Coalition Provisional Authority on energy matters. Mr. Goldstein has been involved with the energy industry since his graduation from the City College of New York.

Michael M. Greenburg, 49, was elected to serve on our board of directors January 12, 2006. He has been a practicing attorney since June of 1984. He is a 1983 graduate of Pepperdine University School of Law. He served as an editor of the Pepperdine Law Review from 1982 through 1983 and has published two articles on constitutional law issues. He has been a member of the Massachusetts Bar since June of 1984, the Federal District Court for the District of Massachusetts since May of 1985, and the United States Supreme Court since April of 1991. For the first 10 years of his practice Mr. Greenburg worked as litigation counsel for varying individual and business concerns. From 1993 to the present he has been engaged in private practice with offices in Framingham, Massachusetts, with a focus on residential real estate transactions.

Kevin Smith, 37, has been our chief operating officer since May 13, 2004. He has been president and director of PDP. Mr. Smith has over 14 years experience in the merchant processing industry. Mr. Smith was employed by Concord EFS (recently acquired by First Data Corp. (NYSE:FDC)) from 1998 to 2004, serving as its Senior Vice President of ISO Sales and COO of Concord Payment Systems, a wholly owned subsidiary of Concord EFS. Mr. Smith was responsible for the wholesale credit card processing division, which included all aspects of operations and sales. Prior to that, Mr. Smith served as Operations Director for Bancard Systems of Irvine, CA from 1991 to 1998.

Donald W. Gruneisen, 51, has been our chief financial officer since September 2002. He has been chief financial officer of NMSI since July 2001. Mr. Gruneisen has over 20 years of experience in the telecommunications industry, with expertise in the areas of finance, management, accounting and top executive corporate management. Mr. Gruneisen holds an MBA from Clarkson University in Accounting and Management Information Systems and is a Certified Public Accountant with twelve years experience as a corporate officer (including serving in the positions of chief executive officer/general manager). He has been the Treasurer and Director of Finance of NMSI since July 2001. From June 2000 to July 2001, Mr. Gruneisen was a consultant providing strategic guidance with specialization in billing, accounting, and tax issues associated with the telecommunications industry and financial management. From January 1999 to June 2000, he was a senior accountant at Whalen, Davey & Looney, LLP. From 1977 to 1998, he worked for Nicholville Telephone Company, a $3.5 million ESOP-owned local exchange carrier/utility. He started with Nicholville Telephone Company in 1977 as an accountant and accounting manager and ultimately became Chief Executive Officer, General Manager and Treasurer from 1990 to 1998. His duties included the management of wireless, network services and joint ventures, including the sale of interests within those areas.

Thomas Tesmer, 59, has been our chief technology officer since July 2004. Mr. Tesmer is an experienced and competent senior operations executive with more than 25 years in the transaction processing business. From October 2002 to July 2004, Mr. Tesmer was the president of Symmetrex, Inc., a processing company supporting third party clients that operated stored value card programs in the United States and foreign markets. From June 1999 to December 2002, Mr. Tesmer was the executive vice president, front end systems of Heartland Payment Systems, the second largest independent merchant acquiring processing company in the nation and where Mr. Tesmer created and implemented a stand-alone transaction processing division. From November 1996 to June 1999, Mr. Tesmer served as president and chief executive officer of Access Services, Inc., a credit card merchant payments processing corporation servicing merchant sales agencies and financial institutions nationwide. Mr. Tesmer is currently a member of the board of directors of Q Comm International, Inc., a publicly-traded technology company, which trades on the American Stock Exchange under the symbol QMM.

James Plappert, 46, has been our chief marketing officer since October 2005. Mr. Plappert has spent over 23 years in the payment systems and merchant bankcard industry, holding executive level positions in a number of prominent companies. After serving nine years as vice president of national sales for PNC/Citizens Fidelity, Mr. Plappert joined Financial Alliance Processing Services from 1992-1997. He was part of an executive team that orchestrated the sale of the company to Deluxe Corporation (NYSE:DELUXE) in 1995. He also participated in an executive buy-back of the company from Deluxe Corporation the following year. In 1997, he joined National Processing Company (NPC), which was acquired by Bank of America in 2004. As senior vice president of NPC, Mr. Plappert managed Indirect Sales of business lines for the company, which was, at the time, the second largest merchant services provider in the U.S. Mr. Plappert assumed the positions of vice chairman and director of First National Processing, Inc. in 2000. Under his direction, the company was successfully repositioned, culminating in its eventual sale to iPayment (NASDAQ:IPMT) in 2001. In 2002, Mr. Plappert served as executive vice president of First American Payment Systems, where, as an equity investor in the company, he managed merger and acquisition activities. For over eleven years, Mr. Plappert held a number of executive level board positions, including president, with the Electronic Transaction Association (ETA), the leading international trade association representing companies that offer electronic transaction products and services. He currently serves or has served on the ETA’s Industry Relations, Executive, Risk and Member Recognition Committees.

Philip Chait, 42, has been our corporate secretary since March 2002. He has also been the corporate secretary of SecurePay since March 2002. On October 14, 2005, Mr. Chait filed for bankruptcy protection under Chapter 7 of the United States Bankruptcy Code. We do not believe that this action will have a material impact on our operations. Mr. Chait has over ten years experience in the merchant processing industry and has held an ownership position in two companies that have been sold to national corporations. He was most recently the Assistant Clerk for Nova Information Systems (NYSE: NIS). He was Vice President and COO of Pinnacle Financial Technologies, Inc., a nationally recognized firm and a pioneer in electronic benefits transfer programs. Pinnacle Financial Technologies, Inc. merged with NIS in 1998. Mr. Chait also served as CFO and Senior Partner of Access Services, Inc. His team formed, designed and built a nationwide network processing switch for MasterCard, Visa, American Express and debit card transactions. Access Services, Inc. was sold to Digital Courier Technologies, Inc. (NASDAQ: DCTI) in 1999.

None of our executive officers or directors, other than our secretary Philip Chait, is currently subject to any legal proceedings. As set forth above, on October 14, 2005, Philip Chait filed for bankruptcy protection under Chapter 7 of the U.S. Bankruptcy Code.

Board Composition

Our board of directors consists of seven (7) members. Four (4) of these directors qualify as “independent” pursuant to the rules of the NASDAQ National Market. Each of our directors was elected in accordance with our certificate of incorporation and bylaws. Our amended and restated certificate of incorporation provides that our board of directors will be elected to one-year terms.

Committees of the Board

Our board of directors has designated an audit committee, a compensation committee, and a corporate governance committee. The members of each committee are appointed by the board of directors and serve one-year terms.

Audit Committee

Our audit committee is comprised of Hal Denton, Michael Greenburg and Jack Rubinstein. We believe that Hal Denton meets the requirements for a “financial expert” under the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission and is independent, as that term is defined under the NASDAQ National Market listing requirements. Our audit committee is charged with the following responsibilities:

•	the engagement, oversight and compensation of our independent public accountants;
•	reviewing the plan, scope and results of the annual audit to be conducted by our independent public accountants;
•	pre-approving services provided to us by our independent public accountants;
•

meeting periodically with our independent public accountants and our Chief Financial Officer to review matters relating to our consolidated financial statements, our accounting principles and our system of internal accounting controls; and

•	reporting its recommendations as to the approval of our consolidated financial statements to our board of directors.

Compensation Committee

Our compensation committee is comprised of John Reeder and Michael Greenburg. The compensation committee determines our compensation policies and forms of compensation provided to our directors and officers. The compensation committee also reviews and determines bonuses for our officers and other employees. In addition, the compensation committee reviews and determines stock-based compensation for our directors, officers, employees and consultants and administrators our stock incentive plan. No interlocking relationship exists between our compensation committee and the compensation committee of any other company.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is comprised of John Reeder and Michael Greenburg. The corporate governance committee identifies, evaluates and recommends potential board and committee members. The committee also establishes and reviews board governance guidelines.

Code of Ethics

On December 31, 2003, our board of directors adopted a code of ethics that applies to our principal executive and financial officers. We intend to file amendments, changes or waivers to the code of ethics as required by SEC rules.

Item 10. Executive Compensation

The following table summarizes the cash compensation paid or to be paid by us, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2005, December 31, 2004 and December 31, 2003 to our Chief Executive Officer and each of our four other most-highly compensated executive officers, which we refer to as our “named executive officers,” in all capacities in which they served.

SUMMARY COMPENSATION TABLE

	Annual Compensation					Long-Term Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)(1)	Other Annual Compensation ($)(2)	Securities Underlying Options		All Other Compensation ($)
MacAllister Smith	2005	235,808	(3)	__		147,400	(4)	__
President and Chief	2004	122,227	(3)	__	—	116,000	(5)	—
Executive Officer	2003	70,854	(3)	—	—	183,667	(6)	—

Kevin Weller Director and President, Northern Merchant	2005	200,000	(7)	5,000	7,200	97,000	(8)	__
Services Inc.	2004	200,000		3,846	11,659	101,053	(9)	__
	2003	200,000		3,846	7,213	160,000	(10)	__

Kevin Smith	2005	150,000	(11)	__	7,200	810,750	(12)	62,505	(11)
Chief Operating Officer	2004	100,502		—	56,216	1,013,755	(13)	__
	2003	—		—	—	—		—

Thomas Tesmer	2005	150,000	(14)	__	2,539	60,750	(15)	__
Chief Technical Officer	2004	72,038		__	__	1,511,660	(16)	46,879	(14)
	2003	__		__	__	__		__

James Plappert	2005	37,692	(17)	__	__	509,692	(18)	__
Chief Marketing Officer	2004	__		__	__	__		__
	2003	__		__	__	__		__

Philip Chait	2005	133,688		__	__	36,000	(20)
Secretary	2004	122,227		—	—	16,316	(21)	—
	2003	70,854	(19)	—	—	25,833	(22)	—

(1)	The figures reported in the bonus column represent amounts earned and accrued for each year.
(2)

Other than as disclosed herein, the aggregate amount of any perquisites or other personal benefits for any individual executive officer was less than $50,000 or 10% of the total annual salary and bonus for such officer, and is therefore not included in the above table.

(3)

Mr. Smith received annual compensation of $240,000 commencing January 1, 2006. On July 5, 2005, the board of directors approved the issuance to Mr. Smith of 3,583,756 shares of our restricted common stock as compensation for his services associated with successful acquisitions and in consideration of a waiver of prior rights to stock issuances under previous agreements including but not limited to his rights under the 2002 SecurePay acquisition agreement. The issuance of these additional shares was triggered upon the closing of the Charge.com merger consummated under Mr. Smith’s direction but have not yet been issued. These includes payments to Chasm Holdings for management services which are attributed to him. Chasm Holdings is 50% owned by Catherine Brannon who is the sister of MacAllister Smith. The other 50% owner is Barbara Klein, Phillip Chait’s sister.

(4)	During calendar year 2005, Mr. Smith was awarded options to purchase 147,400shares of common stock at the exercise price of $1.20.
(5)	During calendar year 2004, Mr. Smith was awarded options to purchase 116,000 shares of common stock at the exercise price of $0.95.
(6)	During calendar year 2003, Mr. Smith was awarded options to purchase 183,667shares of common stock at the exercise price of $0.60.
(7)	Nancy Smith-Weller is Kevin Weller’s wife and vice president of our subsidiary NMSI. Mrs.

Smith-Weller earns a salary of $150,000 per year. On July 5, 2005, the board of directors approved the issuance to Mr. Weller of 25,000 shares of our restricted common stock and to Mrs. Smith-Weller of 20,000 shares of our restricted common stock as compensation for their services associated with successful acquisitions. The issuance of these additional shares was triggered upon the closing of the Charge.com merger.

(8)

During calendar year 2005, Mr. Weller was awarded options to purchase 97,000 shares of common stock at the exercise price of $1.20. Mrs. Smith-Weller, the wife of Mr. Weller, was awarded options to purchase 31,500 shares of common stock at the exercise price of $1.20.

(9)

During calendar year 2004, Mr. Weller was awarded options to purchase 111,053 shares of common stock at the exercise price of $0.95. Mrs. Smith-Weller, the wife of Mr. Weller, was awarded options to purchase 32,368 shares of common stock at the exercise price of $0.95.

(10)

During calendar year 2003, Mr. Weller was awarded options to purchase 160,000 shares of common stock at the exercise price of $0.60. Mrs. Smith-Weller, the wife of Mr. Weller, was awarded options to purchase 51,250 shares of common stock at the exercise price of $0.60.

(11)

On July 5, 2005, the board of directors approved the issuance to Mr. K. Smith or to a trust of his choice of 80,000 shares of our restricted common stock as compensation for their services associated with successful acquisitions. The issuance of these additional shares was triggered upon the closing of the Charge.com merger but have not yet been issued. In addition, Mr. K. Smith is entitled to receive 200,000 shares of our common stock, pursuant to his employment agreement, 94,436 of which already have been issued. Although authorized, the remaining 105,564 shares have not been issued yet. During calendar year 2005, Mr. K. Smith was issued 50,004 shares of our restricted common stock, which we have valued at $62,505. During calendar year 2004, Mr. K. Smith was issued 44,432 shares of our restricted common stock.

(12)

During calendar year 2005, Mr. K. Smith was awarded options to purchase an aggregate of 810,750 shares of common stock, as follows: 60,750 at the exercise price of $1.20, 750,000 at the exercise price of $1.00.

(13)

During calendar year 2004, Mr. K. Smith was awarded options to purchase an aggregate of 1,013,755 shares of common stock, as follows: 250,000 at the exercise price of $1.50, 250,000 at the exercise price of $1.75, 250,000 at the exercise price of $2.00, 250,000 at the exercise price of $2.25, 13,755 at the exercise price of $0.95.

(14)

On July 5, 2005, the board of directors approved the issuance to Mr. Tesmer or to a trust of his choice of 55,000 shares of our restricted common stock as compensation for their services associated with successful acquisitions. The issuance of these additional shares was triggered upon the closing of the Charge.com merger but have not yet been issued. In addition, Mr. Tesmer is entitled to receive 150,000 shares of our common stock, pursuant to his employment agreement, 62,493 of which already have been issued. Although the remaining 87,507 shares have not been issued yet, such issuance has been authorized. During calendar year 2005, Mr. Tesmer was issued 37,502 shares of our restricted common stock, which we have valued at $46,879. During calendar year 2004, Mr. Smith was issued 24,991 shares of our restricted common stock.

(15)	During calendar year 2005, Mr. Tesmer was awarded options to purchase 60,750 shares of common stock at the exercise price of $1.20.
(16)

During calendar year 2004, Mr. Tesmer was awarded options to purchase an aggregate of 1,511,660 shares of common stock, as follows: 500,000 at the exercise price of $1.50, 500,000 at the exercise price of $2.25, 500,000 at the exercise price of $3.00, 11,660 at the exercise price of $0.95.

(17)

Mr. Plappert’s employment contract provided for the issuance to Mr. Plappert or to a trust of his choice of 250,000 shares of our restricted common stock as compensation for their services associated with successful acquisitions. The issuance of these additional shares was triggered upon the closing of the Charge.com merger but have not yet been issued.

(18)

During calendar year 2005, Mr. Plappert was awarded options to purchase an aggregate of 509,692 shares of common stock, as follows: 9,692 at the exercise price of $1.20, 250,000 at the exercise price of $1.00, 250,000 at the exercise price of $1.00, to vest when the initial breakeven milestone in relation to the Aircharge merger is met, which event has not yet occurred.

(19)

Mr. Chait received annual compensation of $70,854 in 2003. These includes payments to Chasm Holdings for management services which are attributed to him. Chasm Holdings is 50% owned by Catherine Brannon who is the sister of MacAllister Smith. The other 50% owner is Barbara Klein, Phillip Chait’s sister.

(20)	On December 31, 2005 Philip Chait was awarded options to purchase 36,000 shares of common stock at an exercise price of $1.20.
(21)	On December 31, 2004, Mr. Chait was awarded options to purchase 16,316 shares of common stock at an exercise price of $0.95.
(22	On December 31, 2003 Mr. Chait was awarded options to purchase 25,833 shares of common stock at an exercise price of $0.60.

Option Grants in Last Fiscal Year

The following table sets forth information regarding stock options granted under our stock incentive plan in 2005 to each of our named executive officers.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Individual Grants
Name	Number of Securities Underlying Options/SARs Granted	% of Total Options/SARs Granted in Fiscal Year	Exercise or Base Price	Expiration Date

MacAllister Smith President and Chief Executive Officer	40,800 options 40,800options 40,800 options 25,000 options	2.5%	$1.20 per share	January 1, 2011 January 1, 2012 January 1, 2013 January 1, 2011
Kevin Weller Director and President of Northern Merchant Services Inc.	24,000 options 24,000 options 24,000 options 25,000 options	1.7%	$1.20 per share	January 1, 2011 January 1, 2012 January 1, 2013 January 1, 2011
Kevin Smith Chief Operating Officer and President of Pipeline Data Processing, Inc	750,000 options 83,333 options 83,333 options 83,333 options 83,333 options 83,333 options 83,333 options 83,333 options 83,333 options 83,334 options 83,334 options 83,334 options 83,334 options 20,250 options 20,250 options 20,250 options	32.6%	$1.00 $1.50 $1.75 $2.00 $2.25 $1.50 $1.75 $2.00 $2.25 $1.50 $1.75 $2.00 $2.25 $1.20 $1.20 $1.20 per share

July 5, 2010

May 13, 2010

May 13, 2010

May 13, 2010

May 13, 2010

May 13, 2011

May 13, 2011

May 13, 2011

May 13, 2011

May 13, 2012

May 13, 2012

May 13, 2012

May 13, 2012

January 1, 2011

January 1, 2012

January 1, 2013

Thomas Tesmer Chief Technical Officer	20,250 options 20,250 options 20,250 options 166,666 options 166,666 options 166,666 options 166,667 options 166,667 options 166,667 options 166,667 options 166,667 options 166,667 options	26.6%	$1.20 $1.20 $1.20 $1.50 $2.25 $3.00 $1.50 $2.25 $3.00 $1.50 $2.25 $3.00 per share	January 1, 2011 January 1, 2012 January 1, 2013 July 1, 2010 July 1, 2010 July 1, 2010 July 1, 2011 July 1, 2011 July 1, 2011 July 1, 2012 July 1, 2011 July 1, 2011

James Plappert Chief Marketing Officer	3,231 options 3,231 options 3,230 options 83,333 options 83,333 options 83,334 options 83,333 options 83,333 options 83,334 options	8.7%	$1.20 $1.20 $1.20 $1.00 $1.00 $1.00 $1.00 $1.00 $1.00 per share	January 1, 2011 January 1, 2012 January 1, 2013 January 1, 2011 January 1, 2012 January 1, 2012 Milestone not yet met Milestone not yet met Milestone not yet met
Philip Chait Secretary	12,000 options 12,000 options 12,000 options	0.6%	$1.20 per share	January 1, 2011 January 1, 2012 January 1, 2013

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION VALUES

The following table sets forth certain information concerning unexercised stock options held by the Named Executive Officers as of December 31, 2005.

Name	Shares Acquired on Exercise (No.)	Value Realized ($)	Number of Securities Underlying Unexercised Options at 2005 Fiscal Year-End(#) Exercisable/Unexercisable	Value of Unexercised In-the- Money Options at 2005 Fiscal Year-End ($)(1) Exercisable/Unexercisable
Name
MacAllister Smith President and Chief Executive Officer	None	None	639,210/254,523	$426,058 / $37,992
Kevin Weller	None	None	268,452/186,269	$153,885/$31,660
Kevin Smith	None	None	1,087,917/736,588	$113,417/ $1834
Thomas Tesmer	None	None	503,885/1,068,525	$777/ $1,555
James Plappert	None	None	-0-/509,692	$-0- / $75,000
Philip Chait	None	None	22,661/55488	$10,560 / $6,911

Stock Plan

On January 12, 2006, our stockholders approved our 2005 Stock Incentive Plan. The purposes of 2005 Stock Incentive Plan are to encourage ownership of Stock by eligible persons and to motivate eligible persons to exert their best efforts on our behalf, which is expected to benefit our stockholders by associating the interests of eligible persons with our stockholders and by enabling us to attract and retain personnel of the best available talent through the opportunity to share in the increased value of our common stock. All directors, officers, employees, consultants, advisors, agents, independent contractors or independent sales or service organizations providing us with services are eligible to participate in the 2005 Incentive Stock Plan. The 2005 Incentive Stock Plan is administered by a committee of non-employee directors designated by the Board of Directors. The 2005 Incentive Stock Plan provides for grants of options to purchase our common stock and restricted stock. Options vest and become exercisable at such times and upon such terms and conditions as determined by a committee designated by our Board of Directors. In general, the per share exercise price for any option may not be less than the fair market value of a share of our common stock on the date of grant. Both incentive and non-qualified stock options may be granted under the 2005 Incentive Stock Plan. The 2006 Incentive Stock Plan terminates on January 11, 2016 and no more than 10,000,000 shares of our common stock may be granted pursuant to the plan.

Compensation of Directors

We pay our independent directors $1,500 for each board meeting they attend that is within 75 miles of the director’s home and $2,000 for each board meeting they attend that is more that 75 miles from the director’s home. We pay independent director’s $200 per hour for meetings held by conference call. We reimburse travel and incidental expenses and issue independent directors annual options to purchase 30,000 shares of our common stock at the then current market price. Payments to our other directors are as follows:

Mr. Jack Rubinstein, our chairman of the board, is entitled to receive an incentive bonus and a performance bonus annually, as determined by the Board as well as a performance bonus for services rendered since 2002 of up to $180,000, payable in cash or in kind. On July 31, 2005, the board of directors awarded Mr. Rubinstein 580,000 shares of our restricted common stock as compensation from 2002 through September as a performance bonus. On July 31, 2005, Mr. Rubinstein was issued 100,000 shares of restricted common stock as repayment of an accrued officer payable of $50,000. For his services as a director for the year ended December 31, 2005, Mr. Rubinstein was issued options to purchase 40,000 shares of our common stock at an exercise price of $1.20 per share. These shares expire on January 11, 2011.

Messrs. MacAllister Smith and Kevin Weller receive compensation for services rendered as our employees and officers. For their services as directors for the year ended December 31, 2005, they each were issued options to purchase 25,000 shares of our common stock at an exercise price of $1.20 per shares. These shares expire on January 11, 2011. These option issuances are also reflected in the Summary Compensation Table contained in this annual report.

Option terms are suspended for the periods of time during which directors may not exercise them, for example, due to contractual black-out periods.

Employment Contracts

MacAllister Smith is our chief executive officer. He has entered into a written employment contract effective January 1, 2006, pursuant to which he will be paid a salary of $240,000 and will be entitled to receive an incentive bonus up to an amount equal to his salary and a performance bonus as determined by the Board of Directors. Mr. Smith will be issued 3,583,756 shares of our restricted common stock as compensation for his services associated with successful acquisitions, the completion of a successful merger and the waiver of prior rights to stock issuances under previous agreements including but not limited to such rights under the 2002 SecurePay acquisition agreement.

Pursuant to a written employment agreement, dated August 26, 2002, Mr. Kevin Weller was named a director of our company and president of our subsidiary NMSI. He is paid a salary of $200,000 per annum and is entitled to receive an incentive bonus up to an amount equal to his salary and a performance bonus as determined by the Board of Directors, upon meeting or exceeding certain financial, sales or other goals set forth by the Board of Directors. Mr. Weller’s employment agreement has a term of four years.

Pursuant to a written employment agreement, dated August 26, 2002, Ms. Nancy Smith-Weller was named vice-president of our subsidiary NMSI. She is paid a salary of $150,000 per annum and is entitled to receive an incentive bonus up to an amount equal to her salary and a performance bonus as determined by the Board of Directors, upon meeting or exceeding certain financial, sales or other goals set forth by the Board of Directors. Ms. Smith-Weller’s employment agreement has a term of four years.

Pursuant to a written employment agreement, dated April, 2004, Mr. Kevin Smith was named our chief operating officer and president of our subsidiary PDP. He is paid a salary of $150,000 per annum. Mr. Smith was granted 200,000 shares of our restricted common stock to vest over a three year period. He was also issued 1,000,000 options issued in 250,000 lots at strike prices of $1.50, $1.75, $2.00 and $2.25, respectively. One-third of the options shall vest on the first anniversary date of the employment agreement, one-third shall vest on the second anniversary of the date of the agreement and one-third of which shall vest on the third anniversary of the date of the agreement. The term of the options shall be 5 years from vesting. Mr. Smith may also receive up to 1,000,000 options based on milestones including on-budget operations and the profitable implementation of our ISO division. The exercise price of the options shall be based on the trailing 5 day average stock price of our common stock on the date of the award. Mr. Smith’s employment agreement has a term of three years.

Pursuant to a written employment agreement dated July 1, 2004, Mr. Thomas Tesmer was named our chief technology officer. He is paid a salary of $150,000 per annum. Mr. Tesmer was granted 150,000 shares of our restricted common stock to vest over a three year period. He was also issued 1,500,000 options in 500,000 lots at strike prices of $1.50, $2.25 and $3.00, respectively. The first 500,000 option lot vests on the first three anniversary date of the employment agreement, the next 500,000 lot vests on the second anniversary of the date of agreement and the third 500,000 option lot vests on the third anniversary of the date of agreement. The term of the options shall be 5 years from vesting. Mr. Tesmer’s employment agreement has a term of three years.

Pursuant to a written employment agreement dated October 1, 2005, Mr. James Plappert was named our chief marketing officer. He is paid a salary of $150,000 per annum. He was also issued options to purchase the Company’s common stock with a value, equal to 25% of the monthly profit from the Aircharge subsidiary, up to a maximum of 500,000 Options. The strike price shall be the trailing 5 day average stock price of the Company common stock on the date of the award but, in any event, shall not be less than $1.00. He was also issued 250,000 options at a strike price of $1.00, which vest over three years. Mr. Plappert was also issued 250,000 options with a strike price of $1.00, to be awarded for meeting the initial breakeven milestone in relation to the Aircharge merger. Options will be granted immediately following the first breakeven month whether before or after the milestone referenced in the Supplemental Agreement. In addition and as an incentive, at the sole discretion of the CEO, we may pay the Mr. Plappert up to 250,000 Options, the strike price of which shall be the trailing 5 day average stock price of the Company common stock on the date of the award.

Pursuant to a written employment agreement dated September 30, 2005, Mr. Robert Wallace was named co-president of our subsidiary Aircharge. He is paid a salary of $100,000 per annum with a bonus based on net income of the subsidiary of up to $20,000 per month and up to $240,000 per year. Mr. Wallace was issued 500,000 options in 62,500 lots at strike prices of

$1.50, $1.75, $2.00 and $2.25, respectively. One-third of the options vests on the first three anniversary date of the employment agreement, the next one-third vests on the second anniversary of the date of agreement and the third one-third vests on the third anniversary of the date of agreement. The term of the options shall be 5 years from vesting. Mr. Wallace’s employment agreement has a term of three years.

Pursuant to a written employment agreement dated September 30, 2005, Mr. Richard Hoffman was named co-president of our subsidiary Aircharge. He is paid a salary of $100,000 per annum with a bonus based on net income of the subsidiary of up to $20,000 per month and up to $240,000 per year. Mr. Wallace was issued 500,000 options in 62,500 lots at strike prices of $1.50, $1.75, $2.00 and $2.25, respectively. One-third of the options vests on the first three anniversary date of the employment agreement, the next one-third vests on the second anniversary of the date of agreement and the third one-third vests on the third anniversary of the date of agreement. The term of the options shall be 5 years from vesting. Mr. Hoffman’s employment agreement has a term of three years.

Pursuant to a written employment agreement dated December 21, 2005, Mr. Gregory Danzig was named president of our subsidiary Charge.com. He is paid a salary of $150,000 per annum with yearly increases based on the United States Consumer- Price Index published by the Bureau of Labor Statistics, United States Department of Labor. Mr. Danzig will be awarded options to purchase our common stock, in accordance with our option plan in an amount no less favorable than the options provided to any executive officer of Pipeline or any executive officer of any subsidiary of Pipeline.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information concerning ownership of shares of our common stock outstanding at March 1, 2006, by: (i) each person known by us to be the beneficial owner of more than five percent of our common stock; (ii) each director and director nominee; (iii) each of the executive officers named in the summary compensation table; and (iv) all our directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned Before Offering (2)	Percentage of Class (2)
MacAllister Smith 1515 Hancock St, Suite 301 Quincy, MA 02169-5243	6,178,508(3)	13.9%
Chasm Holdings, Inc. 1515 Hancock St., Suite 301 Quincy, MA 92606	4,946,465(4)	11.1%
David Danzig 168 Thompson Street, Apt. 1 New York, NY 10012	4,699,029(5)	10.6%
Gregory Danzig 10950 Redhawk Street Plantation, FL 33324	4,699,029(6)	10.6%

Kevin J Weller 301 County Route 53 Brasher Falls, NY 13613	2,946,000(7)	6.6%
Nancy Smith Weller 301 County Route 53 Brasher Falls, NY 13613	2,950,000(8)	6.6%
Centrecourt Asset Management LLC 350 Madison Avenue, 8th Floor New York, NY 10017	2,522,682(9)	5.7%
Kent Stiritz 191 Park Avenue Arlington MA 02476	2,211,764	5.0%
Jack Rubinstein 370 Clayton Road Scarsdale, NY 10583	2,009,075(10)	4.5%
Lane P. Gordon 9 Mountainview Drive Framingham, MA 01701	1,470,588(11)	3.3%
Harold Denton 363 Wertsvill Rd Ringoes, NJ 08551	426,665	1.0%
Kevin Smith 405 Joanna Tae Court Alpharetta, GA 30004	316,500(12)	*
James L. Plappert 8 Anchorage Pointe Louisville, KY 40223	250,500(13)	*
John Reeder 828 N Shore Road Greensboro, VT 05841	122,000	*
Michael M. Greenberg Director 31 Broken Tree Rd Medway, MA 02053	121,847	*
Thomas W. Tesmer 835 Jacobs Ridge Lane Cumming, GA 30040	205,000(13)	*
Philip E. Chait 14 Jean Road Arlington, MA 02474	272,586(15)	*
Larry Goldstein Director 18 Johns Road – Strongs Neck Setauket, NY 11733	0	*
All Directors and Executive Officers as a Group (18 persons)		80.8%

*	less than one percent.

(1)	Each stockholder, director and executive officer has sole voting power and sole dispositive power with respect to all shares beneficially owned by it, unless otherwise indicated.
(2)	Based upon 39,687,537 shares of our common stock outstanding at March 17, 2006.
(3)

On July 5, 2005, the board of directors approved the issuance to Mr. Smith of 3,583,756 shares of our restricted common stock as compensation for his services associated with successful acquisitions and in consideration of a waiver of prior rights to stock issuances under previous agreements including but not limited to his rights under the 2002 SecurePay acquisition agreement. The issuance of these additional shares was triggered upon the closing of the Charge.com merger consummated under Mr. Smith’s direction. While these shares have not yet been issued, they have been included in this table.

(4)	Chasm Holdings is 50% owned by Catherine Brannon who is the sister of MacAllister Smith. The other 50% owner is Barbara Klein, Philip Chait’s sister.
(5)	Based on a Schedule 13D filed by David Danzig on December 30, 2005.
(6)

Based on a Schedule 13D filed by Gregory Danzig and Kauai Investment Holdings, LLC on December 30, 2005. Kauai Investment Holdings, LLC is a Florida limited liability company with a principal business address at 10950 Redhawk Street, Plantation, FL 33324. Gregory Danzig is the sole officer and manager of Kauai Investment Holdings, LLC and exercises sole voting power and dispostive power with regard to the shares.

(7)

Nancy Smith-Weller, Kevin Weller’s wife, beneficially owns 2,950,000 shares of common stock. Mr. Weller disclaims beneficial ownership of the shares held by Mrs. Weller, except to the extent of his pecuniary interest therein.

(8)

Kevin Weller, Nancy Smith-Weller’s husband, beneficially owns 2,946,000 shares of common stock. Mrs. Weller disclaims beneficial ownership of the shares held by Mr. Weller, except to the extent of her pecuniary interest therein.

(9)

Based on a Schedule 13G/A filed by Richard Smithline, Centrecourt Asset Management LLC and CAMOFI Master LDC on February 7, 2006, CAMOFI Master LDC currently holds an aggregate of 315,332 shares underlying Convertible Notes and warrants. Richard Smithline is a Director of CAMOFI Master LDC and his address is 350 Madison Avenue, 8th Floor, New York, New York 10017. Centrecourt Asset Management LLC is the investment manager of CAMOFI Master LDC and its address is 350 Madison Avenue, 8th Floor, New York, New York 10017. The amount reflected above does not include any shares that may be issued pursuant certain anti-dilution provisions of the Convertible Notes and the warrants. In addition, the terms of the Convertible Notes and warrants provide that CAMOFI Master LDC is not entitled to receive shares upon exercise of the warrants, upon payment of principal and interest on the notes, or upon conversion of the notes if such receipt would cause CAMOFI Master LDC to be deemed to beneficially own in excess of 9.99% of the outstanding shares of our common stock on the date of issuance of such shares.

(10)	Fali Rubinstein, Mr. Rubinstein’s wife, beneficially owns 201,500 shares of common stock, which such amount has been attributed to Mr. Rubinstein and included in this table.
(11)	Lisa Gordon, Mr. Gordon’s wife, beneficially owns 11,500 shares of common stock, which such amount has been attributed to Mr. Gordon and included in this table.
(12)

On July 5, 2005, the board of directors approved the issuance to Mr. K. Smith or to a trust as he directs 80,000 shares of our restricted common stock as compensation for his services associated with successful acquisitions. The issuance of these additional shares was triggered upon the closing of the Charge.com merger. While these shares have not yet been issued, they have been included in this table. In addition, Mr. K. Smith is entitled to receive 200,000 shares of our common stock, pursuant to his employment agreement, 94,436 of which already have been issued. Although the remaining 105,564 shares have not been issued yet, such issuance has been authorized and, thus, has been included in this table.

(13)

Mr. Plappert’s employment contract provided for the issuance to Mr. Plappert or to a trust of his choice of 250,000 shares of our restricted common stock as compensation for their services associated with successful acquisitions. The issuance of these additional shares was triggered upon the closing of the Charge.com merger but have not yet been issued.

(14)

On July 5, 2005, the board of directors approved the issuance to Mr. Tesmer or to a trust as he directs 55,000 shares of our restricted common stock as compensation for his services associated with successful acquisitions. The issuance of these additional shares was triggered upon the closing of the Charge.com merger. While these shares have not yet been issued, they have been included in this table. In addition, Mr. Tesmer is entitled to receive 150,000 shares of our common stock, pursuant to his employment agreement, 62,493 of which already have been issued. Although the remaining 87,507 shares have not been issued yet, such issuance has been authorized and, thus, has been included in this table.

(15)

Tracy Chait, Mr. Chait’s wife, beneficially owns 134,286 shares of common stock, which such amount has been attributed to Mr. Chait and included in this table. Juliette Chait, Mr. Chait’s minor daughter, beneficially owns 18,300 shares of common stock, which such amount has been attributed to Mr. Chait and included in this table.

Item 12. Certain Relationships and Related Transactions.

We lease our Brasher Falls, NY offices from Kevin Weller, our director and president of our subsidiary NMSI, and Nancy Weller, vice president of our subsidiary NMSI. Our original lease, effective September 1, 2002, had a term of 1 year and automatically renewed unless canceled due to just cause. The lease provided for monthly rental payments of $1,000, with the ability to raise the monthly rental upon thirty days written notice based on the state of the economy. This lease was terminated in January 2006 when our Company’s offices were relocated to 3 West Main Street in Brasher Falls, N.Y. On January 1, 2006 we entered into a lease agreement with Weller Enterprises, owned by our director Kevin Weller and the vice president of our NMSI subsidiary, Nancy Weller, for the lease of 5,578 square feet at 3 West Main Street, Brasher Falls, New York. The lease has a term of 5 years and renews annually upon 60 days written notice unless canceled due to just cause. The lease provides for monthly rental payments of $3,000.

On March 8th, 2002, Jack Rubinstein, our Chairman of the Board, lent our company $100,000 for working capital purposes. The promissory note evidencing this transaction has a term of one year and bears simple interest at the rate of 8%. The principal and interest of the note is convertible into common stock of Pipeline at $2.80 per share. Upon conversion, Mr. Rubinstein shall receive warrants equal to 100% of the number of shares converted with minimum warrant issuance of 1,000,000 shares. On March 8, 2003, the note was renegotiated and the term was extended to March 8, 2005. On December 31, 2004 the note plus accrued interest of $22,088.95 was converted to 348,824 shares of our common stock and the expiration date of the warrants was extended to March 8, 2008.

Chasm Holdings, a stockholder holding approximately 17.5% of outstanding common stock prior to this offering, is 50% owned by Catherine Brannon, who is the sister of MacAllister Smith, our chief executive officer. The other 50% owner is Barbara Klein, who is the sister of Philip Chait, our secretary. MacAllister Smith is the president of Chasm Holdings.

As of December 31, 2005, our company had issued $1,117,423 in 8% convertible notes. Of that amount, $322,734 is outstanding as of December 31, 2005. Related parties who purchased our notes are as follows:

Date	Name	Amount
12.31.02	Chasm Holdings	20,524	(2)
3.31.03	Chasm Holdings	26,120	(3)
6.26.03	Lane Gordon	50,000	(5)
5.6.03	Chasm Holdings	2,000	(4)
8.8.03	Tracy Bertolino	46,873	(1)
9.25.03	Chasm Holdings	5,000	(6)
9.25.03	Chasm Holdings	15,000	(6)
10.21.03	Chasm Holdings	15,000	(7)
10.27.03	Chasm Holdings	8,950	(8)
10.31.03	Lane Gordon	50,000	(9)

11.13.03	Lane Gordon	50,000	(10)
11.25.03	Chasm Holdings	5,000	(11)
12.18.03	Tracy Bertolino	1,400	(12)
1.8.04	Chasm Holdings	10,000
1.14.04	Chasm Holdings	4,000
1.28.04	Barbara Klein	15,000
2.27.04	Lane Gordon	50,400

(1)	Note and accrued interest converted into Pipeline Data stock on 8/8/2003.
(2)	Note and accrued interest converted into Pipeline Data stock on 12/31/04
(3)	Note and accrued interest converted into Pipeline Data stock on 3/31/05
(4)	Note and accrued interest converted into Pipeline Data stock on 5/6/05
(5)	Note and accrued interest converted into Pipeline Data stock on 6/26/2005.
(6)	Note and accrued interest converted into Pipeline Data stock on 10/01/05.
(7)	Note and accrued interest converted into Pipeline Data stock on 10/21/05
(8)	Note and accrued interest converted into Pipeline Data stock on 10/27/05.
(9)	Note and accrued interest converted into Pipeline Data stock on 10/31/05.
(10)	Note and accrued interest converted into Pipeline Data stock on 11/13/05.
(11)	Note and accrued interest converted into Pipeline Data stock on 11/25/05

(12)	Note and accrued interest converted into Pipeline Data stock on 12/18/05.

Certain of the transactions described above were approved at a time in which we did not have a majority of the independent directors as required by NASD rules. Due to the lack of independent directors, certain of such transactions may have presented a conflict of interest for some of the directors who approved the transactions. We believe, however, that the transactions were fair and comply with Section 144 of the Delaware General Corporation Law and that they were in our best interests. It is our current policy that all transactions between us and any of our officers, directors, 5% stockholders and their affiliates will be entered into only if such transactions are approved by a majority of the disinterested independent directors, are on terms no less favorable to us than could be obtained from unaffiliated parties and are reasonably expected to benefit us.

Item 13. Exhibits.

(a) The following exhibits are included as part of this report:

EXHIBIT

NUMBER DESCRIPTION LOCATION

Exhibit No	Description

3.1*	Certificate of Incorporation

3.2*	Amended and Restated Certificate of Incorporation

3.3*	By-laws of registrant

3.4*	Form of class A Redeemable Warrant

3.5*	Form of class B Redeemable Warrant

3.6*	Form of class A Warrant Agreement

3.7*	Form of class B Warrant Agreement

3.8*	Form of Lock-up Agreement

10.1*	Web site development and servicing agreement

10.2*	Consulting Agreement with Unifund America, Inc.

10.3*	Agreement with Rainbow Media

10.4*	Promissory Note dated November 1,2000 issued by Accu-Search, Inc. as Debtor to Pipeline Date Inc. as Payee

10.5*	License Agreement for Technology dated November 1, 2000 between Pipeline Date Inc. and Accu-Search Inc.

10.6*	Amended Promissory Note by Accu-Search as Debtor to Pipeline as Payee

10.7*	Acquisition Agreement dated March 19, 2002 between the Registrant and SecurePay.Com,

10.8*	Acquisition Agreement dated August 26, 2002 between the Registrant and Northern Merchant Services, Inc.

10.9**	Securities Purchase Agreement dated February 27, 2004 between Pipeline Data Inc. and Laurus Master Fund, Ltd.

10.10**	Convertible Term Note dated February 27, 2004, made by Pipeline Data Inc. in favor of Laurus Master Fund, Ltd.

10.11**	Security Agreement dated February 27, 2004 by and between Pipeline Data Inc. and Laurus Master Fund, Ltd.

10.12**	Registration Rights Agreement dated February 27, 2004 by and between Pipeline Data Inc. and Laurus Master Fund, Ltd.

10.13**	Common Stock Purchase Warrant dated February 27, 2004 issued by Pipeline Data Inc, in favor of Laurus Master Fund, Ltd.

10.14**	Asset Purchase Agreement dated May 18, 2004, between Millennium Merchant Services, Inc. and Pipeline Data Processing Inc.

10.15**	Secured Term Note dated May 18, 2004 between Millennium Merchant Services, Inc. and Pipeline Data Processing Inc.

10.16**	Pledge Agreement dated May 18, 2004 Millennium Merchant Services, Inc. and Pipeline Data Processing Inc.

10.17**	Asset Purchase Agreement dated May 24, 2004 United Processing Corp and Pipeline Data Processing Inc.

10.18***	Convertible Term Note dated June 16, 2004, made by Pipeline Data Inc.in favor of Laurus Master Fund, Ltd.

10.19***	Security Agreement dated June 16, 2004 by and between Pipeline Data Inc. and Laurus Master Fund, Ltd.

10.20***	Security Agreement dated June 16, 2004 by and between SecurePay.com, Inc. and Laurus Master Fund, Ltd.

10.21***	Security Agreement dated June 16, 2004 by and between NMSI and Laurus Master Fund, Ltd.

10.22***	Stock Pledge Agreement dated June 16, 2004 by and between Pipeline Data Inc. and Laurus Master Fund, Ltd.

10.23***	Registration Rights Agreement dated June 16, 2004 by and between Pipeline Data Inc. and Laurus Master Fund, Ltd.

10.24***	Common Stock Purchase Warrant dated June 16, 2004 issued by Pipeline Data Inc, in favor of Laurus Master Fund, Ltd.

10.25****	Convertible Term Note dated August 31, 2004, made by Pipeline Data Inc. in favor of Laurus Master Fund, Ltd.

10.26***	Security Agreement dated August 31, 2004 by and between Pipeline Data Inc. and Laurus Master Fund, Ltd.

10.27***	Security Agreement dated August 31, 2004 by and between SecurePay.com, Inc. and Laurus Master Fund, Ltd.

10.28***	Security Agreement dated August 31, 2004 by and between NMSI and Laurus Master Fund, Ltd.

10.29***	Security Agreement dated August 31, 2004 by and between Pipeline Data Processing, Inc. and Laurus Master Fund, Ltd.
10.30***	Stock Pledge Agreement dated August 31, 2004 by and between Pipeline Data Inc. and Laurus Master Fund, Ltd.
10.31***	Stock Pledge Agreement dated August 31, 2004 by and between Pipeline Data Processing, Inc. and Laurus Master Fund, Ltd.
10.32***	Registration Rights Agreement dated August 31, 2004 by and between Pipeline Data Inc. and Laurus Master Fund, Ltd.
10.33***	Common Stock Purchase Warrant dated August 31, 2004 issued by Pipeline Data Inc, in favor of Laurus Master Fund, Ltd.
10.34***	Guaranties dated August 31, 2004 issued in favor of Laurus Master Fund, Ltd.
10.35***	Restricted Account Agreement dated August 31, 2004 by and among North Fork Bank, Pipeline Data Inc. and Laurus Master Fund, Ltd.
10.36****	Common Stock Purchase Warrant dated March 11, 2005 issued by Pipeline Data Inc, in favor of Laurus Master Fund, Ltd.
10.37****	Letter Agreement regarding release of funds from the Restricted Account.
10.38*****	Certification of Chief Executive Officer of Pipeline Data Inc. to Laurus Master Fund, Ltd.
10.39******	Securities Purchase Agreement dated September 30, 2005 between Pipeline Data Inc. and CAMOFI Master LDC
10.40******	Security Agreement dated September 30, 2005 by and between Pipeline Data Processing, Inc. and CAMOFI Master LDC
10.41******	Subsidiary Guarantee dated September 30, 2005 in favor of CAMOFI Master LDC
10.42******	Registration Rights Agreement dated September 30, 2005 by and between Pipeline Data Inc. and CAMOFI Master LDC
10.43******	$2,000,000 Senior Subordinated Secured Note dated September 30, 2005 in favor of CAMOFI Master LDC
10.44******	Common Stock Purchase Warrant to Purchase 700,000 shares of common stock of Pipeline Data Inc. dated September 30, 2005 in favor of CAMOFI Master LDC
10.45******	Agreement and Plan of Merger by and among Pipeline Data Inc., Charge.Com Acquisition, Inc., Charge.Com, Inc. and the shareholders of Charge.Com, Inc. dated July 15, 2005
10.46******	Agreement and Plan of Merger by and among Pipeline Data Inc., Aircharge, Inc. and World Products, Inc. d/b/a Aircharge dated August 15, 2005
10.47	Employment Agreement between Pipeline Data Inc. and James Plappert.
10.48******	Employment Agreement between Pipeline Data Inc. and Thomas Tesmer.
10.49******	Employment Agreement between Pipeline Data Inc. and Kevin Smith.
10.50******	Employment Agreement between Pipeline Data Inc. and Kevin Weller.
10.51******	Employment Agreement between Pipeline Data Inc. and Nancy Weller.
10.52******	2005 Stock Option Plan.

10.53	Loan Agreement dated as of December 20, 2005 between Pipeline Data Inc.and Sheridan Asset Management, LLC
10.54	Security Agreement dated as of December 20, 2005 between Pipeline Data Inc.and Sheridan Asset Management, LLC
10.55	Pledge Agreement dated as of December 20, 2005 between Pipeline Data Inc.and Sheridan Asset Management, LLC
10.56	Subsidiary Guarantee dated as of December 20, 2005 between each subsidiary of Pipeline Data Inc.and Sheridan Asset Management, LLC
10.57	Senior Secured Note dated December 20, 2005 made by Pipeline Data Inc.
23.2	Consent of Drakeford & Drakeford, Certified Public Accountant
31.1	Rule 13a-14(a)/15d-14(a) Certifications
31.2	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

______________

*	Previously filed as an exhibit to Registration Statement on Form SB-2, file number 333-79831

**	Previously filed as an exhibit to Registration Statement on Form SB-2, file number 333-114590

***	Previously filed as an exhibit to Amendment No. 1 to Registration Statement on Form SB-2, file number 333-121840

****	Previously filed as an exhibit to Amendment No. 2 to Registration Statement on Form SB-2, file number 333-12840

*****	Previously filed as an exhibit to Amendment No. 3 to Registration Statement on Form SB-2, file number 333-12840

******	Previously filed as an exhibit to Registration Statement on Form SB-2, file number 333-129612

Item 14. Principal Accountant Fees and Services.

Drakeford & Drakeford, LLC was the Company’s auditor or the year 2004 and 2005 billed for professional services as follows:

(a) Audit Fees

For the year ended December 31, 2005 billed audit fees were $52,926. For the year ended December 31, 2004 billed audit fees were $57,656.

(b) Tax Fees

For the year ended December 31, 2005 billed tax fees were $5,800. For the year ended December 31, 2004 tax fees of $3,500were billed.

(c)	All other fees

For the year ended December 31, 2005 fees in the amount of $49,500 were billed for audits and due diligence work related to the acquisition of World Products, Inc and Charge.com, Inc.

[remainder of page intentionally left blank]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 3, 2006

Pipeline Data Inc..
(Registrant)

/s/ MacAllister Smith
MacAllister Smith
President

/s/ Donald Gruneisen

Donald Gruneisen
Chief Financial Officer
(Principal Financial and
Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, as amended, this registration statement was signed by the following persons in the capacities and on the dates stated.

/s/ Jack Rubinstein	Chairman of the Board,
Jack Rubinstein	April 3, 2006

/s/ MacAllister Smith	Chief Executive Officer,
MacAllister Smith	President, Director
April 3, 2006

/s/ Kevin Weller	Director
Kevin Weller	April 3, 2006

/s/ Harold Denton	Director
Harold Denton	April 3, 2006

/s/ Larry Goldstein	Director
Larry Goldstein	April 3, 2006

/s/ Michael Greenburg	Director
Michael Greenburg	April 3, 2006

/s/ John Reeder	Director
John Reeder	April 3, 2006