Form 10QSB
period 2006-03-31
PIPELINE DATA INC
filed 2006-05-15
CIK 1086533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

PIPELINE DATA INC.

Form 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarter ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 8, 2006
Common Stock, $0.001 par value	39,687,537

PIPELINE DATA INC.

MARCH 31, 2006 QUARTERLY REPORT ON FORM 10-QSBA

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2006, and the results of its operations and changes in its financial position from January 1, 2006, through March 31, 2006, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005.

INDEX TO FINANCIAL STATEMENTS

Page

Part I – Financial Information – Pipeline Data Inc.

Item I – Financial Information

Balance Sheets as of March 31, 2006 (unaudited) and December 31, 2005	F-3

Statements of Operations for the three months ended March 31, 2006 and 2005 (unaudited)	F-4

Statements of Stockholders’ Equity for the three months ended March 31, 2006 (unaudited)	F-5

Statements of Cash Flows for the three months ended March 31, 2006 (unaudited)	F-6

Notes to Financial Statements	F-7– F-21

DRAKEFORD & DRAKEFORD, LLC

CERTIFIED PUBLIC ACCOUNTANTS

554 Duncan Road

Royston, Georgia 30662

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders’, Audit Committee and

Directors’ of Pipeline Data Inc.

We have reviewed the accompanying consolidated balance sheet of Pipeline Data Inc. as of March 31, 2006, and the related statements of operations and of cash flows for the nine months periods ended March 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

/S/Drakeford & Drakeford, LLC

-------------------------------------

May 7, 2006

PIPELINE DATA INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2006 (Unaudited)	December 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,964,022	$2,254,664
Accounts receivable	1,311,800	1,518,830
Interest receivable	5,751	57,214
Inventory	72,714	71,689
Advances and prepaid expenses	177,548	139,322
Note receivable	175,000	175,000
Total current assets	3,706,835	4,216,719
PROPERTY AND EQUIPMENT, net	831,673	666,514
OTHER ASSETS
Restricted cash	247,662	75,489
Merchant portfolio, residual rights and other intangibles, net	10,710,351	10,316,935
Deferred acquisition and debt issuance costs	913,059	932,938
Notes receivable	297,980	750,000
Deposits	28,145	53,521
Deferred tax assets, net	1,186,282	780,138
Goodwill	24,656,638	24,556,638
Total other assets	38,040,117	37,465,659
TOTAL ASSETS	$42,578,625	$42,348,892
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,481,759	$1,320,334
Lease obligations-equipment	35,419	35,376
Notes payable	15,800,000	15,600,000
Total current liabilities	17,317,178	16,955,710
LONG-TERM LIABILITIES
Notes payable-World Products Shareholders	525,000	525,000
Note payable-Camofi Master LDC	1,200,000	1,400,000
Lease obligations-equipment	122,779	134,330
Notes payable-convertible 8%	3,000	322,734
Total long-term liabilities	1,850,779	2,382,064
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 5,000,000 shares authorized, no shares issued or outstanding at March 31, 2006 and
December 31, 2005	0	0
Common stock, $.001 par value: 95,000,000 shares authorized,
39,687,537 and 38,594,070 shares issued and outstanding at
March 31, 2006 and December 31, 2005, respectively	39,688	38,594
Common stock subscribed	5,432,361	5,780,207
Deferred stock compensation and unvested stock bonus	42,041	29,797
Additional paid-in capital	19,958,786	18,871,151
Retained Earnings (deficit)	(2,062,208)	(1,708,631)
Total stockholders’ equity	23,410,668	23,011,118
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,578,625	$42,348,892

The accompanying notes are an integral part of these statements.

PIPELINE DATA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

For the three months ended
March 31, 2006 March 31, 2005

Revenue		$7,449,339	$4,508,649

Interchange		3,129,738	2,093,493
Cost of services sold		1,362,983	1,097,745
Cost of goods sold		83,967	20,340

Total cost of goods and services sold		4,576,688	3,211,578

Gross profit		2,872,651	1,297,071

Operating Expenses
Salaries and payroll cost		1,365,512	805,257
Selling, general and administrative		849,025	337,701
Stock option expense		232,279	0
Depreciation and amortization		452,739	23,136

Total operating Expenses		2,899,555	1,166,094

Net income (loss) from operations		(26,904)	130,977

Other income and (expenses)
Interest income		18,867	21,250
Interest expense		(751,684)	(143,332)

Total other income (expenses)		(732,817)	(122,082)

Income (loss) before income tax benefit		(759,721)	8,895

Benefit from income taxes		406,144	73,965

Net income (loss)		$(353,577)	$82,860

Net earnings (loss) per share from continuing operations:
Basic	$	(0.01)	$0.00
Diluted		N/A	$0.00
Weighted average number of shares outstanding:
Basic		39,051,648	26,333,011
Diluted		N/A	28,995,407

The accompanying notes are an integral part of these statements.

PIPELINE DATA INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

		Additional
	Common stock	Paid-in		Accumulated	Deferred	Common Stock
	Shares Amount	Capital		Loss	Compensation	Subscribed	Total

Balance at December 31, 2005	38,594,070	$38,594	$18,871,151	$(1,708,631)	$29,797	$5,780,207	$23,011,118

Issuance of common stock for interest &
conversion of 8% convertible notes	74,721	75	52,204			353,124	405,403

Exercise of warrants	11,893	12	5,432			55,780	61,224

Issuance of common stock for services	879,065	879	797,793		12,244	(756,750)	54,166

Stock option expense per SFAS 123R			232,278				232,278

Stock options exercised	127,788	128	(72)				56

Net loss for the three months ended
March 31, 2006 (Unaudited)	__	_	______	(353,577)	________	_______	(353,577)

Balance at March 31, 2006 (Unaudited)	39,687,537	$39,688	$19,958,786	$(2,062,208)	$42,041	$5,432,361	$23,410,668

The accompanying notes are an integral part of this statement.

PIPELINE DATA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

For the three		For the three
months ended		months ended
March 31, 2006		March 31, 2005
OPERATING ACTIVITIES
Net income (loss)	$(353,577)	$82,860
Adjustments for noncash and nonoperating items:
Depreciation and amortization	452,739	23,136
Common stock for services, debt, portfolio, and other	681,238	366,696
Common stock subscribed, net	(347,846)	335,333
Deferred taxes, net	(406,144)	(73,965)
Changes in operating assets and liabilities:
Receivables	207,030	(284,075)
Notes receivable	0	(50,000)
Interest receivable	51,463	(8,128)
Inventory	(1,025)	(11,257)
Advances and prepaid expenses	(38,226)	(15,254)
Deposits	25,376	19,088
Accounts payable and accrued expenses	161,425	(655)
Other loans and notes payable	0	(38,959)
Lease obligations-equipment	43	718
Cash provided by operating activities	432,496	345,538
INVESTING ACTIVITIES
Capital expenditures	(191,013)	(111,706)
Merchant portfolio and residual rights purchase	(820,300)	(1,749,990)
Debt issuance costs	19,879	(106,139)
Cash (used) by investing activities	(991,434)	(1,967,835)
FINANCING ACTIVITIES
Proceeds from lease financing	0	82,045
Restricted cash	(172,173)	2,009,422
Proceeds from notes receivable, net of merchant account purchase	452,020	0
Lease obligation-payments	(11,551)	(35,691)
Loan payments	0	(368,931)
Cash provided by financing activities	268,296	1,686,845
NET INCREASE (DECREASE) IN CASH	(290,642)	64,548
CASH BALANCE BEGINNING OF PERIOD	2,254,664	693,852
CASH BALANCE END OF PERIOD	$1,964,022	$758,400
Non Cash Activities:
Interest	$751,684	$143,332
Income taxes	$0	$0

The accompanying notes are an integral part of these statements.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2006

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.	Nature of Operations/ Basis of Presentation

Nature of Operations:

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

Basis of Presentation and Use of Estimates:

The accompanying unaudited consolidated financial statements of the parent holding company, Pipeline Data Inc., and its wholly-owned subsidiaries, SecurePay.com, Inc., Northern Merchant Services, Inc., Pipeline Data Processing, Inc., Pipeline Data Portfolio Acquisitions, Inc., Aircharge, Inc., Cardaccept.com, Inc. and Charge.com Acquisition, Inc., have been prepared in accordance with generally accepted accounting principles for interim financial information in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three months period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. All significant intercompany accounts and transactions have been eliminated.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2006

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

2.	Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash have been included in, and are a significant portion of, the cash and cash equivalents balances.

Restricted Cash:

Restricted cash of $ 247,662 represents funds held-on-deposit to cover potential merchant losses.

3.	Inventories

Inventories consist of finished products of technical parts and supplies valued at the lower of cost or market.

4.	Accounts and Notes Receivable, net

The Company uses the allowance method to account for uncollectible accounts receivable. Accounts receivable are presented net of an allowance for doubtful accounts of $ 106,779.

The Company has three demand notes aggregating $175,000 at the simple rate of 10% per annum and a long term secured promissory note aggregating $297,980 with interest at the rate equal to 0%-6% per annum depending on the method of repayment due on February 1, 2008.

5.	Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method for financial reporting purposes and primarily accelerated methods for tax purposes. For financial reporting purposes, equipment is depreciated over five to seven years. Leasehold improvements and property acquired under capital leases are amortized over the useful life of the asset or the lease term, whichever is shorter. Depreciation expenses for property and equipment for the three months ended March 31, 2006 and 2005 was $ 25,854 and $ 23,136, respectively.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2006

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

5.	Property and Equipment, net (continued)

Repairs and maintenance are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized.

See Note-D for capital equipment leases.

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

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2006

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

6.	Revenue and Cost Recognition (continued)

We are aware, however, that the SEC accounting staff has recently raised certain revenue recognition concerns regarding companies in our industry. There is a risk that if the SEC were to determine that our current revenue recognition policies were incorrect, such policies may need to be altered and our recognition of revenues on a going forward basis. Moreover, this change may require us to restate prior financial statements to reflect lower revenue numbers. However, as there would be a corresponding reduction in our reported cost of services sold, we do not believe that any such change in revenue recognition policy would require us to restate our previous EBITA, net earnings or stockholders’ equity results.

7.	Reserve for Losses on Merchant Accounts

We maintain a reserve for merchant losses necessary to absorb chargeback and other losses for merchant transactions that have been previously processed and which have been recorded as revenue. We analyze the adequacy of our reserve for merchant losses each reporting period. The reserve for merchant losses is comprised of three components: (1) specifically identifiable reserves for merchant transactions for which losses are probable and estimable, (2) a calculated reserve based upon historical loss experience applied to the previously processed transactions, and (3) a management analysis component for concentration issues and general macroeconomic and other factors. At March 31, 2006 our reserve for losses on merchant accounts included in accrued liabilities and other totaled $ 121,177.

8.	Advertising Cost

Advertising cost are expensed as incurred. Advertising expense totaled $ 41,606 and $ 10,737 for the three months ended March 31, 2006 and 2005, respectively.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2006

9.	Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing pro forma disclosure only. SFAS 123R also supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “ Statement of Cash Flows.” This standard was adopted by us as of January 2006 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. SFAS No. 123R permits public companies to adopt its requirements using one of three methods: the “modified prospective” method, the “modified retrospective” method to January 1, 2005, or the “modified retrospective” method to all prior years for which SFAS No. 123 was effective. Prior to the adoption of FAS 123R, the Company had followed the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), which allowed the Company to follow APB Opinion No. 25 which provides for the accounting for share-based payments to employees and directors using the intrinsic value method and, as such, we generally recognized no compensation cost for such stock options. See Note-E.

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

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2006

NOTE B--EARNINGS PER SHARE (Continued)

A reconciliation of basic to diluted weighted average common shares outstanding is as follows for the three months ended March 31:

2006	Income available	Common shares	Per share amount
Basic loss per share	$ (353,577)	39,051,648	$( .01)

Effects of dilutive securities:

N/A

2005	Income available	Common shares	Per share amount
Basic earnings per share	$82,860	26,333,011	$.00
Effects of dilutive securities:	$82,860	28,995,407	$.00

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

At March 31, 2006, the Company has net operating loss carry forwards for income tax purposes of $2,294,524. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2020.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2006

NOTE C - INCOME TAXES (continued)

The components of the net deferred tax assets are as follows:
	March 31,
	2006	2005
Deferred tax assets:
Net operating loss carry forward	$780,138	$619,907
Current year (income) loss	258,305	(3,058)
Deferred revenue	180	204
Difference between book and tax
depreciation and amortization	54,390	0
Stock-based compensation	78,975	0
Deferred stock compensation	14,294	20,513

Total deferred tax assets	1,186,282	637,566

Deferred tax liabilities:
Difference between book and tax
depreciation and amortization	0	23,601

Total deferred tax liabilities	0	23,601
Net deferred tax asset before
valuation allowance	$ 1,186,282	$613,965

Valuation allowance 0 (540,000) Net deferred tax asset $ 1,186,282 $ 73,965

=======	=======

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

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2006

NOTE D - COMMITMENTS AND CONTINGENCIES

Lease agreements

The offices of the Company's headquarters and subsidiary, SecurePay, Inc. are located at 1515 Hancock Street, Quincy, Massachusetts at a monthly rental of $6,644. The term of this lease shall be for five years with self-renewing unless terminated in writing no later than one hundred and eighty (180) days before each expiration. Each lease year shall be subject to a rent increase not to exceed the most current consumer price index increase from the prior year. Each extension shall be for the same terms as the original lease. As of September 22, 2004, the Company expanded it’s operations center to One Point Royal, 4400 Northpoint Parkway, Alpharetta, Georgia and signed a lease with Highwoods DLF 98/29,LP. This is a sixty-two month lease with annual rent from $38,070 to $64,273. Total base rent for the sixty-two months is $304,699.04. On November 23, 2005, the first amendment to the Alpharetta lease was entered into for the expansion of an additional 1,290 square feet of office space with the following lease term: December 1, 2005 through July 31, 2006 ($775.07 monthly), August 1, 2006 through September 30, 2006 ($1,550.15 monthly) October 1, 2006 through September 30, 2007 ($1,596.38 monthly) October 1, 2007 through September 30, 2008 ($1,644.75 monthly) October 1, 2008 through September 30, 2009 ($1,694.20 monthly) October 1, 2009 through November 30, 2009 ($1,744.73 monthly).

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

March 31, 2006

NOTE D - COMMITMENTS AND CONTINGENCIES (continued)

Lease agreements-continued

Our future minimum lease commitments under noncancelable leases are as follows at March 31, 2006.

Year Ending	Amount
2006	$172,421
2007	137,620
2008	140,683
2009	144,058
2010	125,735
Total	$720,517

Total rent expense for the three months ended March 31, 2006 and 2005 was $ 70,557 and $ 39,921, respectively.

Leases-Related Party:

The office of Northern Merchant Services, Inc. is located in Brasher Falls, New York, and has an annual lease with Kevin and Nancy Weller, officers of the Company. A new five year lease commenced on January 1, 2006 with monthly rental of $3,000.

Capital Equipment Leases:

Property and equipment include gross assets acquired under capital leases of $204,440 at March 31, 2006 and related amortization included in accumulated depreciation was $ 50,639. Amortization of assets under capital leases is included in depreciation expense.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2006

NOTE E - STOCK OPTIONS AND WARRANTS

Stock-Based Compensation:

The Company has adopted the provisions of FAS 123R, as of January 1, 2006. The provisions of FAS 133R require a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date value of the award. That cost is recognized in the statement of operations over the period during which an employee is required to provide service for the award. FAS 123R also amends FASB Statement No. 95, “Statement of Cash Flows,” to require that excess tax benefits, as defined, realized from the exercise of stock options be reported as a financing cash inflow rather as a reduction of taxes paid in cash flow from operations.

Prior to the adoption of FAS 123 R, the Company had followed the provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), which allowed the Company to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and disclose the pro forma effects on net income (loss) had the fair value of the equity awards been expensed. In connection with adopting FAS 123R, the Company elected to adopt the modified prospective application method provided by FAS 123R. The following table set forth the increase to the Company’s consolidated statements of operations as a result of the adoption of FAS 123R for the three months ended March 31, 2006 and for the year ended December 31, 2005, in the amounts of $232,279 and $197,492, respectively.

Impact of Change for adoption of FAS 123R
For the three	For the year
months ended	ended
March 31, 2006	December 31, 2005

Consolidated Statement of Operations

Operating income	$ (232,279)	$(197,492)
Income (loss) before income tax benefit	(232,279)	(197,492)
Net income (loss)	$ (153,304)	$ (130,345)
Net income (loss) per share –basic	$(0.00)	$(0.00)
Net income (loss) per share –diluted	N/A	N/A

In September 2005, the Company’s Board of Directors approved the adoption of the 2005 Pipeline Data Inc Stock Incentive Plan in order to award restricted stock, nonqualified stock options and incentive stock options. This plan was approved by the Company’s stockholders in January 2006.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2006

NOTE E - STOCK OPTIONS AND WARRANTS (continued)

As of March 31, 2006, the Company has reserved an aggregate of 9,659,901 shares of common stock pending the exercise of the options.

Stock option activity is summarized as follows:

Options
Options outstanding, December 31, 2005	9,387,829
Forfeited	(2,928)
Exercised	(175,000)
Issued	450,000
-------------
Options outstanding, March 31, 2006	9,659,901
======

We have outstanding warrants as follows:

Description	Quantity	Exercise Price	Expiration Date
Class A redeemable Warrants	785,210	$1.50	4/26/2006
Class B redeemable Warrants	971,233	$2.50	12/31/2007
Warrants issued 2/27/04	166,667	$1.25	2/27/2011
Warrants issued 2/27/04	166,667	$1.50	2/27/2011
Warrants issued 2/27/04	166,666	$1.75	2/27/2011
Warrants issued 6/16/04	83,334	$1.50	6/16/2011
Warrants issued 6/16/04	83,333	$1.80	6/16/2011
Warrants issued 6/16/04	83,333	$2.10	6/16/2011
Warrants issued 3/11/05	600,000	$1.40	8/31/2011
Warrants issued 3/11/05	100,000	$1.25	3/11/2012
Warrants issued 9/30/05	700,000	$1.10	9/30/2010
Warrants with 8% convertible notes issued in 2002	285,714	$0.35	3/8/2008
Warrants issued in 2004 with various 8% convertible notes	141,825	$0.65	2006
Warrants issued in 2004 with various 8% convertible notes	24,334	$1.00	2006

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2006

NOTE F – RELATED PARTY TRANSACTIONS

The Company’s subsidiary, Northern Merchant Services, Inc., leases office space from Kevin and Nancy Weller, officers’ of the Company. (see Note D )

NOTE G – SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS

Details of Short-Term Debt:

March 31,
2006

Sheridan Asset Management, LLC	$ 15,000,000
Camofi Master LDC	$800,000

Details of Long-Term Debt:

8% Convertible notes	$3,000
Camofi Master LDC	$ 1,200,000
World Products Shareholders	$525,000

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

Capital Lease Obligations:

See Note D-Lease Agreements for lease obligation. As of March 31, 2006, the current portion aggregated $35,419, and the long-term portion aggregated to $122,779.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2006

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

March 31, 2006

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

Change in Accounting estimate:

It is the Company’s policy to periodically review the estimated useful lives of its intangible assets. This review during 2005 indicated that actual lives for certain asset categories generally were shorter than the useful lives originally estimated. As a result, the Company revised the estimated useful lives of certain categories of the intangible assets. For the three months ended March 31, 2006, amortization expense aggregated $426,884.

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

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2006

NOTE K- SEGMENT INFORMATION AND GEOGRAPHICAL INFORMATION

We consider our business activities to be in a single reporting segment as we derive greater than 90% of our revenue and results of operations from processing revenues and other fees from card-based payments. During the three months period ended March 31, 2006 and 2005, we had no single customer that represented 3% or more of revenues. All revenues are generated in the United States.

NOTE L- MERCHANT PORTFOLIO ACQUISTION

On February 1, 2006, Pipeline Data Inc. entered into an addendum to an asset purchase agreement with Millennium Merchant Services, Inc. and Kent Stiritz that was originally entered into on May 18, 2004 to receive recurring revenue payments to 1801 merchant accounts representing $68,911,364 in annual consumer charge volume on a historical basis. Pursuant to the agreement, Millennium Merchant Services, Inc. and Kent Stiritz agreed to sell residual rights to certain agreements with PowerPay,LLC, Cornstone, Concord EFS and Authorizenet to Pipeline Data Inc. in exchange for 579,507 shares of Pipeline Data Inc. (the “Agreement Shares”) plus the cancellation of a $750,000 note receivable and certain other consideration. 2,246,764 of the Agreement Shares have previously been issued to the sellers and 1,373,729 shares of Pipeline Data Inc, remain available to be issued to the seller upon the transfer of additional residual rights under Future Agreements pursuant to the terms of the Agreement.

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

Overview

We are an integrated provider of merchant payment processing services and other related software products. We currently deliver credit and debit card-based payment processing solutions and services to over 25,000 small to medium-sized merchants who operate either in a physical “brick and mortar” business environment, over the Internet, or in mobile or wireless settings via cellular-based wireless devices. Our payment processing services enable merchants to process both traditional card-present, or “swipe,” transactions, as well as card-not-present transactions. A traditional card-present transaction, occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. Card-not-present transactions occur whenever the customer does not physically present a payment card at the point-of-sale and may occur over the Internet or by mail, fax or telephone.

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

During the three months ended March 31, 2006, we continued our growth by both acquiring new merchant accounts through our sales channels, through merchant portfolio acquisitions, and improved vendor pricing.

For the three months ended March 31, 2006, we generated net revenues of $7,449,339 as compared to revenues of $4,508,649 for the three months ended March 31, 2005. Our cost of goods and services sold aggregated $4,576,688 as compared to $3,211,578 for the three months ended March 31, 2005, and yielded a gross profit of $2,872,651 as compared to $1,297,071 for the three months ended December 31, 2005.

On December 20, 2005, we completed our acquisition of Charge.com and paid all of our outstanding debt to Laurus Master Fund Ltd. with proceeds from a $15,000,000 financing  arrangement with Sheridan Capital Advisors, LLC. On October 18, 2005, and effective September 30, 2005, we completed our acquisition of Aircharge. Our results of operations for the three months ended March 31, 2006, includes the results of operation of Charge.com and Aircharge which were not a part of part of Pipeline Data, Inc during the 3 months ended March 31, 2005.

During the fourth quarter of 2005, we revised our estimated life of our merchant portfolios. We now estimate for accounting purposes the remaining useful life to be seven years. The effect of this estimate is to increase our amortization expense, which is a non-cash expense, by $718,415 for the year 2005 The amortization expense represents a recognition and estimated allocation of the initial cost of the acquired merchant portfolios and residual rights as a non-cash expense against the income generated by these assets.

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

Accounting for Goodwill and Intangible Assets. In July 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their useful lives. This Statement was effective for our 2003 fiscal year. However, goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the non-

amortization and amortization provisions of this Statement. The adoption of SFAS 142 did not have an impact on our results of operations, financial position or cash flows.

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

Accounting for Stock-Based Compensation. In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options and showing pro forma disclosure only. This standard is effective as of January 2006 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. SFAS No. 123R permits public companies to adopt its requirements using one of three methods: the “modified prospective” method, the “modified retrospective” method to January 1, 2005, or the “modified retrospective” method to all prior years for which SFAS No. 123 was effective. We shall use the modified prospective method. We adopted the provisions of this standard on January 1, 2006 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards on that date.

As permitted by SFAS No. 123, prior to January 1, 2006, we followed APB Opinion No. 25, which accounts for share-based payments to employees using the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R fair value method will have a significant impact on our consolidated results of operations, although it will have no impact on our cash flows. The impact of the adoption of SFAS No. 123R for the three months ended March 31, 2006 was to increase compensation expense of $232,278 with corresponding tax benefit of $78,975, resulting in a net reduction of earnings of $153,303. We made the decision to accelerate the vesting of outstanding stock options during the quarter and in doing so recognize the remaining cost of stock options outstanding from prior years.

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

 [remainder of page intentionally left blank]

Results of Operations

Three Months Ended March 31, 200 6 Compared to Three Months Ended March 31, 2005

PIPELINE DATA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the 3 months ended March 31,	For the 3 months ended March 31,
	2006	2005
Revenue	$7,449,339	$4,508,649

Interchange	3,129,738	2.093.493

Cost of services sold	1,362,983	1,097,745

Cost of goods sold	83,967	20,340

Total cost of goods and services sold	4,576,688	3,211,578
Gross profit	2,872,651	1,297,071

Operating Expenses
Salaries and payroll cost	1,365,513	805,257

Stock option expense	232,278	-0-

Selling, general and administrative	849,025	337,701

Depreciation and amortization	452,739	23,136

Total operating Expenses	2,899,555	1,166,094
Net (loss) from operations	(26,904)	130,977
Other income and expenses
Interest and other income	18,867	21,250

Interest expense	(751,684)	(143,332)

Total other income (expenses)	(732,817)	(122,082)
Income (loss) before income
tax benefit	(759,721)	8,895

Benefit from income taxes	406,144	73,695

Net income (loss)	$(353,577)	$82,860

Revenues. Revenues increased $2.9 million or 65.2% to $7.4 million for the three months ending March 31, 2006 from $4.5 million in for the three months ending March 31, 2005. This increase was primarily attributable to our acquisition of merchant account portfolios, our growth by acquiring new merchant accounts through our sales channels, and our acquisition of Charge.com.

Interchange Expenses. Interchange expenses increased $1.0 million or 50.0% to $3.1 million for the three months ending March 31, 2006 from $2.1 million for the three months ending March 31, 2005. The increase was primarily attributable to increased charge volume from our merchant account portfolio acquisitions.

Other costs of goods and services sold. Other costs of goods and services sold increased $328,865 or 29.4% to $1,446,950 for the three months ending March 31, 2006 compared to $1,118,085 for the three months ending March 31, 2005, and yielded a gross profit of $4,576,688 as compared to $3,211,578 for the three months ended March 31, 2005.

Operating Expenses. Salaries and payroll related costs increased $792,534 or 98.4% to $1,597,791for the three months ended March 31, 2006 compared to $805,257 for the three months ended March 31, 2005. $232,278 of the increase was a recognition of the remaining unvested portion of stock options granted in prior years. Selling, general and administrative expenses increased $511,324 or 151.4% to $849,025 for the three months ended March 31, 2006 compared to $337,701 for the three months ended March 31, 2005. This increase was due primarily to personnel and facilities related to the establishment of our Alpharetta merchant processing center, our acquisition of Aircharge, and Charge.com and additional facilities for increased customer support staff. Aggregate Selling, general and administrative expenses consisted of the following categories as a percentage of revenues for the three months ended March 31, 2006: Rent: $70,557 (0.9%); Professional Fees: $59,267 (0.8%); Telecomunications: $63,194 (0.8%); Marketing: $58,979 (0.8%).

Other Expense. Other expense for the three months ended March 31, 2006 primarily consisted of $751,684 in interest expense. This represents an increase of $608,352 or 424.4% from $143,332 for the three months ended March 31, 2005 primarily due to an increase in interest expense resulting from increased borrowings to fund merchant portfolio acquisitions, the acquisition of World Products, Inc, the acquisition of Charge.com, Inc and working capital needs.

Income Tax. Income tax benefit increased to $406,144 in 2006 from $73,965 for the three monts ended March 31, 2005 due to an increase in taxable income and the utilization of previously unrecognized net operating loss carryforwards which has resulted in a favorable impact on the effective tax rate and a reduction to the valuation allowance applied to net deferred tax assets.

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

We decreased our cash and cash equivalents to $1,964,022 at March 31, 2006 from a balance of $2,254,664 as of December 31, 2005.

Operating activities

Net cash provided by operating activities was $432,494 for the three months ended March 31, 2006. Net loss of $353,577, depreciation and amortization of $452,739 and the issuance of $681,238 of common stock for services, debt, portfolio acquisition, was further adjusted by the provision of cash from changes in operating assets and liabilities of $406,086. The change in operating assets and liabilities was primarily caused by a decrease in accounts receivable related our merchant portfolio growth and an increase in payables and accrued expenses Net cash provided by operating activities was $345,538 for the three months ended March 31, 2005. Net income of $82,860, depreciation and amortization of $23,136 and the issuance of $366,696 of common stock for services, debt, portfolio acquisition, was further adjusted by a use of cash for changes in operating assets and liabilities of $388,522. The change in operating assets and liabilities was primarily caused by an increase in accounts receivable related our merchant portfolio growth, increases in prepaid expenses and decreases in payables and other short term liabilities.

Investing activities

Net cash used in investing activities was $994,434 for the three months ended March 31,, 2006. Net cash used by investing activities included $820,300 which was invested in purchasing merchant portfolios, . In addition, $191,013 was invested in computer equipment, office equipment and software.

Net cash used in investing activities was $1,967.835 for the three months ended March 31, 2005. $1,749,990 was invested in purchasing merchant portfolios, and $111,706 related to new computer equipment and software.

Financing activities

Net cash provided by financing activities was $268,296 for the three months ended March 31, 200. $172,173 was used to increase restricted cash, and $452,020 was provided from the proceeds of notes receivable, net of merchant account purchases. Lease obligations were reduced by $11,551.

Net cash provided by financing activities was $1,686,845 for the three months ended March 31, 2005. This was the result of the release of $2,009,422 of restricted cash under the Laurus Master Fund related financing. In addition $368,931 was used for loan repayments.

As of March 31, 2006, we had notes, capital lease obligations, and convertible debt outstanding of $17,650,779 consisting of $1,850,779 in long term debt and $15,800,000 in short term debt, with $525,000 owed to stockholders and $0.00 owed to officers and directors and $17,125,779 owed to third parties. With respect to our long term debt outstanding of $1,850,779, $1,733,000 is convertible into shares of our common stock at conversion prices ranging from $0.60 to $1.50 per share. The notes mature between June 2005 and September 2008.

As of March 31,2006, we had issued $3,000 in 8% convertible debt. The outstanding note has a two- year term, accrues interest at an annual interest rate of 8% and have33 1/3% warrant coverage at a conversion price of $1.00 per share. In addition the exercise of warrants by the holders of 8% convertible notes resulted in proceeds of $61,224. As of March 31, 2006, we continue to be funded from $2,000,000 in gross proceeds from the issuance of $2.0 million of Senior Subordinated Convertible Notes bearing interest at prime plus 2½% and warrants to purchase 700,000 shares of common stock that were issued during 2005. In December 2005, we received gross proceeds of $15,000,000 from the issuance of a Senior Secured Note bearing interest at 17% per annum. In addition, we issued $525,000 of convertible notes bearing interest at the LIBOR (London Interbank Offer Rate) rate per annum for deposits in US dollars for a period of 30 days to the former stockholders of World Products, Inc. (d.b.a. Aircharge) as a part of the amount exchanged for their shares of World Products, Inc. common stock. We also have capitalized debt issuance costs and discount on long term debt of $268,334 that are being amortized to interest expense over the life of these loans.

As of December 31, 2005, we had notes, capital lease obligations, and convertible debt outstanding of $18,017,440 owed to officers, directors and third parties. With respect to our long term debt outstanding of $2,382,064; $2,847,734 was convertible into shares of our common stock at conversion prices ranging from $0.60 to $1.50 per share. The notes mature between June 2005 and September 2008.

On March 8, 2002, Jack Rubinstein, our Chairman of the Board, loaned our company $100,000 for working capital purposes. The promissory note evidencing this transaction originally had a term of one-year and bears interest at the rate of 8% per annum. The principal and interest of the note is convertible into our common stock at the then current market price of $0.35 per share. Upon conversion, Mr. Rubinstein shall receive warrants equal to 100% of the number of shares converted with a minimum warrant issuance of 285,714shares. On March 8, 2003, the note was renegotiated and the term was extended to March 8, 2005. On December 31, 2004 the note plus accrued interest was converted to 348,825 shares of our common stock and the expiration date of the warrants was extended to March 8, 2008.

On November 9, 2005, we filed a Form SB-2 registration statement with the SEC for a stock offering, which is not yet effective. In addition, we have applied for a national market listing of our securities. The listing application is subject to review by the exchange, which has sole discretion in determining its acceptance. Currently, our common stock is trading on the OTCBB under the symbol PPDA. Unless and until the application is accepted, our shares will continue to trade on the OTCBB.

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

Management’s Review of Company Progress

Gross revenue for three months ended March 31, 2006 grew 65.2% to $7,449,339 from $4,508,649 for the three months ended March 31, 2005. Gross profit for the three months ended March 31, 2006 grew 121.5% to $2,872,651 from $1,297,071 for the three months ended March 31 , 2005. Net loss was $353,577 for the three months ended December 31, 2006 as compared to a net profit of $82,860 for the three months ended December 31, 2005. During the three months ended March 31, 2006, Our EBITDA, which means our earnings before interest, taxes, depreciation and amortization, for the three months ended March 31, 2006 was $444,702 as compared with $175,363 for 2005. During the three months ended March 31, 2006, we recognized a one time expense related to our unvested stock options outstanding in the amount of $232,378 related to the acceleration of vesting of stock options granted to our employees. Our pro-forma EBITDA without this one time stock option expense would have been $676,980.Gross margin increased to 38.6% for the three months ended March 31, 2006 compared to 28.8% for the three months ended December 31, 2005. During the first quarter of 2006,

.

Despite posting record revenue, gross profit and adjusted EBITDA for the quarter, a number of factors impacted gross earnings before taxes. In January, we completed the integration of the Charge.com acquisition and released all Charge.com employees with the exception of its two founders. As a result of the merger, we incurred a one-time payroll related expense of approximately $82,000. In addition, we experienced a number of other one-time charges associated with both the Charge.com and AIRCHARGE mergers that we recognized and fully expensed in the first quarter. As of January 2006, we relocated our Brasher Falls, NY facility to a new 5,578 square foot location in the same town. The building houses our Northern Merchant Services division and our finance and accounting department. It also furnishes additional space for sales production.

During the period, we undertook to review and adopted the accounting rules under SFAS 123R – Share Based Payment as they pertain to the expensing of stock options. We concluded, with the approval of our board of directors, that we would immediately vest outstanding unvested stock options. Therefore, we incurred a one-time charge of $232,378 related to the expense. We believe that by vesting our employee options we have in no way forfeited any rights associated with our employee agreements, or impacted our ability to retain key employees.

On October 7, 2005, and effective September 30, 2005, we acquired World Products, Inc. d.b.a AIRCHARGE, the first company to deploy a cellular phone-based credit card acceptance solution for mobile business merchants. AIRCHARGE was founded in 1999 and provides wireless payment products and value-added services to the credit card and check-processing marketplace.

Subsequent to finalizing the AIRCHARGE acquisition, AIRCHARGE had entered into a marketing arrangement with Nextel. The arrangement provided for AIRCHARGE to be named an Industry Solutions Partner to provide credit card processing and wireless check conversion to Nextel’s business customers. The marketing plan called for the hiring and training of several regional representatives to educate and support Nextel representatives throughout the United States. After the acquisition, Pipeline began to execute on its acquired commitments to Nextel. However, the unexpected merger between Sprint and Nextel caused a three month delay in the rollout of the AIRCHARGE marketing initiatives. Consequently, losses for the first quarter from the AIRCHARGE division were a greater than expected with a loss of $239,143. Currently, the marketing initiatives have been resumed and AIRCHARGE was recently selected by Sprint Nextel Corp. (NYSE:S) as a national “Industry Solutions Partner” to provide credit card acceptance solutions, credit card processing and wireless check conversion on all Nextel Java-enabled phones.

As a direct result of Nextel’s merger with Sprint, the launch of our AIRCHARGE subsidiary’s marketing arrangement with Sprint Nextel was unavoidably delayed. Consequently, operating losses for AIRCHARGE for the first quarter of $239,143 negatively impacted net income to a greater extent than we had originally anticipated. Our marketing initiatives with Sprint Nextel have since begun, and we continue to expect profitability for the AIRCHARGE division late in 2006.

As of April 30, 2006, Pipeline Data serviced more than 25,000 accounts. We serviced more than 2,800 new accounts for the quarter ended March 31, 2006 as compared to more than 1,100 new accounts for the quarter ended March 31, 2005. We believe that our results for the first quarter validate the decisions we made in 2005 regarding the direction of our business, the utilization of our assets and the use of our proceeds.

On January 10, 2006, we announced that we had entered into an exclusive marketing arrangement with towXchange,Inc. d.b.a. towPartners, a national association of tow truck companies representing over 7,000 members and approximately 70,000 tow trucks. Under the agreement, towPartners will now market AIRCHARGE wireless credit card acceptance and check guarantee technology. AIRCHARGE provides credit card processing and wireless check guarantee solutions using Java-enabled cell phones.

The AIRCHARGE payment solution selected by towPartners will enable their tow truck drivers to use their cell phones to receive payments on the road via swiped credit card and check guarantee transactions. towPartners reports that its members currently use over 25,000 AIRCHARGE compatible mobile phones and activate an additional 400 mobile phones per month. The agreement calls for towPartners to promote the AIRCHARGE payment solution to its membership.

On February 2, 2006, we completed the second phase of merchant portfolio acquisitions pursuant to our Asset Purchase Agreement with Millennium Merchant Services, Inc. “Millennium Bankcard” and Millennium Bankcard’s president, Kent Stiritz. We originally entered into the Asset Purchase Agreement with Millennium Bankcard on May 18, 2004. The agreement provided that we would purchase merchant portfolios from Millennium Bankcard in consideration of up to an aggregate of 4.2 million shares of unregistered Pipeline common stock and a loan facility of up to $1,000,000 at an interest rate of 6% per annum. The Agreement also provided that the number of shares to be issued, in each case, would be based on the actual average annual gross receipts for the three month period following the portfolio purchase.

We purchased the first tranche of merchant portfolios in consideration for 2,246,764 shares of our unregistered common stock. These portfolios have generated $534,256 in operating cash flow between May 2004 and December 2004, and $964,185 in operating cash flow for the year ended December 31, 2005.

On February 1, 2006, we purchased the second tranche of merchant portfolios. The number of shares of unregistered Pipeline common stock to be issued as consideration for these portfolios will be determined in accordance with the formula set forth in the agreement, i.e. the actual average annual gross receipts for the three month period following the purchase.

At this juncture, we believe that we have timely and efficiently met our objective of fully integrating the Charge.com and AIRCHARGE acquisitions onto the Pipeline Data operating platform. AIRCHARGE has met our performance objectives thus far, the Sprint Nextel marketing delay notwithstanding. Charge.com has produced performance results that have exceeded the expectations we held for it prior to its acquisition. As a result, Pipeline now produces in excess of 1000 new merchant applications per month. We continue to seek other worthwhile acquisition candidates, while we foster our organic growth and enhance our operating capabilities.

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

Our interest expense is sensitive to changes in the general level of interest rates in the United States, because a majority of our indebtedness is at variable rates. At March 31, 2006, $2,000,000 of our outstanding indebtedness was at variable interest rates based on the Prime Rate as reported in the Wall Street Journal. A rise in the Prime Rate of one percentage point would result in additional annual interest expense of $20,000. At March 31, 2006, $525,000 of our outstanding indebtedness was at variable interest rates based on LIBOR. A rise in LIBOR rates of one percentage point would result in additional annual interest expense of $5,250.

We do not hold derivative financial or commodity instruments, nor engage in any foreign currency denominated transactions, and all of our cash and cash equivalents are held in money market and checking funds.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Corporate Executive Committee (“CEC”) and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEC and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2006.

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

Date: May 15, 2006

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

May 15, 2006

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

May 15, 2006

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

Date: May 15, 2006

[A signed original of this written statement required by Section 906 has been provided to Pipeline Data Inc. and will be retained by Pipeline Data Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]