Form 10KSB/A
period 2004-12-31
PIPELINE DATA INC
filed 2006-08-16
CIK 1086533

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

 State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of August 11, 2006, there were 52,282,920 shares of the registrant’s common stock, par value $0.001 issued and outstanding. As of August 11, 2006, the market value of securities held by non-affiliates is $20,874,433 based on the average of the high and low bid prices as reported by Yahoo.com. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

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

Transitional Small Business Disclosure Format (Check one): Yes |_|; No |X|

PIPELINE DATA INC.

DECEMBER 31, 2004 ANNUAL REPORT ON FORM 10-KSBA

EXPLANATORY NOTE

This second amendment (the "Amendment") to the Annual Report on Form 10-KSB of Pipeline Data Inc. (the "Company") for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005 (the "Original Form 10-KSB") and first amended on October 11, 2005 is required as correction of an error pursuant to Statement of Financial Accounting Standards No. 154, “ Accounting Changes and Error Corrections.” The error was discovered regarding the Company’s treatment of certain intangible assets having an indefinite life. After review it was determined that the intangible assets had a life of seven years and that required amortization expenses to be recorded. Amortization expense of $403,098 has been recorded and this also reduced the value and basis in the balance sheet accounts of the Merchant portfolio and the Retained deficit. Also amended in the financial statement was additional language in the revenue recognition note.

PART I. FINANCIAL INFORMATION

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

INDEX TO FINANCIAL STATEMENTS

Part I – Financial Information – Pipeline Data Inc.
Page
Item I – Financial Information

Balance Sheets as of December 31, 2004 and 2003	F-4

Statements of Operations for the for the years ended December 31, 2004 and 2003	F-5

Statements of Stockholders’ Equity for the years ended December 31, 2004 and 2003	F-6- F-7

Statements of Cash Flows for the for the years ended December 31, 2004 and 2003	F-8

Notes to Financial Statements	F-9– F-27

DRAKEFORD & DRAKEFORD, LLC

CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors of

Pipeline Data Inc.

We have audited the consolidated balance sheets of Pipeline Data, Inc. as of December 31,2004, and 2003,and the related consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, amended as described in Note A, present fairly, in all material respects, the consolidated financial position of Pipeline Data, Inc., as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

S/Drakeford & Drakeford, LLC

-------------------------------------

March 29, 2005, except for Note A as to which the date is August 12, 2006.

PIPELINE DATA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2003
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 693,852	$ 95,120
Accounts receivable	518,906	294,957
Interest receivable	21,584	5,394
Inventory	40,087	21,910
Advances and prepaid expenses	79,644	51,316
Note receivable	175,000	85,000

Total current assets	1,529,073	553,697

PROPERTY AND EQUIPMENT, net	347,092	135,258
OTHER ASSETS
Restricted cash	2,011,022	0
Investment- preferred stock	0	172,309
Merchant portfolio	4,819,556	2,441,842
Residual rights purchase	665,456	0
Deferred and debt issuance costs	567,168	0
Note receivable	550,000	0
Deposits	31,867	850
Goodwill	2,324,762	176,005

Total other assets	10,969,831	2,791,006

TOTAL ASSETS	$ 12,845,996	$ 3,479,961

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 615,166	$ 429,743
Taxes payable	15,547	30,942
Lease obligations-equipment	14,766	4,839
Loan payable-revolving line of credit	43,987	36,228
Notes payable	878,522	12,500

Total current liabilities	1,567,988	514,252
LONG-TERM LIABILITIES
Officer loans payable	0	100,000
Lease obligations-equipment	62,717	13,039
Officers right of mandatory redemption (Note H)	0	2,500,000
Laurus Master Fund convertible debt	4,954,813	0
Notes payable-convertible 8%	739,204	726,023

Total long-term liabilities	5,756,734	3,339,062
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, authorized 5,000,000 shares $.001 par value each. At December 31, 2004 and 2003, there are 0 and 5,000
shares outstanding, respectively	0	5
Common stock authorized 95,000,000 shares, $.001
each. At December 31, 2004 and December 31, 2003, there
are 26,102,022 and 13,146,250 shares outstanding respectively	26,101	13,146
Deferred compensation	34,126	0
Additional paid-in capital	7,999,691	1,451,821
Retained Earnings (deficit)	(2,538,644)	(1,838,325)

Total stockholders’ equity (deficit)	5,521,274	(373,353)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 12,845,996	$ 3,479,961
	==========	==========

The accompanying notes are an integral part of these statements.

PIPELINE DATA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended

	December 31, 2004	December 31, 2003
Revenue	$ 15,565,134	$ 10,246,955

Interchange	8,267,961	5,736,108
Cost of services sold	4,000,070	2,605,904
Cost of goods sold	175,939	190,946

Total cost of goods and services sold	12,443,970	8,532,958

Gross profit	3,121,164	1,713,997

Operating Expenses
Salaries and payroll cost	1,928,121	1,152,865
Selling, general and administrative	1,140,923	773,123
Depreciation and amortization	449,226	93,380

Total operating Expenses	3,518,270	2,019,368

Net (loss) from operations	(397,106)	(305,371)

Other income and expenses
Interest and other income	64,266	24,235
Interest expense	(367,479)	(76,812)

Total other income (expenses)	(303,213)	(52,577)

Income (loss)	$ (700,319)	$ (357,948)
	=========	==========

Basic earnings (loss) per common share	$ (.03)	$ (.03)

Weighted average shares outstanding, basic	21,107,818	12,902,851

The accompanying notes are an integral part of these statements.

PIPELINE DATA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY ( DEFICIT)

Additional
Common stock	Paid-in	Accumulated	Deferred
Shares Amount	Capital	Loss	Compensation	Total

Balance at December 31, 2002	12,706,723	$ 12,707	$ 1,324,896	$ (1,480,377)	$ 0	$ (142,769)

Issuance of common stock for services	160,979	161	29,839			30,000

Conversion of 8% convertible note	43,686	43	15,191			15,234

Sale of common stock on August 8, 2003	134,286	134	46,739			46,873

Issuance of common stock on December 31, 2003
for services and debt	100,576	101	35,156			35,257

Net loss for the year ended December 31, 2003	_________	_______	________	(357,948)	_________	(357,948)

Balance at December 31,2003	13,146,250	13,146	1,451,821	(1,838,325)	0	(373,353)

Conversion of 3,000 shares of series A preferred
conv. stock to 3,000,000 shares of common	3,000,000	3,000	1,497,000			1,500,000

(5,000 shares of series A preferred conv.) Canceled			5

Issuance of common stock for services	218,319	218	116,482			116,700

Issuance of common stock for residual rights	32,952	33	29,967			30,000

Issuance of common stock for additional portfolio	2,367,764	2,368	2,071,078			2,073,446

Issuance of common stock-employment agreements	69,422	69	86,708			86,777

Exercise of warrants	106,665	107	37,203			37,310

Exercise of stock options	10,000	10	3,490			3,500

Conversion of 8% conv. note to common stock	1,170,153	1,170	408,384			409,554

Issuance of common stock for interest	256,497	256	123,237			123,493

Issuance of common stock due to earnings level	5,674,000	5,674	2,124,366			2,130,040

Issuance of common stock for note payment	50,000	50	49,950			50,000

Deferred stock compensation, net of unvested
stock bonus outstanding					34,126	34,126

Net loss for the year ended December 31, 2004	________	_______	_________	(700,319)	________	(700,319)

Balance at December 31, 2004	26,102,022	$ 26,101	$ 7,999,691	$ (2,538,644)	$ 34,126	$ 5,521,274
	========	======	========	=========	========	========

The accompanying notes are an integral part of this statement.

PIPELINE DATA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the year ended	For the year ended
December 31, 2004	December 31, 2003

OPERATING ACTIVITIES
Net (loss)	$ (700,319)	$ (357,948)
Adjustments for noncash and nonoperating items:
Depreciation and amortization	449,226	93,380
Common stock for services, other	248,321	65,257
Conversion of 8% convertible notes	5,800	18,350
Changes in operating assets and liabilities:
Receivables	(223,949)	(41,250)
Note receivable	(640,000)	(84,000)
Accrued interest receivable	(16,190)	875
Inventory	(18,177)	7,584
Deposits	(31,017)	0
Advances and prepaid expenses	(28,328)	(44,976)
Officer loans payable	(100,000)	(11,552)
Accounts payable and accrued expenses	165,015	63,165
Accrued salaries	3,258	18,598
Payroll taxes and withholdings	17,150	(5,930)
Other loans and notes payable	(4,741)	(112,572)
Lease obligations-equipment	9,927	4,839
Taxes payable	(15,395)	(42,828)

Cash (used) by operating activities	(879,419)	(429,008)

INVESTING ACTIVITIES
Capital expenditures	(257,962)	(28,541)
Merchant portfolio	(574,582)	0
Residual rights purchase	(665,456)	0
Debt issuance costs	(567,168)	0
Change in restricted cash	(2,011,022)	0
Proceeds from preferred stock	172,309	36,674

Cash provided (used) by investing activities	(3,903,881)	8,133

FINANCIAL ACTIVITIES
Proceeds from sale of stock	172,309	46,873
Proceeds from lease financing	60,988	18,392
Proceeds from convertible notes	289,400	383,120
Proceeds from exercise of warrants	37,310	0
Purchase of preferred stock from officer	(1,000,000)	0
Lease obligation payments	(11,310)	(5,353)
Proceeds from Laurus convertible debt	6,000,000	0
Loan payments	(166,665)	(12,500)

Cash provided by financing activities	5,382,032	430,532

NET INCREASE IN CASH	598,732	9,657

CASH BALANCE BEGINNING OF PERIOD	95,120	85,463

CASH BALANCE END OF PERIOD	$ 693,852	$ 95,120

NON CASH ACTIVITIES:
Interest	$ 367,479	$ 54,821
Corporate income taxes	$ 0	$ 0

The accompanying notes are an integral part of these statements

PIPELINE DATA, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2004

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES

1.	Nature of Operations/ Basis of Presentation

Nature of Operations

Pipeline Data, Inc. (the “Company”), was incorporated in June 1997 in the state of Delaware. On March 19, 2002, the Company acquired all of the stock of SecurePay.com, Inc., (“SecurePay”) and on August 26, 2002, acquired all of the stock of Northern Merchant Services, Inc.(“Northern Merchants”). The Company is a custom credit card transaction processor that serves as a intermediary between the customer and the financial networks for the acceptance of credit card payments by merchants.

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

Change in Accounting Principle

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL

STATEMENTS ( INTANGIBLE ASSETS AND AMORTIZATION EXPENSE )

The accompanying audited financial statements of Pipeline Data Inc. have been amended and restated for the years ended December 31, 2003, 2004 and 2005. Subsequent to the balance sheet date, the Company treated certain intangible assets with having an indefinite life and now have amended and restated the years that were affected by establishing a definite life of the intangible assets of seven years. The basis of the intangible assets and amortization expense were affected by this accounting principle error.

PIPELINE DATA, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2004

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES (continued)

1. Nature of Operations/ Basis of Presentation (continued)

Change in Accounting Principle (continued)

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL

STATEMENTS ( INTANGIBLE ASSETS AND AMORTIZATION EXPENSE )

The following table illustrates the correction of error as shown on the face of the Company’s statement of stockholders’ equity and the effect it has on operations and loss per share.

	2004	2003
Retained deficit, at beginning of year, as adjusted/previously reported	$ 1,838,325	$ 1,480,377
Prior-period adjustment-error in life of intangible assets-amortization expense	403,098	58,158
Retained deficit, at beginning of year, as restated	$ 2,241,423	$ 1,538,535
Net loss	297,221	299,790
Retained deficit, at end of year, restated	$ 2,538,644	$1,838,325
Effect of loss per share	$ .02	$ .01

For the year ended December 31, 2005, the change only affects the carryforward balance sheet accounts of the Merchant portfolio and the beginning retained deficit balance. The statement of operations and loss per share were not affected.

This amendment and restatement is required as correction of an error pursuant to Statement of Financial Accounting Standards No. 154, “ Accounting Changes and Error Corrections.” The intangibles were valued as follows:

PIPELINE DATA, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2004

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES (continued)

1. Nature of Operations/ Basis of Presentation (continued)

Change in Accounting Principle (continued)

	2004	2003
Merchant portfolio, residual rights and other intangibles, as previously reported	$ 5,222,654	$ 2,500,000
Less: amortization expense	403,098	58,158
Merchant portfolio, residual rights and other intangibles, as amended	$ 4,819,556	$ 2,411,842

2.	Cash Equivalents

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

PIPELINE DATA, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2004

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES (continued)

6.	Revenue and Cost Recognition -Restated

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

We follow the requirements of EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining our revenue reporting. Generally, we report revenues at the time of sale on a gross basis where we are the primary obligor in the arrangement, have latitude in establishing the price of the services, change the product and perform part of the service, have discretion in supplier selection, have latitude in determining the product and service specifications to meet our clients needs, and assume credit risk.

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

December 31, 2004
Merchant portfolio	$5,280,812
Residual rights purchase	665,456
Total	$5,946,268
========

.

PIPELINE DATA, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2004

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES (continued)

8. Recent Accounting Pronouncements (continued)

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS 142. SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. This Statement is effective for the Company's 2003 fiscal year, and early adoption is permitted. The adoption of SFAS 144 did not have a material impact on the Company's results of operations, financial position or cash flows

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other provisions, this Statement eliminates the requirement that gains and losses from extinguishment of debt be classified as extraordinary items. The Company will adopt SFAS 145 in fiscal 2003, and has determined it will not impact the Company's financial position, results of operations or cash flows.

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

PIPELINE DATA, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2004

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

The components of the net deferred tax assets are as follows:

Deferred tax assets:
Net operating loss carry forward	$ 604,816
Current year loss	101,055
Deferred revenue	367
Deferred stock compensation	18,819
Total deferred tax assets	725,057

Deferred tax liabilities:
Difference between book and tax
depreciation and amortization	94,403
Capital loss	10,747
Total deferred tax liabilities	105,150
Net deferred tax asset before
valuation allowance	$ 619,907
Valuation allowance	(619,907)
Net deferred tax asset	$ -0-
=========

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

During the year ended December 31, 2004, the Company’s Board of Directors approved the grant of 430,478 stock options also to key employees and independent consultants with a weighted average exercise price of $0.95. Of the 430,478 options awarded to employees during the year, vest one-third each year beginning January 1, 2005. The options awarded to the Directors at December 31, 2004,

(94,737 options), vest on January 1, 2005. The independent consultant’s options of 30,000 shares, vest one-third each year beginning January 1, 2005.

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

Stock option activity is summarized as follows:

Options outstanding at beginning of year	2,547,637
Forfeited	-0-
Exercised	(10,000)
Issued	430,478

Options outstanding at end of the period	2,968,115
=======

PIPELINE DATA, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

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

NOTE F – RELATED PARTY TRANSACTIONS

The Company’s subsidiary, Northern Merchant Services, Inc., leases office space from Kevin and Nancy Weller. (see Note D) See Note I for details of repurchase of 5,000 shares of the Company’s preferred stock from Kevin and Nancy Weller.

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

Details of Short-Term Debt:

December 31,

	2004	2003

Ladco Financial Group	$ 0	$ 12,500
Laurus Master Fund	$ 878,522	$ 0

Details of Long-Term Debt:

Laurus Master Fund	$ 4,954,813	$ 0
Officer’s Loan Payable	$ 0	$ 100,000
8% Convertible notes	$ 739,204	$ 726,023
Officer preferred stock subject
to mandatory redemption (see Note I)	$ 0	$ 2,500,000

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

By adopting SFAS No. 150, the Company recognizes the requirement to repurchase 5000 shares of Series A Preferred Convertible Stock that were issued to Kevin Weller and Nancy Smith-Weller, officers’ of the Company, that was part of the acquisition of Northern Merchant Services, Inc.(NMSI). This preferred convertible stock was issued in conjunction with the acquisition agreement of NMSI from the Wellers. Under the terms of the agreement, the stock must be repurchased by August 26, 2005 for a sum of $2,500,000. The Wellers have the option of refusing this offer. They may convert the Preferred shares at any time, in whole or in part, to common stock at a rate of $0.50 per common share, reducing the repurchase commitment on a pro-rata basis.

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

December 31, 2004

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

NOTE J – MERCHANT PORTFOLIO AND RESIDUAL RIGHTS PURCHASE

Asset Purchase Agreement

PIPELINE DATA, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2004

NOTE J – MERCHANT PORTFOLIO AND RESIDUAL RIGHTS PURCHASE (continued)

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

On October 1, 2004 our subsidiary, Pipeline Data Portfolio Acquisitions, Inc purchased the Residual Rights to an aggregate of 511 merchant accounts representing $10,496,180 in annual consumer change volume, on a historical basis, from Diversified Debit and Credit, Inc for an aggregate purchase price of $119,372.

On December 1, 2004, our subsidiary Pipeline Data Portfolio Acquisitions, Inc purchased the Residual Rights from an aggregate of 238 merchant accounts representing $4,021,176 in annual consumer charge volume on a historical basis from Merchant Select Services, Inc. The purchase price was $56,320.

PIPELINE DATA, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

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

NOTE L – SUBSEQUENT EVENTS

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

On March 16, 2005, Pipeline Data, Inc. announced that it had signed a letter of intent to acquire Florida-based Charge.com. Under the terms of the agreement, Pipeline Data, Inc. will purchase Charge.com for $7.5 million in cash, $3.5 million in the form of a promissory note, 5 million shares of Pipeline Data,

PIPELINE DATA, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2004

NOTE L – SUBSEQUENT EVENTS (continued)

Inc.’s common stock and an additional 1 million shares of Pipeline Data, Inc.’s common stock based on Charge.com fulfilling certain performance requirements.

During 2005 the following merchant portfolios were acquired using funds from the Laurus financing: On February 21, 2005, our subsidiary Pipeline Data Portfolio Acquisitions, Inc. purchased the Residual Rights from an aggregate 830 merchant accounts from CPS of new York, Inc. for the purchase price of $1,090,011 and on March 1, 2005, purchased 775 merchant accounts from Advanced

Internet Services, LLC. for an aggregate purchase price of $589,589 plus 64,010 shares of our restricted common stock.

Item 13. Exhibits.

(a) The following exhibits are included as part of this report:

Exhibit No	Description
23.2	Consent of Drakeford & Drakeford, Certified Public Accountant
31.1	Rule 13 (a)-14(a)/15(d)-14(a) Certifications
31.2	Rule 13 (a)-14(a)/15(d)-14(a) Certifications
32	Section 1350 Certifications

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

Date: August 15, 2006

In accordance with the requirements of the Securities Act of 1933, as amended, this registration statement was signed by the following persons in the capacities and on the dates stated.

/s/ Jack Rubinstein	Chairman of the Board,
Jack Rubinstein	August 15, 2006

/s/ MacAllister Smith	Chief Executive Officer,
MacAllister Smith	President, Director
August 15, 2006
/s/ Kevin Weller	Director
Kevin Weller	August 15, 2006

Exhibit 31.1

CERTIFICATIONS

I, MacAllister Smith, certify that:

1.	I have reviewed this annual report on Form 10-KSBA of Pipeline Data, Inc;
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

August 15, 2006

By:	/s/ MacAllister Smith
Name:	MacAllister Smith
Title:	Chief Executive Officer, President

Exhibit 31.2

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

August 15, 2006

By:	/s/ Donald Gruneisen
Name:	Donald Gruneisen
Title:	Chief Financial Officer

Exhibit 32

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Pipeline Data Inc., a Delaware corporation (the “Company”), on Form 10-KSBA for the quarter ended December 31, 2005, as filed with the Securities and Exchange Commission (the “Report”), MacAllister Smith, Chief Executive Officer of the Company and , Donald Grunseisen Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to his knowledge:

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

Date: August 15, 2006

[A signed original of this written statement required by Section 906 has been provided to Pipeline Data Inc. and will be retained by Pipeline Data Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]