Form 10KSB/A
period 2005-12-31
PIPELINE DATA INC
filed 2006-08-16
CIK 1086533

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

Transitional Small Business Disclosure Format (Check one): Yes |_|; No |X|

PIPELINE DATA INC.

DECEMBER 31, 2005 ANNUAL REPORT ON FORM 10-KSBA

EXPLANATORY NOTE

This amendment (the "Amendment") to the Annual Report on Form 10-KSB of Pipeline Data Inc. (the "Company") for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission on April 4, 2006 (the "Original Form 10-KSB") is required as correction of an error pursuant to Statement of Financial Accounting Standards No. 154, “ Accounting Changes and Error Corrections.” The error was discovered regarding the Company’s treatment of certain intangible assets having an indefinite life. After review it was determined that the intangible assets had a life of seven years and that required amortization expenses to be recorded. Since amortization expense had already been recorded for the year 2005, the only adjustment needed was made to the balance sheet accounts of the Merchant portfolio and the Retained deficit. Also amended in the financial statement was additional language in the revenue recognition note. Included in this Amendment are the amended and restated financial statements for the Company.

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

INDEX TO FINANCIAL STATEMENTS

Part I – Financial Information – Pipeline Data Inc.
Page
Item I – Financial Information

Balance Sheets as of December 31, 2005	F-4

Statements of Operations for the for the years ended December 31, 2005 and 2004	F-5

Statements of Operations for the three months ended December 31, 2005 and 2004	F-6

Statements of Stockholders’ Equity for the years ended December 31, 2005 and 2004	F-7-8

Statements of Cash Flows for the for the years ended December 31, 2005 and 2004	F-9

Notes to Financial Statements	F-10– F-33

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

S/ Drakeford & Drakeford, LLC

-------------------------------------

March 10, 2006,

except for Note A as to which the date is August 12, 2006

PIPELINE DATA INC.

CONSOLIDATED BALANCE SHEET

December 31, 2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 2,254,664
Accounts receivable	1,518,830
Interest receivable	57,214
Inventory	71,689
Advances and prepaid expenses	139,322
Note receivable	175,000

Total current assets	4,216,719

PROPERTY AND EQUIPMENT, net	666,514

OTHER ASSETS
Restricted cash	75,489
Merchant portfolio, residual rights and other intangibles	9,855,679
Deferred acquisition and debt issuance costs	932,938
Notes receivable	750,000
Deposits	53,521
Deferred tax assets, net	780,138
Goodwill	24,556,638

Total other assets	37,004,403

TOTAL ASSETS	$ 41,887,636

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 1,320,334
Lease obligations-equipment	35,376
Notes payable	15,600,000

Total current liabilities	16,955,710
LONG-TERM LIABILITIES
Notes payable-World Products Shareholders	525,000
Note payable-Camofi Master LDC	1,400,000
Lease obligations-equipment	134,330
Notes payable-convertible 8%	322,734

Total long-term liabilities	2,382,064
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 5,000,000 shares authorized, no shares issued or outstanding at December 31, 2005
Common stock, $.001 par value: 95,000,000 shares authorized,
38,594,070 shares issued and outstanding at December 31, 2005	38,594
Common stock subscribed	5,780,207
Deferred stock compensation and unvested stock bonus	29,797
Additional paid-in capital	18,871,151
Retained Earnings (deficit)	(2,169,887)

Total stockholders’ equity	22,549,862

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 41,887,636

The accompanying notes are an integral part of these statements.

PIPELINE DATA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended
December 31, 2005 December 31, 2004

Revenue	$ 24,097,575	$ 15,565,134

Interchange	12,049,353	8,267,961
Cost of services sold	5,377,176	4,000,070
Cost of goods sold	148,076	175,939

Total cost of goods and services sold	17,574,605	12,443,970

Gross profit	6,522,970	3,121,164

Operating Expenses
Salaries and payroll cost	3,676,989	1,928,121
Selling, general and administrative	1,705,680	1,140,923
Depreciation and amortization	833,964	449,226

Total operating Expenses	6,216,633	3,518,270

Net income (loss) from operations	306,337	(397,106)

Other income and expenses
Interest and other income	75,375	64,266
Interest expense	(792,788)	(367,479)

Total other income (expenses)	(717,413)	(303,213)

(Loss) before income tax benefit	(411,076)	(700,319)

Benefit from income taxes	779,833	0

Net income (loss)	$ 368,757	$ (700,319)

Basic and diluted earnings (loss) per common share:
Earnings (loss) per share
Basic	$ 0.01	$ (.03)
Diluted	$ 0.01	N/A
Weighted average number of shares outstanding:
Basic	27,909,673	21,107,818
Diluted	29,312,083	N/A

The accompanying notes are an integral part of these statements.

PIPELINE DATA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended
	December 31, 2005	December 31, 2004

Revenue	$ 7,062,713	$ 4,442,941

Interchange	3,399,801	2,373,199
Cost of services sold	1,462,106	1,072,435
Cost of goods sold	62,294	47,434

Total cost of goods and services sold	4,924,201	3,493,068

Gross profit	2,138,512	949,873

Operating Expenses
Salaries and payroll cost	1,188,192	629,113
Selling, general and administrative	591,690	437,590
Depreciation and amortization	752,221	419,880

Total operating Expenses	2,532,103	1,486,583

(Loss) from operations	(393,591)	(536,710)

Other income and (expenses)
Interest income	22,801	24,171
Interest expense	(297,026)	(136,854)

Total other (expenses)	(274,225)	(112,683)

(Loss) before income tax benefit	(667,816)	(649,393)

Benefit from income taxes	526,062	0

Net (loss)	$ (141,754)	$ (649,393)

Basic and diluted (loss) per common share:
(Loss) per share
Basic	$ (0.01)	$ (.03)
Diluted	N/A	N/A
Weighted average number of shares outstanding:
Basic	30,436,164	25,525,334
Diluted	N/A	N/A

The accompanying notes are an integral part of these statements.

PIPELINE DATA INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Additional
Common stock	Paid-in	Accumulated	Deferred
Shares Amount	Capital	Loss	Compensation	Total

Balance at December 31, 2003	13,146,250	13,146	1,451,821	(1,838,325)	0	(373,353)

Conversion of 3,000 shares of series A preferred
conv. stock to 3,000,000 shares of common	3,000,000	3,000	1,497,000			1,500,000

( 5,000 shares of series A preferred conv.) Canceled			5

Issuance of common stock for services	218,319	218	116,482			116,700

Issuance of common stock for residual rights	32,952	33	29,967			30,000

Issuance of common stock for additional portfolio	2,367,764	2,368	2,071,078			2,073,446

Issuance of common stock-employment agreements	69,422	69	86,708			86,777

Exercise of warrants	106,665	107	37,203			37,310

Exercise of stock options	10,000	10	3,490			3,500

Conversion of 8% conv. note to common stock	1,170,153	1,170	408,384			409,554

Issuance of common stock for interest	256,497	256	123,237			123,493

Issuance of common stock due to earnings level	5,674,000	5,674	2,124,366			2,130,040

Issuance of common stock for note payment	50,000	50	49,950			50,000

Deferred stock compensation, net of unvested
stock bonus outstanding					34,126	34,126

Net loss for the year ended December 31, 2004	________	_______	_________	(700,319)	________	(700,319)

Balance at December 31, 2004	26,102,022	26,101	7,999,691	(2,538,644)	34,126	5,521,274

Common stock subscribed						5,780,207

Issuance of common stock for interest and
conversion of principal on Laurus debt	199,880	200	199,680			199,880

Conversion of 8% convertible notes &
interest to common stock	828,571	828	289,171			289,999

Exercise of warrants	342,857	343	121,342			121,685

Issuance of common stock for services	297,332	297	78,420			78,717

Issuance of common stock for additional portfolio	64,010	64	70,347			70,411

Issuance of common stock for employment
agreements/Unvested stock bonus	153,340	153	190,929		(4,329)	186,753

Conversion of stock options	308,000	308	(308)			0

Acquisitions/Mergers	10,298,058	10,300	9,921,879			9,932,179

Net income for the year ended December 31, 2005	________	_______	_________	368,757	________	368,757

Balance at December 31, 2005	38,594,070	$ 38,594	$ 18,871,151	$ (2,169,887)	$ 29,797	$ 22,549,862

The accompanying notes are an integral part of this statement.

PIPELINE DATA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the year ended	For the year ended
December 31, 2005	December 31, 2004

OPERATING ACTIVITIES:
Net Income (loss)	$ 368,757	$ (700,319)
Adjustments for noncash and nonoperating items:
Depreciation and amortization	833,964	449,226
Common stock for services, debt, portfolio, and other, net	1,368,613	254,121
Deferred taxes	(780,138)	0
Acquisitions of businesses, net of cash	(2,157,780)	0
Changes in operating assets and liabilities:
Receivables	(999,924)	(223,949)
Note receivable	0	(640,000)
Accrued interest receivable	(35,630)	(16,190)
Inventory	(31,602)	(18,177)
Deposits and other	(51,654)	(31,017)
Advances and prepaid expenses	(59,678)	(28,328)
Officer loans payable	0	(100,000)
Accounts payable and accrued expenses	645,634	170,028
Other loans and notes payable	0	(4,741)
Lease obligations-equipment	20,610	9,927

Cash used by operating activities	(878,828)	(879,419)
INVESTING ACTIVITIES:
Capital expenditures	(434,971)	(257,962)
Merchant portfolio and residual rights purchase	(1,738,645)	(1,240,038)
Acquisitions of businesses	(7,700,000)	0
Note receivable-non-current	(200,000)	0
Deferred acquisition and debt issuance costs	(365,770)	(567,168)
Change in restricted cash	1,935,533	(2,011,022)
Proceeds from preferred stock	0	172,309

Cash used by investing activities	(8,503,853)	(3,903,881)

FINANCING ACTIVITIES:
Proceeds from sale of stock	0	172,309
Proceeds from lease financing	125,797	60,988
Proceeds from convertible notes	0	289,400
Proceeds from exercise of warrants	121,685	37,310
Purchase of preferred stock from officer	0	(1,000,000)
Lease obligation payments	(54,184)	(11,310)
Proceeds from Laurus, Camofi, Sheridan notes	17,000,000	6,000,000
Loan payments	(6,249,805)	(166,665)

Cash provided by financing activities	10,943,493	5,382,032
NET INCREASE IN CASH	1,560,812	598,732
CASH BALANCE BEGINNING OF PERIOD	693,852	95,120
CASH BALANCE END OF PERIOD	$ 2,254,664	$ 693,852
NON CASH ACTIVITIES:
Interest	$ 792,788	$ 367,479
Corporate income taxes	$ 0	$ 0

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

STATEMENTS (INTANGIBLE ASSETS AND AMORTIZATION EXPENSE )

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

STATEMENTS (INTANGIBLE ASSETS AND AMORTIZATION EXPENSE )

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

The Company has three demand notes aggregating $175,000 at the simple rate of 10% per annum and six long term secured promissory notes aggregating $750,000 together with interest at the rate equal to 6%-10% per annum due on or before July 7, 2007 and May 7, 2008. The $750,000 notes are secured by 1,000,000 shares, subject to calls for additional shares in the event that the average closing bid price per share in any 30 day period decreases below $.65 per share.

5.	Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method for financial reporting purposes and primarily accelerated methods for tax purposes. For financial reporting purposes, equipment is depreciated over five to seven years. Leasehold improvements and property acquired under capital leases are amortized over the useful life of the asset or the lease term, whichever is shorter. Depreciation expenses for property and equipment for the years ended December 31, 2005 and 2004 was $ 88,266 and $ 38,250,

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2005

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES (continued)

5.	Property and Equipment, net (continued)

respectively.

Repairs and maintenance are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized.

6.	Revenue and Cost Recognition-Restated

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

We are aware, however, that the SEC accounting staff has recently raised certain revenue recognition concerns regarding companies in our industry. There is a risk that if the SEC were to determine that our current revenue recognition policies were incorrect, such policies may need to be altered and our recognition of revenues on a going forward basis. Moreover, this change may require us to restate prior financial statements to reflect lower revenue numbers. However, as there would be a corresponding reduction in our reported cost of services sold, we do not believe that any such change in revenue recognition policy would require us to restate our previous net earnings or stockholders’ equity results.

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

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2005

NOTE B--EARNINGS PER SHARE (Continued)

A reconciliation of basic to diluted weighted average common shares outstanding is as follows for the years ended:

Year 2005	Income available	Common shares	Per share amount
Basic earnings per share	$ 368,757	27,909,673	$ .01
Effects of dilutive securities:
Stock options	0	1,059,598.00
Warrants	0	95,402.00
Stock subscribed	0	247,410.00

Diluted earnings per share	$ 368,757	29,312,083	$ .01

Year 2004	Income available	Common shares	Per share amount
Basic loss per share	$(297,221)	21,107,818	$(.01)
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

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2005

NOTE C - INCOME TAXES (continued)

	The components of the net deferred tax assets are as follows:
	2005	2004
Deferred tax assets:
Net operating loss carry forward	$ 706,312	$ 604,816
Current year (income) loss	139,766	101,055
Deferred revenue	306	367
Deferred stock compensation	10,131	18,819
Total deferred tax assets	856,515	725,057

Deferred tax liabilities:
Difference between book and tax
depreciation and amortization	76,377	94,403
Capital loss	0	10,747

Total deferred tax liabilities	76,377	105,150
Net deferred tax asset before
valuation allowance	$ 780,138	$ 619,907
Valuation allowance	0	(619,907)
Net deferred tax asset	$ 780,138	(619,907)

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

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2005

NOTE D - COMMITMENTS AND CONTINGENCIES (continued)

Lease agreements-continued

Our future minimum lease commitments under noncancelable leases are as follows at December 31, 2005.

Year Ending		Amount
2006		$ 172,421
2007		137,620
2008		140,683
2009		144,058
2010		125,735
	Total	$ 720,517

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

Capital Equipment Leases:

On January 28, 2003, the Company entered into a capital equipment lease with Hewlett Packard Financial Services Company, Murray Hill, New Jersey. The initial term of the lease is for a period of 48 months with a base lease amount of $661.77 per month and an advance lease payment of $1,412.87. The lease has an equipment purchase option on “all or none” and “as-is, where-is” basis, without any representations or warranties, including no warranties of merchantability or fitness for a particular purpose. The equipment consist of five servers ($17,025), ten network products ($1,986.60), and four units of software ($3,559.50). The Company has an option to renew the Lease at the then Fair Market Rental Value and also has an option to return the equipment on or before the last day of the Lease term or purchase the equipment for $1.00. On July 1, 2004, the Company entered into two capital leases with American Express Business Finance for software installation services and equipment and MAS200 software. Both leases are for a term of sixty months with a buyout option of $1.00. Monthly payments on the equipment and software are $908.03 and $256.60 for the software installation services. On September 16, 2004, the Company entered into a capital lease with Ikon Financial Services for fax, copier and printer equipment. This lease is for a term of sixty months with a buyout option of $1.00 and monthly payments of $520.16. On March 1, 2005, the Company entered into a capital equipment lease with VAResources, Inc. for computer related

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2005

NOTE D - COMMITMENTS AND CONTINGENCIES (continued)

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

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2005

NOTE G – SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS

Details of Short-Term Debt	December 31,
2005

Sheridan Asset Management, LLC	$ 15,000,000
Camofi Master LDC	$ 600,000

Details of Long-Term Debt:

8% Convertible notes	$ 322,734
Camofi Master LDC	$ 1,400,000
World Products Shareholders	$ 525,000

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

The following table presents the allocation of the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed:

Cash and cash equivalents	$ 1,914
Accounts receivable	885
Accrued revenue receivable	6,769
Equipment	3,487
Deposits receivable	1,950
Goodwill	1,754,461

Total Assets	$ 1,769,466

Accounts payable	$ 144,286
Accrued expenses	955

Total liabilities	$ 145,241

Total acquisition cost	$ 1,624,225

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

	December 31, 2005	December 31, 2004
Sales	$ 24,381,151	$ 15,931,310
Net income (loss)	67,808	(294,492)
Net income per share-basic	0.01	(0.01)
Net income per share-diluted	0.01	N/A

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

NOTE K – ACQUISITIONS (continued)

Pro Forma Disclosure for the Above Business Acquisitions:

Charge.com, Inc.

The following table presents the allocation of the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed:

Cash and cash equivalents	$ 878,626
Accounts receivable	473,332
Furniture and fixtures	1,000
Computer software	12,000
Merchant portfolio	4,144,251
Deposits receivable	2,800
Organization cost	528
Goodwill	20,444,531
Total Assets	$ 25,957,068

Accounts payable	$ 1,251,012
Other current liabilities	4,070
Total liabilities	$ 1,255,082

Total acquisition cost	$ 24,701,986

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

	December 31, 2005	December 31, 2004
Sales	$ 28,189,139	$ 19,098,377
Net income	2,237,781	1,958,367
Net income per share-basic	0.07	0.05
Net income per share-diluted	0.06	0.04

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

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2005

NOTE M- SUBSEQUENT EVENTS

On February 1, 2006, Pipeline Data Inc. entered into an asset purchase agreement with Millennium Merchant Services, Inc. and Kent Stiritz. Pursuant to the agreement, Millennium Merchant Services, Inc. and Kent Stiritz agreed to sell residual rights to certain agreements with IPayment, Inc. Cornstone, Concord EFS and Authorizenet to Pipeline Data Inc. in exchange for up to 4.2 million shares of Pipeline Data Inc. (the “Agreement Shares”) and certain other consideration. 2,246,764 of the Agreement Shares have been issued to the sellers and 1,953,236 shares of Pipeline Data Inc, remain available to be issued to the seller upon the transfer of additional residual rights under Future Agreements pursuant to the terms of the Agreement.

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