Form 10QSB
period 2006-06-30
PIPELINE DATA INC
filed 2006-08-16
CIK 1086533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

PIPELINE DATA INC.

Form 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarter ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 11, 2006
Common Stock, $0.001 par value	52,282,920

PIPELINE DATA INC.

JUNE 30, 2006 QUARTERLY REPORT ON FORM 10-QSB

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2006, and the results of its operations and changes in its financial position from January 1, 2006, through June 30, 2006, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005.

INDEX TO FINANCIAL STATEMENTS

Page

Part I – Financial Information – Pipeline Data Inc.

Item I – Financial Information

Balance Sheets as of June 30, 2006 (unaudited) and December 31, 2005	F-3

Statements of Operations for the six months ended June 30, 2006 and 2005 (unaudited)	F-4

Statements of Operations for the three months ended June 30, 2006 and 2005 (unaudited)	F-5

Statements of Stockholders’ Equity for the six months ended June 30, 2006 (unaudited)	F-6

Statements of Cash Flows for the six months ended June 30, 2006 (unaudited)	F-7

Notes to Financial Statements	F-8– F-22

DRAKEFORD & DRAKEFORD, LLC

CERTIFIED PUBLIC ACCOUNTANTS

554 Duncan Road

Royston, Georgia 30662

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors of

Pipeline Data Inc.

We have reviewed the accompanying balance sheet of Pipeline Data Inc. as of June 30,2006, and the related statements of operations and of cash flows for the six months periods ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company's management.

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

/S/Drakeford & Drakeford, LLC

-------------------------------------

July 27, 2006

PIPELINE DATA INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2006 (Unaudited)	December 31, 2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 671,768	$ 2,254,664
Accounts receivable	1,618,739	1,518,830
Interest receivable	2,777	57,214
Inventory	53,940	71,689
Advances and prepaid expenses	61,339	139,322
Notes receivable	1,729,380	175,000

Total current assets	4,137,943	4,216,719

PROPERTY AND EQUIPMENT, net	911,797	666,514

OTHER ASSETS
Restricted cash	6,294,345	75,489
Deferred acquisition cost	9,594,737	0
Merchant portfolio, residual rights and other intangibles, net	10,316,679	9,855,679
Deferred acquisition and debt issuance costs	3,129,743	932,938
Notes receivable	520,932	750,000
Deposits	35,954	53,521
Deferred tax assets, net	2,066,122	780,138
Goodwill	24,727,588	24,556,638

Total other assets	56,686,100	37,004,403

TOTAL ASSETS	$ 61,735,840	$ 41,887,636

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 1,217,437	$ 1,320,334
Lease obligations-equipment	33,676	35,376
Notes payable	0	15,600,000

Total current liabilities	1,251,113	16,955,710

LONG-TERM LIABILITIES
Notes payable-World Products Shareholders	525,000	525,000
Notes payable-senior secured convertible	25,686,653	1,400,000
Lease obligations-equipment	110,473	134,330
Notes payable-convertible 8%	0	322,734

Total long-term liabilities	26,322,126	2,382,064

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 5,000,000 shares authorized, no shares issued or outstanding at June 30, 2006 and
December 31, 2005	0	0
Common stock, $.001 par value: 95,000,000 shares authorized,
45,516,253 and 38,594,070 shares issued and outstanding at
June 30, 2006 and December 31, 2005, respectively	45,516	38,594
Common stock subscribed	513,907	5,780,207
Deferred stock compensation and unvested stock bonus	21,864	29,797
Additional paid-in capital	37,588,978	18,871,151
Retained Earnings (deficit)	(4,007,664)	(2,169,887)

Total stockholders’ equity	34,162,601	22,549,862

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 61,735,840	$ 41,887,636

The accompanying notes are an integral part of these statements.

PIPELINE DATA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	For the six months ended
	June 30, 2006	June 30, 2005
Revenue	$ 15,808,819	$ 10,753,982

Interchange	6,741,000	5,352,446
Cost of services sold	2,718,361	2,544,599
Cost of goods sold	193,619	64,170

Total cost of goods and services sold	9,652,980	7,961,215

Gross profit	6,155,839	2,792,767

Operating Expenses
Salaries and payroll cost	2,751,171	1,641,786
Selling, general and administrative	1,692,429	740,584
Stock option expense	270,999	0
Depreciation and amortization	923,039	410,535

Total operating Expenses	5,637,638	2,792,905

Net income (loss) from operations	518,201	(138)

Other income and (expenses)
Interest income	32,517	38,005
Interest expense	(1,534,296)	(321,893)
Loss on early retirement of debt	(2,140,107)	0

Total other income (expenses)	(3,641,886)	(283,888)

Loss before income tax benefit	(3,123,685)	(284,026)

Benefit from income taxes	1,285,908	150,501

Net (loss)	$ (1,837,777)	$ (133,525)

Net earnings (loss) per share from continuing operations:
Basic	$ (.04)	$ (.01)
Diluted	N/A	N/A
Weighted average number of shares outstanding:
Basic	41,601,496	26,532,907
Diluted	N/A	N/A

The accompanying notes are an integral part of these statements.

PIPELINE DATA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

For the three months ended

	June 30, 2006	June 30, 2005
Revenue	$ 8,359,480	$ 6,245,333

Interchange	3,611,262	3,258,953
Cost of services sold	1,355,378	1,446,854
Cost of goods sold	109,652	43,830

Total cost of goods and services sold	5,076,292	4,749,637

Gross profit	3,283,188	1,495,696

Operating Expenses
Salaries and payroll cost	1,385,659	836,529
Selling, general and administrative	843,404	402,883
Stock option expense	38,720	0
Depreciation and amortization	470,300	207,795

Total operating Expenses	2,738,083	1,447,207

Net income from operations	545,105	48,489

Other income and (expenses)
Interest income	13,650	16,755
Interest expense	(782,612)	(178,561)
Loss on early retirement of debt	(2,140,107)	0

Total other (expenses)	(2,909,069)	(161,806)

Loss before income tax benefit	(2,363,964)	(113,317)

Benefit from income taxes (expense)	879,764	76,536

Net (loss)	$ (1,484,200)	$ (36,781)

Net earnings per share from continuing operations:
Basic	$ (.03)	$ 0.00
Diluted	N/A	N/A
Weighted average number of shares outstanding:
Basic	44,151,344	26,756,098
Diluted	N/A	N/A

The accompanying notes are an integral part of these statements.

PIPELINE DATA INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

Additional
Common stock	Paid-in	Accumulated	Deferred	Common Stock
Shares Amount	Capital	Loss	Compensation	Subscribed	Total

Balance at December 31, 2005	38,594,070	$ 38,594	$ 18,871,151	$ (2,169,887)	$ 29,797	$ 5,780,207	$ 22,549,862

Issuance of common stock for interest &	124,966	125	75,641			9,205	84,971

conversion of 8% convertible notes	572,699	573	264,630			57,530	322,733

Exercise of warrants	599,140	599	676,496			26,967	704,062

Issuance of common stock for services	5,345,072	5,345	5,456,546		(7,933)	(5,360,002)	93,956

Stock option expense per SFAS 123R			232,279				232,279

Stock options exercised	280,306	280	(72)				208

Record FMV of warrants and record value
of beneficial conversion feature			12,012,307				12,012,307

Net loss for the six months ended
June 30, 2006 (Unaudited)	__	_	______	(1,837,777)	________	_______	(1,837,777)

Balance at June 30, 2006 (Unaudited)	45,516,253	$ 45,516	$ 37,588,978	$ (4,007,664)	$ 21,864	$ 513,907	$ 34,162,601

The accompanying notes are an integral part of this statement.

PIPELINE DATA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

For the six	For the six
months ended	months ended
June 30, 2006	June 30, 2005

OPERATING ACTIVITIES
Net income (loss)	$ (1,837,777)	$ (133,525)
Adjustments for noncash and nonoperating items:
Depreciation and amortization	923,039	410,535
Loss on early retirement of debt	2,140,107	0
Stock based compensation	232,279	0
Common stock for services and other	178,927	460,071
Common stock subscribed, net	0	958
Deferred taxes, net	(1,285,984)	(151,105)
Changes in operating assets and liabilities:
Receivables	(99,909)	(293,868)
Interest receivable	54,437	(15,279)
Inventory	17,749	(15,280)
Advances and prepaid expenses	77,983	(33,311)
Deposits	17,567	5,682
Accounts payable and accrued expenses	(102,877)	33,268
Lease obligations and other loans and notes payable	(1,700)	(40,236)
Taxes payable	0	(10,497)

Cash provided by operating activities	313,841	217,413
INVESTING ACTIVITIES
Capital expenditures	(334,176)	(202,962)
Merchant portfolio and residual rights purchase	(1,294,039)	(1,788,949)
Notes receivable	(1,325,312)	(50,000)
Restricted cash	(6,218,856)	0
Deferred acquisition costs	(9,341,783)	(136,155)

Cash (used) by investing activities	(18,514,166)	(2,178,066)
FINANCING ACTIVITIES
Proceeds from lease financing	0	82,045
Restricted cash	0	2,011,022
Proceeds from senior secured convertible notes, net	25,686,653	0
Warrants and beneficial conversion feature of senior convertible debt	11,313,347	0
Debt issuance cost	(1,922,877)	0
Debt service payments	(17,000,000)	0
Loss on early retirement of debt	(2,140,107)	0
Warrant exercise	704,270	0
Lease obligation-payments and loan payments	(23,857)	(154,180)

Cash provided by financing activities	16,617,429	1,938,887

NET (DECREASE) IN CASH	(1,582,896)	(21,766)
CASH BALANCE BEGINNING OF PERIOD	2,254,664	693,852
CASH BALANCE END OF PERIOD	$ 671,768	$ 672,086
Supplemental Disclosures:
Cash used for interest	$ 1,523,287	$ 142,640
Income taxes	$ 0	$ 0

The accompanying notes are an integral part of these statements.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2006

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

Basis of Presentation and Use of Estimates:

The accompanying unaudited consolidated financial statements of the parent holding company, Pipeline Data Inc., and its wholly-owned subsidiaries, SecurePay.com, Inc., Northern Merchant Services, Inc., Pipeline Data Processing, Inc., Pipeline Data Portfolio Acquisitions, Inc., Aircharge, Inc., Cardaccept.com, Inc. and Charge.com Acquisition, Inc., have been prepared in accordance with generally accepted accounting principles for interim financial information in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the six months period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. All significant intercompany accounts and transactions have been eliminated.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2006

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES (continued)

2.	Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash have been included in, and are a significant portion of, the cash and cash equivalents balances.

Restricted Cash:

Restricted cash of $223,725 represents funds held-on-deposit to cover potential merchant losses. Restricted cash of $6,070,620 represents funds held in escrow for pending acquisitions.

(See Note-F)
3.	Inventories

Inventories consist of finished products of technical parts and supplies valued at the lower of cost or market.

4.	Accounts and Notes Receivable, net

The Company uses the allowance method to account for uncollectible accounts receivable. Accounts receivable are presented net of an allowance for doubtful accounts of $ 106,779.

The Company has three demand notes aggregating $175,000 at the simple rate of 10% per annum and a long term secured promissory note aggregating $520,932 with interest at the rate equal to 0%-6% per annum depending on the method of repayment due on February 1, 2008.

On June 26, 2006 the Company entered into a security agreement note with Valadata, Inc., a subsequent acquisition company. (See subsequent events Note-M) The note in the amount of $1,554,380 was issued pursuant to the terms and conditions of that certain Merger Agreement dated in July 2006. The note is collateralized by a security interest in the Valadata’s residual income pursuant to a separate security agreement. This note along with accrued interest at 18% was paid in full at the closing date of the merger.

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

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2006

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES (continued)

5.	Property and Equipment, net (continued)

or the lease term, whichever is shorter. Depreciation expenses for property and equipment for the six months ended June 30, 2006 and 2005 was $ 59,025 and $ 51,327, respectively. Repairs and maintenance are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized.

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

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2006

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES (continued)

6.	Revenue and Cost Recognition (continued)

We are aware, however, that the SEC accounting staff has raised certain revenue recognition concerns regarding companies in our industry. There is a risk that if the SEC were to determine that our current revenue recognition policies were incorrect, such policies may need to be altered and our recognition of revenues on a going forward basis. Moreover, this change may require us to restate prior financial statements to reflect lower revenue numbers. However, as there would be a corresponding reduction in our reported cost of services sold, we do not believe that any such change in revenue recognition policy would require us to restate our previous net earnings or stockholders’ equity results.

7.	Reserve for Losses on Merchant Accounts

We maintain a reserve for merchant losses necessary to absorb chargeback and other losses for merchant transactions that have been previously processed and which have been recorded as revenue. We analyze the adequacy of our reserve for merchant losses each reporting period. The reserve for merchant losses is comprised of three components: (1) specifically identifiable reserves for merchant transactions for which losses are probable and estimable, (2) a calculated reserve based upon historical loss experience applied to the previously processed transactions, and (3) a management analysis component for concentration issues and general macroeconomic and other factors. At June 30, 2006 our reserve for losses on merchant accounts included in accrued liabilities and other totaled $ 151,966.

8. Advertising Cost

Advertising cost are expensed as incurred. Advertising expense totaled $ 98,670 and $ 28,024 for the six months ended June 30, 2006 and 2005, respectively.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2006

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

At June 30, 2006, the Company has net operating loss carry forwards for income tax purposes of $2,294,524. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2020.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2006

NOTE C - INCOME TAXES (continued)

The components of the net deferred tax assets are as follows:
		June 30,

Deferred tax assets:	2006	2005
Net operating loss carry forward	$ 780,138	$ 619,907
Current year (income) loss	1,062,053	45,399
Deferred revenue	15,577	0
Difference between book and tax
depreciation and amortization	108,780	0
Stock-based compensation	92,140	0
Deferred stock compensation	7,434	20,513

Total deferred tax assets	2,066,122	685,819

Deferred tax liabilities:
Difference between book and tax
depreciation and amortization	0	73,753
Total deferred tax liabilities	0	73,753
Net deferred tax asset before
valuation allowance	$2,066,122	$612,066
Valuation allowance	0	(460,961)
Net deferred tax asset	$ 2,066,122	$ 151,105

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

June 30, 2006

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

As of October 1, 2005 the offices of the Company’s subsidiary, Aircharge, Inc., has terms of $1,950 per month on a one year lease, renewable for three additional years, located in Hawkston Hall Office Centre I, 1800 Nations Drive, Gurnee, Illinois. The monthly rent installments will increase to $2,313 the second year, $2,393 the third year, and to $2,478 the fourth year.

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

June 30, 2006

NOTE D - COMMITMENTS AND CONTINGENCIES (continued)

Lease agreements-continued

Our future minimum lease commitments under noncancelable leases are as follows at June 30, 2006.

Year Ending	Amount
2006	$ 172,421
2007	137,620
2008	140,683
2009	144,058
2010	125,735
Total	$ 720,517

Total rent expense for the six months ended June 30, 2006 and 2005 was $ 140,993 and $ 103,536, respectively.

Leases-Related Party:

The office of Northern Merchant Services, Inc. is located in Brasher Falls, New York, and has an annual lease with Kevin and Nancy Weller, officers of the Company. A new five year lease commenced on January 1, 2006 with monthly rental of $3,000.

Capital Equipment Leases:

Property and equipment include gross assets acquired under capital leases of $204,440 at June 30, 2006 and related amortization included in accumulated depreciation was $ 61,379. Amortization of assets under capital leases is included in depreciation expense.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2006

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

Prior to the adoption of FAS 123 R, the Company had followed the provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), which allowed the Company to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and disclose the pro forma effects on net income (loss) had the fair value of the equity awards been expensed. In connection with adopting FAS 123R, the Company elected to adopt the modified prospective application method provided by FAS 123R. The following table set forth the increase to the Company’s consolidated statements of operations as a result of the adoption of FAS 123R for the six months ended June 30, 2006 and for the year ended December 31, 2005, in the amounts of $270,999 and $197,492, respectively.

Impact of Change for adoption of FAS 123R
For the six	For the year
months ended	ended
June 30, 2006	December 31, 2005

Consolidated Statement of Operations
Operating income	$ (270,999)	$ (197,492)
Income (loss) before income tax benefit	(270,999)	(197,492)
Net income (loss)	$ (178,859)	$ (130,345)
Net income (loss) per share –basic	$ (0.00)	$ (0.00)
Net income (loss) per share –diluted	N/A	N/A

In September 2005, the Company’s Board of Directors approved the adoption of the 2005 Pipeline Data Inc Stock Incentive Plan in order to award restricted stock, nonqualified stock options and incentive stock options. This plan was approved by the Company’s stockholders in January 2006.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2006

NOTE E - STOCK OPTIONS AND WARRANTS (continued)

As of June 30, 2006, the Company has reserved an aggregate of 9,650,354 shares of common stock pending the exercise of the options.

Stock option activity is summarized as follows:
Options
Options outstanding, December 31, 2005	9,387,829
Forfeited	(12,475)

Exercised	(375,000)
Issued	650,000

Options outstanding, June 30, 2006	9,650,354

We have outstanding warrants as follows:

Description	Quantity	Exercise Price	Expiration Date
Class B redeemable Warrants	971,233	$2.50	12/31/2007
Warrants issued 2/27/04	166,667	$1.25	2/27/2011
Warrants issued 2/27/04	166,667	$1.50	2/27/2011
Warrants issued 2/27/04	166,666	$1.75	2/27/2011
Warrants issued 6/16/04	83,334	$1.50	6/16/2011
Warrants issued 6/16/04	83,333	$1.80	6/16/2011
Warrants issued 6/16/04	83,333	$2.10	6/16/2011
Warrants issued 3/11/05	600,000	$1.40	8/31/2011
Warrants issued 3/11/05	100,000	$1.25	3/11/2012
Warrants issued 9/30/05	700,000	$1.10	9/30/2010
Warrants with 8% convertible notes issued in 2002	285,714	$0.35	3/8/2008
Warrants with 8% convertible notes issued in 2002 and 2003	132,976	$0.35	12/31/2006
Warrants issued in 2004 with various 8% convertible notes	25,131	$0.65	12/31/2006
Warrants issued 6/29/06	12,850,000	$1.40	6/29/2011

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2006

NOTE F – RELATED PARTY TRANSACTIONS

The Company’s subsidiary, Northern Merchant Services, Inc., leases office space from Kevin and Nancy Weller, officers’ of the Company. (see Note D )

NOTE G – SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS

Notes payable consist of the following:

	June 30,	December 31,
	2006	2005
Details of Short-Term Debt
Camofi Master LDC	$-0-	$600,000
Sheridan Asset Management, LLC	-0-	15,000,000
Lease Obligations	33,676	33,676

Details of Long-Term Debt:
8% Convertible notes	$-0-	$322,734
Senior Secured Convertible	37,000,000	-0-
Less: Unamortized discount	(11,313,347)	-0-
	25,686,653	-0-

Camofi Master LDC	-0-	1,400,000
World Products Shareholders	525,000	525,000
Lease Obligations	110,473	134,330

Total	$26,355,802	$18,015,740

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

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2006

NOTE H – DEBT/FINANCING

Debt/Financing:

(a) Senior Secured Convertible Notes

The Company, on June 29, 2006 entered into a series of Senior Secured Convertible Notes having an aggregate principal amount of $37,000,000 due on June 29, 2010 and 11,100,000 warrants to purchase shares of the Company’s common stock. Interest will accrue at 8% per annum on the outstanding principal amount and is payable on the first day of each calendar quarter, starting October 1, 2006.

In accordance with APB No. 14 and related amendments, the warrants issued represents a premium paid by the Company at the date of issuance of the Convertible Note in the form of additional interest, which should be bifurcated from the Convertible Note and recognized as interest expense over the initial term of the notes. $4,329,000 of the aggregate proceeds from the Senior Secured Convertible Notes was allocated to the warrants as original issuance discount, which represented the relative fair value of the warrants at the date of issuance, and was amortizing the discount to interest expense over the life of the Convertible Note. Due to the convertible nature of the Senior Secured Convertible Notes, the Company recorded a charge due to the beneficial conversion feature of $7,003,807 in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments. The value of the beneficial conversion feature was measured using the intrinsic value and was being amortized to interest expense over the life of the Senior Notes.

Proceeds from the Senior Secured Convertible Notes replaced the $15,000,000 Sheridan Asset Management LLC, dated December 20, 2005. On June 29, 2006 the company repaid the full outstanding amount and incurred remaining amounts of unamortized debt issuance costs and prepayment fees totaling approximately $1,535,607 were charged as a loss on early extinguishment of debt.

Proceeds from the Senior Secured Convertible Notes were used to retire the remaining portion of the $2,000,000 Camofi Master LDC note, dated September 30, 2005. The holders of the Convertible Note had the option to convert all or part of their notes into shares of the Company's Common Stock on June 29, 2006, the Company prepaid the Convertible Note plus accrued interest in full using the proceeds from the issuance of Senior Secured Convertible Notes on that date. Consequently, on that date, the remaining amounts of unamortized original issue discount, unamortized debt issuance costs and prepayment fees totaling approximately $604,500 were charged as a loss on early extinguishment of debt. The warrants issued in connection with the Subordinated Note remain outstanding.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2006

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

June 30, 2006

NOTE K- SEGMENT INFORMATION AND GEOGRAPHICAL INFORMATION

We consider our business activities to be in a single reporting segment as we derive greater than 90% of our revenue and results of operations from processing revenues and other fees from card-based payments. During the six months period ended June 30, 2006 and 2005, we had no single customer that represented 3% or more of revenues. All revenues are generated in the United States.

NOTE L- MERCHANT PORTFOLIO ACQUISITIONS

The results of operations and financial position of the entities or merchant portfolios acquired during the six month period ended June 30, 2006 are included in the Consolidated and Combined Financial Statements from and after the date of acquisition. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed based on internal or third party valuations with any excess cost over fair value being allocated to goodwill. Acquired merchant portfolios are allocated to Merchant portfolio, residual rights.

Millennium Merchant Services, Inc

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

Merchant Business Solutions

Pipeline also entered an agreement on June 20, 2006 to acquire a separate retail portfolio. The purchase price for the separate merchant retail portfolio was approximately $860,000 subject to performance.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2006

NOTE M- SUBSEQUENT EVENTS/DEFERRED ACQUISITION COST

Paynet Systems Inc.

On June 30, 2006, the Company entered into a merger agreement with Paynet Systems, Inc. headquartered in Alpharetta, Georgia. Paynet Systems is a leading provider of e-commerce merchant payment processing services. Paynet has approximately 6,500 merchant accounts under services at the time of acquisition. The acquisition price was approximately $9,500,000 in cash and $1,000,000 in common stock. The transaction closed on July 13, 2006.

Valadata, Inc.

On July 11, 2006, the Company acquired Valadata, Inc. a retail merchant credit card processing provider catering primarily to the restaurant industry. Valadata has approximately 8,500 merchant accounts under service at the time of acquisition. The purchase price for the initial Valadata acquisition was $5,400,000 in cash and up to a maximum of $1,500,000 over the next two years, subject to performance milestones.

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

Overview

We are an value-added provider of merchant payment processing services and other related software products. As of August 1, 2006, we currently deliver credit and debit card-based payment processing solutions and services to over 40,000 small to medium-sized merchants who operate either in a physical “brick and mortar” business environment, over the Internet, or in mobile or wireless settings via cellular-based wireless devices. Our payment processing services enable merchants to process both traditional card-present, or “swipe,” transactions, as well as card-not-present transactions. A traditional card-present transaction, occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. Card-not-present transactions occur whenever the customer does not physically present a payment card at the point-of-sale and may occur over the Internet or by mail, fax or telephone. As of June 30, 2006, we provided credit and debit card-based payment processing solutions and services to approximately 25,000 active card merchants located across the United States. This represents a 79% increase over the approximately 14,000 active merchants at June 30, 2005. Our processing volume for the three months ended June 30, 2006 was $265 million, a 45% increase from the $183 million processed during the same period in 2005. For the six months ended June 30, 2006, our processing volume was $512 million, a 59% increase over the $323 million processed for the six months ended June 30, 2005.

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

During the three months ended June 30, 2006, we continued our growth by both acquiring new merchant accounts through our sales channels, through merchant portfolio acquisitions, and improved vendor pricing.

Second Quarter of 2006 Financial Results

• Revenue, during the three months ended June 30, 2006, increased 33.9% to $8,359,480 from $6,245,333, during the three months ended June 30, 2005.

• Gross Profit, which is defined as total revenue less interchange fees, cost of services sold and cost of goods sold, increased 119.5% to $3,283,188 during the three months ended June 30, 2006 from $1,495,696 during the three months ended June 30, 2005. Gross Margin, as a percentage of sales was 39.3% during the three months ended June 30, 2006 up from 23.9% during the three months ended June 30, 2005.

• Our income from operations, which we also refer to as Net Income from Operations, grew to $545,105 for the three months ended June 30, 2006 from $48,489 for the three months ended June 30, 2005. Our operating margin, which is measured as operating income divided by net revenue, was 6.5% for the three months ended June 30, 2006, compared to 0.8% for the three months ended June 30, 2005.

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

We follow the requirements of EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining our revenue reporting. Generally, we report revenues at the time of sale on a gross basis where we are the primary obligor in the arrangement, have latitude in establishing the price of the services, change the product and perform part of the service, have discretion in supplier selection, have latitude in determining the product and service specifications to meet our clients needs and assume credit risk.

This amount includes interchange paid to card issuing banks and assessments paid to credit card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants.

We are aware that the SEC accounting staff has raised certain revenue recognition concerns regarding companies in our industry. There is a risk that if the SEC were to determine that our current revenue recognition policies were incorrect, such policies may need to be altered and our recognition of revenues on a going forward basis may be materially and adversely effected. Moreover, this change may require us to restate prior financial statements to reflect substantially lower revenue numbers, which could effect public confidence in our accounting controls and have a negative impact on our public stock price. However, as there would be a corresponding reduction in our reported cost of services sold, we do not believe that any such change in revenue recognition policy would require us to restate our previous net earnings or stockholders’ equity results.

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

For the years 2003, 2004 and 2005, we applied Statement No. 142 to our merchant portfolios and residual rights purchases and revised our estimated life of our merchant portfolios. We estimate for accounting purposes that the remaining useful life to be seven years. The amortization expense represents a recognition and estimated allocation of the initial cost of the acquired merchant portfolios and residual rights as a non-cash expense against the income generated by these assets. We maintain allowances for the estimated losses from doubtful accounts which result when our customers are unable to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional general and administrative expense in the period such determination was made.

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

As permitted by SFAS No. 123, prior to January 1, 2006, we followed APB Opinion No. 25, which accounts for share-based payments to employees using the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R fair value method will have a significant impact on our consolidated results of operations, although it will have no impact on our cash flows. The impact of the adoption of SFAS No. 123R for the six months ended June 30, 2006 was to increase compensation expense of $232,278 with corresponding tax benefit of $78,975, resulting in a net reduction of earnings of $153,303. We made the decision to accelerate the vesting of outstanding stock options during the quarter ended, March 31, 2006 and in doing so recognize the remaining cost of stock options outstanding from prior years.

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

[remainder of page intentionally left blank]

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

PIPELINE DATA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three month period
	ended June 30,
	2006	2005	Variance	% Variance
	(unaudited)
Revenue	$8,359,480	$6,245,333	2,114,147	33.9%

Interchange	3,611,262	3,258,953	352,309	10.8%
Cost of goods and services sold	1,465,030	1,490,684	(25,654)	-1.7%

Gross Profit	3,283,188	1,495,696	1,787,492	119.5%
Gross Profit %	39.3%	23.9%

Operating expenses	2,738,083	1,447,207	1,290,876	89.2%

Operating income	545,105	48,489	496,616	1024.2%
Operating income	6.5%	0.8%

Other Income (expense):
Interest income	13,650	16,755	(3,105)	-18.5%
Interest expense & Loss on early retirement of debt	(2,922,719)	(178,561)	(2,744,158)	-1536.8%

Total other income (expense)	(2,909,069)	(161,806)	(2,747,263)	-1697.9%

Loss before income tax benefit	(2,363,964)	(113,317)	(2,250,647)	-1986.2%

Income tax (expense) / benefit	879,764	76,536	803,228	1049.5%

Net earnings	$(1,484,200)	$(36,781)	(1,447,419)	-3935.2%

Revenue. Revenue during the three months ended June 30, 2006 increased 33.9% to $8,359,480 from $6,245,333 during the three months ended June 30, 2005. This increase was primarily attributable to our acquisition of merchant account portfolios, our organic growth through the acquisition of new merchant accounts by our sales force, and our acquisition of Charge.com.

Interchange Expenses. Interchange expenses increased $352,309 or 10.8% to $3,611,262 for the three months ended June 30, 2006 from $3,258,953 for the three months ended June 30, 2005. The increase was primarily attributable to increased charge volume from our merchant account portfolio acquisitions.

Other Costs of Goods and Services Sold. Other costs of goods and services sold decreased $25,654 or 1.7% to $1,465,030 for the three months ended June 30, 2006 as compared to $1,490,684 for the three months ended June 30, 2005, and yielded a gross profit of $3,283,188 as compared to $1,495,696 for the three months ended June 30, 2005.

Operating Expenses. Salaries and payroll related costs increased $549,130 or 65.6% to $1,385,659 for the three months ended June 30, 2006 as compared to $836,529 for the three months ended June 30, 2005. Additionally, we incurred stock compensation expense of $12,227 for the three months ended June 30, 2006 as compared to $62,666 for the three months ended June 30, 2005. Selling, general and administrative expenses increased $440,521 or 109.3% to $843,404 for the three months ended June 30, 2006 compared to $402,883 for the three months ended June 30, 2005. This increase was due primarily to personnel and facilities costs related to the expansion of our facilities and customer acquisitions. Depreciation and Amortization expense for the period was $470,300, up $262,505 or 126.3% from $207,795 for the three months ended June 30, 2005. Total Operating expenses increased $1,290,876 or 89.2% to $2,738,083 for the three months ended June 30, 2006 compared to $1,447,207 for the three months ended June 30, 2005.

Interest income. Interest income decreased $3,105 or 18.5% for the three months ended June 30, 2006 to $13,650 as compared to $16,755 for the three months ended June 30, 2005, due primarily to a decrease in the amount of cash available for investment.

Interest Expense. Interest Expense for the three months ended June 30, 2006 was $782,612. This represents an increase of $604,051 or 338.3% from $178,561 for the three months ended June 30, 2005 primarily due to an increase in interest expense resulting from increased borrowings.

Loss on early retirement of debt. A loss on the early retirement of debt was $2,140,107 for the three months ended June 30, 2006 resulted from the early termination of existing notes payable and included unamortized debt issuance costs, unamortized discount on debt and early payment fees.

Income Tax. Income tax benefit increased to $879,764 for the three months ended June 30, 2006 from $76,536 for the three months ended June 30, 2005. This was the result of an increase in taxable income and the utilization of previously unrecognized net operating loss carryforwards, which has resulted in a favorable impact on the effective tax rate and a reduction to the valuation allowance applied to net deferred tax assets.

Net Income (Loss) As a result of the above factors, net income for the period ended June 30, 2006 decreased 3935.2% to $(1,484,200) from $(36,781) for the three months ended June 30, 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

PIPELINE DATA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six month period
	ended June 30,
	2006	2005	Variance	% Variance
	(unaudited)
Revenue	$15,808,819	$10,753,982	5,054,837	47.0%

Interchange	6,741,000	5,352,446	1,388,554	25.9%
Cost of goods and services sold	2,911,980	2,608,769	303,211	11.6%

Gross Profit	6,155,839	2,792,767	3,363,072	120.4%
Gross Profit %	38.9%	26.0%

Operating expenses	5,637,638	2,792,905	2,844,733	101.9%

Operating income	518,201	(138)	518,339	n/a
Operating income	3.3%	0.0%

Other Income (expense):
Interest income	32,517	38,005	(5,488)	-14.4%
Interest expense & Loss on early retirement of debt	(3,674,403)	(321,893)	(3,352,510)	-1041.5%

Total other income (expense)	(3,641,886)	(283,888)	(3,357,998)	-1182.9%

Loss before income tax benefit	(3,123,685)	(284,026)	(2,839,659)	-999.8%

Income tax (expense) / benefit	1,285,908	150,501	1,135,407	754.4%

Net earnings	$(1,837,777)	$(133,525)	(1,704,252)	-1276.4%

Revenues. Revenues increased $5,054,837 or 47.0% to $15,808,819 for the six months ended June30, 2006 from $10,753,982 for the six months ended June 30, 2005. This increase was primarily attributable to our acquisition of merchant account portfolios. Our organic growth through the acquisition of new merchant accounts by our sales force,, and our acquisition of Charge.com.

Interchange Expenses. Interchange expenses increased $1,388,554 or 25.9% to $6,741,000 for the six months ended June 30, 2006 from $5,352,446 for the six months ended June 30, 2005. The increase was primarily attributable to increased charge volume from our merchant account portfolio acquisitions.

Other Costs of Goods and Services Sold. Other costs of goods and services sold increased $303,211 or 11,6% to $2,911,980 for the six months ended June 30, 2006 compared to $2,608,769 for the six months ended June 30, 2005, and yielded a gross profit of $6,155,839 as compared to $2,792,767 for the six months ended June 30, 2005.

Operating Expenses. Salaries and payroll related costs increased $1,109,385 or 67.6% to $2,751,171 for the six months ended June 30, 2006 as compared to $1,641,786 for the six months ended June 30, 2005. Additionally, we incurred stock compensation expense of $270,999 for the six months ended June 30, 2006 as compared to $125,331 for the six months ended June 30, 2005. Selling, general and administrative expenses increased $951,845 or 128.5% to $1,692,429 for the six months ended June 30, 2006 compared to $740,584 for the six months ended June 30, 2005. This increase was due primarily to personnel and facilities costs related to the expansion of our facilities and customer acquisitions.. Depreciation and Amortization expense for the period was $923,039, up $512,504 or 124.8% from $410,535 for the six months ended June 30, 2005. Total Operating expenses increased $2,844,733 or 101.9% to $5,637,638 for the six months ended June 30, 2006 as compared to $2,792,905 for the six months ended June 30, 2005.

Interest income. Interest income decreased $5,488 or 14.4% for the six months ended June 30, 2005 to $32,517 for the six months ended June 30, 2006, due primarily to a decrease in the amount of cash available for investment.

Interest Expense. Interest Expense for the six months ended June 30, 2006 was $1,534,296. This represents an increase of $1,212,403 or 376.6% from $321,893 for the six months ended June 30, 2005 primarily due to an increase in interest expense resulting from increased borrowings.

Loss on early retirement of debt. A loss on the early retirement of debt was $2,140,107 for the six months ended June 30, 2006 resulted from the early termination of existing notes payable and included unamortized debt issuance costs, unamortized discount on debt and early payment fees.

Income Tax. Income tax benefit increased to $1,285,908 for the six months ended June 30, 2006 from $150,501 for the six months ended June 30, 2005. This was the result of an increase in taxable income and the utilization of previously unrecognized net operating loss carryforwards, which has resulted in a favorable impact on the effective tax rate and a reduction to the valuation allowance applied to net deferred tax assets.

Net Income (Loss) As a result of the above factors, net income for the period ended June 30, 2006 decreased 1276.4% to $(1,837,777) from $(133,525) for the six months ended June 30, 2005.

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

Liquidity and Capital Resources

Our cash requirements include: cost of revenues; selling, general and administrative expenses; income taxes; debt service payments; capital expenditures; merchant advances; merchant portfolio acquisitions and corporate acquisitions. Our principal sources of funds are cash generated by operations and by borrowings. A critical component of our growth strategy is the acquisition of merchant service account portfolios and/or the companies who own them. We have identified the small to medium-sized merchant segment of the payment processing market as one containing possible acquisition targets for us. This business segment is serviced by many independent service organizations that lack the resources to generate sufficient scale in this underserved market. We believe opportunities exist for us to purchase these businesses or their portfolios when, among other things, their resources begin to limit their ability to continue to grow independently.

On June 29, 2006, the Company issued a series of Senior Secured Convertible Notes in the aggregate principal amount of $37,000,000. Interest on the outstanding principal amount of the notes accrue a rate of 8% per annum and is payable on the first day of each calendar quarter, commencing October 1, 2006. The notes mature on June 29, 2010. As part of the financing, we also issued 11,100,000 warrants to purchase shares of the Company’s common stock. The notes were issued for the purpose of refinancing existing debt of $17,000,000 at more favorable rates and for funding pending acquisitions. On June 29. 2006, the company retired $17,000,000 of outstanding senior secured debt that was to mature in the third and fourth quarter of 2006 and accrued interest at 17% per annum.

We decreased our cash and cash equivalents to $671,768 at June 30, 2006 from a balance of $2,254,664 as of December 31, 2005. The company has restricted cash of $6,294,345, of which $6,070,620 is held in escrow for pended acquisitions.

Cash Flow (Used in) Provided by Operating Activities. Net cash provide by operating activities was $313,841 for the six months ended June 30, 2006, compared to net cash provided by operating activities of $217,413 for the six months ended June 30, 2005. Items favorably impacting cash provided by operating activities include depreciation and amortization of $923,039 and the issuance of $411,206 of common stock for services. Items negatively affecting cash flow from operations include net loss of $(1,837,777), an increase in deferred taxes of $1,285,984. Working capital adjustments, provided $36,750 for the six months ended June 30, 2006.

Cash Flow Used in Investing Activities. Net cash used in investing activities was $18,514,166 for the six months ended June 30, 2006 as compared to consumption of $167,044 for the six month period ended June 30, 2005. Net cash used by investing activities included $1,294,039 which was invested in purchasing merchant portfolios. Capital expenditures for the period were $334,176. We invested $9,341,783 in Deferred Acquisition costs, including $6,070,620 of cash held in escrow for a pending acquisition. Net cash used in investing activities was $2,178,066 for the six months ended June 30, 2005. $1,788,949 was invested in purchasing merchant portfolios, $202,962 for capital expenditures and an additional $136,155 was consumed for deferred acquisition costs..

Cash Flow Provided By (Used in) Financing Activities. Net cash provided by financing activities was $16,617,429 for the six months ended June 30, 2006. Net cash used by financing activities was $1,938,887 for the six months ended June 30, 2005. Cash provided by financing activities during the six months ended June 30, 2006 was favorably impacted by the proceeds received the issuance of the $37,000,000 convertible instrument and warrants, offset by the retirement of debt of $17,000,000 and loss in early retirement of debt of $2,140,107. Net cash used by financing activities was $1,938,887 for the six months ended June 30, 2005. This was the result of the release of $2,011,022 of restricted cash under the Laurus Master Fund related financing offset by lease obligation payments and aided by new lease financing.

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

Our management believes that it will be able to fund our operations on an indefinite basis through the use of the proceeds from the revenue produced from our operations, including our recent acquisitions as well as our present cash position and the continuation of revenue producing activities by our operating subsidiaries. Our senior secured convertible debt is due on June 29, 2010 and may require significant capital to retire. Our management may need to seek further capital through exercise of our warrants or by other capital raising needs in order to continue our growth. Other than this offering, we have no commitments, agreements or understanding with respect to any equity or debt financing.

Management’s Review of Company Progress

Management overall opinion of the company’s progress is positive as evidenced by the following indicators:

•

Revenue Growth. Revenue grew $5,054,837 or 47.0% to $15,808,819 for the six months ended June 30, 2006 from $10,753,982 for the six months ended June 30, 2005 Revenue grew 33.9% to $8,359,480 for the three months ended June 30, 2006 from $6,245,333 during the three months ended June 30, 2005.

•

Increased Gross Profit. Gross profit increased to 38.9% for the six months ended June30, 2006 from 25.9% for the six months ended June 30, 2005. Gross Profit increased 39.3% for the three months ended June 30, 2006 from 23.9% for the three months ended June 30, 2005.

•

Improved Net Income from Operations. Net income from operations reached $545,105 for the three months ended June 30, 2006, which was an increase of $496,616 from $48,489 for the three months ended June 30, 2005.

•

Enlarged Processing Volume. As of June 30, 2006, we provided credit and debit card-based payment processing solutions and services to approximately 25,000 active card merchants located across the United States. This represents a 79% increase over the approximately 14,000 active merchants at June 30, 2005. Our processing volume for the three months ended June 30, 2006 was $265 million, a 45% increase from the $183 million processed during the same period in 2005. For the six months ended June 30, 2006, our processing volume was $512 million, a 59% increase over the $323 million processed for the six months ended June 30, 2005.

•

Favorable Debt Refinancing and Deployment. The retirement of $17,000,000 of debt, $15,000,000 0f which had a maturity of December 20, 2006. The Company issued a $37,000,000 convertible debenture and 11,100,000 warrants to retire the existing debt as well as finance the pending Paynet and Valadata acquisitions. The convertible debenture is due June 29, 2010. The warrants expire June 29, 2011.

•

Organic growth and general market acceptance of our Charge.com and Aircharge product lines. At this juncture, we believe that we have timely and efficiently met our objective of fully integrating the Charge.com and AIRCHARGE acquisitions onto the Pipeline Data operating platform. AIRCHARGE has met our performance objectives thus far, the Sprint Nextel marketing delay notwithstanding. Charge.com has produced performance results that have exceeded our expectations. As a result, Pipeline now produces in excess of 1,000 new merchant applications per month. We continue to seek other worthwhile acquisition candidates, while we foster our organic growth and enhance our operating capabilities.

•

The implementation of the Aircharge solution, as on January 10, 2006. As of January 10, 2006, we announced that we had entered into an exclusive marketing arrangement with towXchange,Inc. d.b.a. towPartners, a national association of tow truck companies representing more than 7,000 members and approximately 70,000 tow trucks. Under the agreement, towPartners will now market AIRCHARGE wireless credit card acceptance and check guarantee technology to its membership. AIRCHARGE provides credit card processing and wireless check guarantee solutions using Java-enabled cell phones. towPartners reports that its members currently use more than 25,000 AIRCHARGE compatible mobile phones and activate an additional 400 AIRCHARGE compatible mobile phones per month.

•

Acquisitions of Paynet Systems, Inc. and Valadata, Inc. The acquisitions of Paynet Systems and Valadata were both successfully completed in July, 2006. With the acquisitions of Paynet Systems, Inc. and Valadata, Inc., our merchant portfolio now exceeds 40,000 accounts.

•

Blackberry Device Solution Deployment. The execution of a solution for for mobile merchants to accept credit card payments over their BlackBerry wireless devices. The AIRCHARGE JavaME(TM) software for wireless payment processing is certified to operate on the Nationwide Sprint PCS Network using the BlackBerry® 7130e(TM) and the BlackBerry® 7250(TM) Powered by Sprint, as well as the Nextel National Network using the BlackBerry®

7100i(TM) and the BlackBerry® 7520,(TM) powered by Nextel. The new AIRCHARGE software and latest version of AirPro swipe/printer includes upgrades to the credit card reader, printing speed and battery life

•

The completion of the second phase of the Millennium Merchant Services Acquisition. On February 2, 2006, we completed the second phase of merchant portfolio acquisitions pursuant to our Asset Purchase Agreement with Millennium Merchant Services, Inc. “Millennium Bankcard” and Millennium Bankcard’s president, Kent Stiritz. We originally entered into the Asset Purchase Agreement with Millennium Bankcard on May 18, 2004. The agreement provided that we would purchase merchant portfolios from Millennium Bankcard in consideration of up to an aggregate of 4.2 million shares of unregistered Pipeline common stock and a loan facility of up to $1,000,000 at an interest rate of 6% per annum. The Agreement also provided that the number of shares to be issued, in each case, would be based on the actual average annual gross receipts for the three month period following the portfolio purchase.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for the recognition and measurement of tax benefits associated with uncertain tax positions and defines criterion that an individual tax position must meet for any part of that position to be recognized or continue to be recognized in the financial statements. FIN No. 48 also adds disclosure requirements for the amounts of unrecognized tax benefits associated with uncertain tax positions. An uncertain tax position exists if it is unclear how a transaction will be treated under tax law. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the impact on the Company’s statements of financial position or operations.

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

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Corporate Executive Committee (“CEC”) and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEC and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2006. Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Pipeline:

We are currently being sued by Publicity Guaranteed, Inc. in the Circuit Court for Fairfax County, Virginia (Law Number: 06-3403) for withholding funds held by our processing bank to cover chargeback losses. We believe this action is without merit.

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

Exhibit 32

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Pipeline Data Inc., a Delaware corporation (the “Company”), on Form 10-QSB for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission (the “Report”), MacAllister Smith, Chief Executive Officer of the Company and , Donald Gruneisen Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to his knowledge:

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