Form 10KSB/A
period 2006-06-30
PIPELINE DATA INC
filed 2006-08-16
CIK 1086533

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

Transitional Small Business Disclosure Format (Check one): Yes |_|; No |X|

PIPELINE DATA INC.

DECEMBER 31, 2003 ANNUAL REPORT ON FORM 10-KSBA

EXPLANATORY NOTE

This second amendment (the "Amendment") to the Annual Report on Form 10-KSB of Pipeline Data Inc. (the "Company") for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 31, 2004 (the "Original Form 10-KSB") is required as correction of an error pursuant to Statement of Financial Accounting Standards No. 154, “ Accounting Changes and Error Corrections.” The error was discovered regarding the Company’s treatment of certain intangible assets having an indefinite life. After review it was determined that the intangible assets had a life of seven years and that required amortization expenses to be recorded. Amortization expense of $58,158 has been recorded and this also reduced the value and basis in the balance sheet accounts of the Merchant portfolio and the Retained deficit.

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

INDEX TO FINANCIAL STATEMENTS

Part 1 - Financial Information
Page
Item 1 - Financial Statements
Balance Sheets as of December 31, 2003 and 2002	F-4
Statements of Operations for the years ended December 31, 2003 and 2002	F-5
Statements of Stockholders’ Equity for the years ended December 31, 2003 and 2002	F-6
Statements of Cash Flows for the years ended December 31, 2003 and 2002	F-7
Notes to Financial Statements	F-8 - F-22

DRAKEFORD & DRAKEFORD, LLC

CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors of Pipeline Data, Inc.

We have audited the consolidated balance sheets of Pipeline Data, Inc. as of December 31,2003, and 2002,and the related consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, amended as described in Note A, present fairly, in all material respects, the financial position of Pipeline Data, Inc., as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

S/Drakeford & Drakeford, LLC

-------------------------------------

March 24, 2004, except for Note A as to which the date is August 12, 2006.

PIPELINE DATA, INC.

CONSOLIDATED BALANCE SHEET

	December 31, 2003	December 31, 2002
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 95,120	$ 85,463
Accounts receivable	294,957	253,707
Interest receivable	5,394	6,269
Inventory	21,910	29,494
Advances and prepaid expenses	51,316	6,340
Note receivable	85,000	1,000

Total current assets	553,697	382,273

PROPERTY AND EQUIPMENT, net	135,258	126,705

OTHER ASSETS
Investment- preferred stock	172,309	208,983
Merchant portfolio	2,441,842	0
Deposits	850	850
Goodwill	176,005	176,005

Total other assets	2,791,006	385,838

TOTAL ASSETS	$ 3,479,961	$ 894,816

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 306,183	$ 243,018
Accrued salaries	72,974	54,376
Payroll taxes and withholdings	50,586	56,516
Taxes payable	30,942	73,770
Lease obligations-equipment	4,839	0
Loan payable-revolving line of credit	36,228	11,300
Notes payable	12,500	150,000
Total current liabilities	514,252	588,980

LONG-TERM LIABILITIES
Officer loans payable	100,000	111,552
Lease obligations-equipment	13,039	0
Note payable	0	12,500
Officers right of mandatory redemption (Note H)	2,500,000	0
Notes payable-convertible 8%	726,023	324,553
Total long-term liabilities	3,339,062	448,605

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, authorized 5,000,000 shares $.001 par value each. At December 31, 2003 and 2002, there are 5,000
shares outstanding, respectively	5	5
Common stock authorized 95,000,000 shares, $.001
each. At December 31, 2003 and December 31, 2002, there
are 13,146,250 and 12,706,723 shares outstanding respectively	13,146	12,707

Additional paid-in capital	1,451,821	1,324,896
Retained Earnings (deficit)	(1,838,325)	(1,480,377)

Total stockholders’ equity (deficit)	(373,353)	(142,769)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 3,479,961	$ 894,816
	========	=======

The accompanying notes are an integral part of these statements.

PIPELINE DATA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended
December 31, 2003 December 31, 2002

Revenue	$ 10,246,955	$ 3,499,820

Cost of services sold	8,342,012	2,357,262
Cost of goods sold	190,946	363,439

Total cost of goods and services sold	8,532,958	2,720,701

Gross profit	1,713,997	779,119

Operating Expenses
Salaries and payroll cost	1,152,865	935,678
Selling, general and administrative	773,123	504,615
Depreciation and amortization	93,380	8,761

Total operating Expenses	2,019,368	1,449,054

Net Income (loss) from operations	(305,371)	(669,935)

Other income and expenses
Interest income	24,235	28,413
Interest expense	(76,812)	(18,062)

Total other income (expenses)	(52,577)	10,351

Income (loss)	$ (357,948)	$ (659,584)
	========	========

Basic earnings (loss) per common share	$ (.03)	$ (.06)

Weighted average shares outstanding, basic	12,902,851	11,986,890

The accompanying notes are an integral part of these statements.

PIPELINE DATA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

Additional
Common stock	Paid-in	Accumulated
Shares Amount	Capital	Loss	Total

Balance at December 31, 2001	10,986,890	$ 10,987	$ 1,045,349	$ (820,793)	$ 235,543

On August 26, 2002, Northern Merchant Services,
Inc. was acquired for 1,000,000 shares of Pipeline
Common stock	1,000,000	1,000	95,003		96,003
( 5,000 shares of series A preferred conv. stock as
further consideration in it’s August 26, 2002			45		5
acquisition )
Issuance of common stock for services	386,500	387	84,832		85,219

Sale of common stock on September 30, 2002	333,333	333	99,667		100,000

Net loss for the year ended December 31, 2002	__	_	______	(659,584)	(659,584)

Balance at December 31, 2002	12,706,723	$ 12,707	$ 1,324,896	$ (1,480,377)	$ (142,769)

Issuance of common stock for services	160,979	161	29,839		30,000

Conversion of 8% convertible note	43,686	43	15,191		15,234

Sale of common stock on August 8, 2003	134,286	134	46,739		46,873

Issuance of common stock on December 31, 2003
for services and debt	100,576	101	35,156		35,257

Net loss for the year ended December 31, 2003	_________	_______	________	(357,948)	(357,948)

Balance at December 31, 2003	13,146,250	$ 13,146	$ 1,451,821	$ (1,838,325)	$ (373,353)
	=======	======	=======	=======	=======

The accompanying notes are an integral part of this statement.

PIPELINE DATA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the year ended	For the year ended
December 31, 2003	December 31, 2002

OPERATING ACTIVITIES
Net (loss)	$ (357,948)	$ (659,584)
Adjustments for noncash and nonoperating items:
Depreciation and amortization	93,380	8,761
Common stock for services	65,257	85,219
Conversion of 8% convertible notes	18,350	0
Changes in operating assets and liabilities:
Receivables	(41,250)	(202,189)
Note receivable	(84,000)	229,000
Accrued interest receivable	875	(6,269)
Inventory	7,584	(29,494)
Advances and prepaid expenses	(44,976)	(6,340)
Officer loans payable	(11,552)	112,552
Accounts payable and accrued expenses	63,165	137,483
Accrued salaries	18,598	54,376
Payroll taxes and withholdings	(5,930)	56,516
Other loans and notes payable	(112,572)	137,253
Lease obligations-equipment	4,839	0
Taxes payable	(42,828)	73,770

Cash (used) by operating activities	(429,008)	(8,946)

INVESTING ACTIVITIES
Capital expenditures	(28,541)	(99,886)
Proceeds from preferred stock	36,674	0

Cash used by investing activities	8,133	(99,886)

FINANCIAL ACTIVITIES
Proceeds from sale of stock	46,873	100,000
Proceeds from lease financing	18,392	0
Proceeds from convertible notes	383,120	0
Lease obligation payments	(5,353)	0
Loan payments	(12,500)	0

Cash provided by financing activities	430,532	100,000

NET INCREASE (DECREASE) IN CASH	9,657	(8,832)

CASH BALANCE BEGINNING OF PERIOD	85,463	94,295

CASH BALANCE END OF PERIOD	$ 95,120	$ 85,463

NON CASH ACTIVITIES:
Interest	$ 54,821	$ 18,062
Corporate income taxes	$ 0	$ 0
Note receivable conversion to investment stock	$ 0	$ 228,000
Business acquisition-NMS	$ 0	$ 96,003

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

STATEMENTS (INTANGIBLE ASSETS AND AMORTIZATION EXPENSE)

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

PIPELINE DATA, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

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

	2004	2003
Retained deficit, at beginning of year, as adjusted/previously reported	$ 1,838,325	$ 1,480,377
Prior-period adjustment-error in life of intangible assets-amortization expense	403,098	58,158
Retained deficit, at beginning of year, as restated	$ 2,241,423	$ 1,538,535
Net loss	297,221	299,790
Retained deficit, at end of year, restated	$ 2,538,644	$ 1,838,325
Effect of loss per share	$ .02	$ .01

For the year ended December 31, 2005, the change only affects the carryforward balance sheet accounts of the Merchant portfolio and the beginning retained deficit balance. The statement of operations and loss per share were not affected.

This amendment and restatement is required as correction of an error pursuant to Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections.” The intangibles were valued as follows:

PIPELINE DATA, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

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

New accounting statements issued, and adopted by the Company, include the following:

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 14 “Business Combinations” (“SFAS 141”), which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. As a result, use of the pooling-of-interests method is prohibited for business combinations initiated thereafter. SFAS 141 also establishes criteria for the separate recognition of intangible assets acquired in a business combination. The adoption of SFAS 141 did not have a material impact on the Company’s results of operations, financial position or cash flows.

PIPELINE DATA, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2003

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES (continued)

8. Recent Accounting Pronouncements (continued)

In July 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their useful lives. This Statement is effective for the Company’s 2003 fiscal year. However, goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the non-amortization and amortization provisions of this

Statement. The adoption of SFAS 142 did not have an impact on the Company’s results of operations, financial position or cash flows.

In October 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS 142. SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. This Statement is effective for the Company’s 2003 fiscal year, and early adoption is permitted. The adoption of SFAS 144 did not have a material impact on the Company’s results of operations, financial position or cash flows.

PIPELINE DATA, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2003

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES (continued)

8. Recent Accounting Pronouncements (continued)

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other provisions, this Statement eliminates the requirement that gains and losses from extinguishment of debt be classified as extraordinary items. The Company will adopt SFAS 145 in fiscal 2003, and has determined it will not impact the Company’s financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than when a company commits to an exit plan as was previously required. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt SFAS 146 in fiscal 2003, and has determined it will not impact the Company’s financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” This statement amends SFAS No. 123, transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS 123 and SFAS 148.

In November 2002, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others,” was issued. This interpretation requires the initial recognition and initial measurement, on a prospective basis only, to guarantees issued or modified after December 31, 2002. Additionally, certain disclosures requirements are effective for financial statements ending after December 15, 2002. There were no disclosures required of the Company in the fiscal 2002 and 2003 financial statements.

In January 2003, FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“VIE’s”) was issued. This interpretation clarifies situations in which entities shall be subject to consolidation. This interpretation is effective for all VIE’s created after January 31, 2003. The Company does not believe that the adoption of this interpretation will have any impact on its financial statements.

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

PIPELINE DATA, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2003

NOTE D - COMMITMENTS AND CONTINGENCIES

Lease agreements

The Company previously occupied office space at the office of the Chairman of the Board at 250 East Hartsdale Avenue, Hartsdale, New York, 10530 at a monthly rental of $500. This office has been closed and now headquartered in Braintree, Massachusetts. The offices of the Company’s subsidiary, SecurePay, Inc. are located at 1599 Washington Street, Braintree, Massachusetts at a monthly rental of $1,410. The term of this lease shall be for three years with self-renewing unless terminated in writing no later than one hundred and eighty (180) days before each expiration. Each lease year shall be subject to a rent increase not to exceed the most current consumer price index increase from the prior year. Each extension shall be for the same terms as the original lease. The operations center for SecurePay is located at 13339 North Central Expressway Suite 103, Dallas, Texas. This is a four year lease that commenced on June 2002. An initial deposit of $850 and monthly rental of $768 is required on the leased square foot area of 865 square feet.

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

During the year ended December 31, 2002, the Company’s Board of Directors approved the grant of 1,265,000 stock options to key employees and independent consultants with a weighted average exercise price of $0.37. As of December 31, 2002, none of these option shares were vested.

During the year ended December 31, 2003, the Company’s Board of Directors approved the grant of 647,637 stock options also to key employees and independent consultants with a weighted average exercise price of $0.60. During the year a total of 100,000 stock options were forfeited that had a weighted average exercise price of $0.35. Of the 467,636 options awarded to employees during the year, vest one-third each year beginning January 1, 2004. The options awarded to the Directors at December 31, 2003,

(150,001 options), vest on January 1, 2004. The independent consultant’s options of 30,000 shares, vest one-third each year beginning January 1, 2004.

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

NOTE F – RELATED PARTY TRANSACTIONS

On November 18, 2003, Kevin Weller, an officer of the Company, issued a note payable to the Company in the amount of $85,000. This note has been made pursuant to that certain employment agreement between Weller and the Company. (see Note G ).

The Company’s subsidiary, Northern Merchant Services, Inc., leases office space from Kevin and Nancy Weller. (see Note D )

PIPELINE DATA, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2003

NOTE G – NOTE RECEIVABLE

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

NOTE H – SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS

Borrowings under Revolving Line of Credit

The Company’s revolving line of credit with a major credit card company amounted to $36,228 and $11,300 at December 31, 2003 and December 31, 2002, respectively.

Details of Short-Term Debt:

December 31,

	2003	2002
Ladco Financial Group	$ 12,500	$ 150,000
Details of Long-Term Debt:
Ladco Financial Group	$ 0	$ 12,500
Officer’s Loan Payable	$ 100,000	$ 111,552
8% Convertible notes	$ 726,023	$ 324,553
Officer preferred stock subject
to mandatory redemption (see Note I)	$ 2,500,000	$ 0

PIPELINE DATA, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2003

NOTE H – SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS (continued)

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

NOTE I – ADOPTION OF STATEMENT OF FINANCIAL STANDARDS (SFAS) NO. 150

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

December 31, 2003

NOTE I – ADOPTION OF STATEMENT OF FINANCIAL STANDARDS (SFAS) NO. 150

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

NOTE J – SUBSEQUENT EVENTS

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

NOTE J – SUBSEQUENT EVENTS (continued)

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

Asset Purchase Agreement

On March 15, 2004, Northern Merchant Services, Inc. (a subsidiary of the Company) entered into an Asset Purchase Agreement with Leslie E. McElhiney, Michael Hornung, and Patricia Thornton, for Residuals Rights which relate to certain merchant accounts. As consideration for the assets sold, Northern Merchants shall pay an aggregate purchase price of $131,363.00 plus 21,968 shares of restricted Pipeline Data, Inc. common stock to McElhiney; $42,093.33 plus 0 shares to Hornung; and, $94,624.68 plus 10,984 shares of restricted Pipeline Data, Inc. common stock to Thornton

PIPELINE DATA, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2004

NOTE L – SUBSEQUENT EVENTS (continued)

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

Exhibit 32

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Pipeline Data Inc., a Delaware corporation (the “Company”), on Form 10-KSBA for the quarter ended December 31, 2003, as filed with the Securities and Exchange Commission (the “Report”), MacAllister Smith, Chief Executive Officer of the Company and , Donald Grunseisen Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to his knowledge:

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