Form 10QSB
period 2006-09-30
PIPELINE DATA INC
filed 2006-11-13
CIK 1086533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

PIPELINE DATA INC.

Form 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarter ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 7, 2006
Common Stock, $0.001 par value	46,911,691

PIPELINE DATA INC.

SEPTEMBER 30, 2006 QUARTERLY REPORT ON FORM 10-QSB

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2006, and the results of its operations and changes in its financial position from January 1, 2006, through September 30, 2006, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005.

INDEX TO FINANCIAL STATEMENTS

Page

Part I – Financial Information – Pipeline Data Inc.

Item I – Financial Information

Balance Sheets as of September 30, 2006 (unaudited) and December 31, 2005	F-3

Statements of Operations for the nine months ended September 30, 2006 and 2005 (unaudited)	F-4

Statements of Operations for the three months ended September 30, 2006 and 2005 (unaudited)	F-5

Statements of Cash Flows for the nine months ended September 30, 2006 and 2005(unaudited)	F-6

Notes to Financial Statements	F-7– F-23

DRAKEFORD & DRAKEFORD, LLC

CERTIFIED PUBLIC ACCOUNTANTS

554 Duncan Road

Royston, Georgia 30662

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors of

Pipeline Data Inc.

We have reviewed the accompanying balance sheet of Pipeline Data Inc. as of September 30,2006, and the related statements of operations and of cash flows for the nine month periods ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company's management.

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

/S/Drakeford & Drakeford, LLC

-------------------------------------

October 24, 2006

PIPELINE DATA INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2006 (Unaudited)	December 31, 2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 2,769,629	$ 2,254,664
Accounts receivable	2,426,592	1,518,830
Interest receivable	847	57,214
Inventory	67,978	71,689
Advances and prepaid expenses	126,776	139,322
Notes receivable	50,000	175,000

Total current assets	5,441,822	4,216,719

PROPERTY AND EQUIPMENT, net	1,036,820	666,514

OTHER ASSETS
Restricted cash	502,281	75,489
Merchant portfolio, residual rights and other intangibles, net	16,052,161	9,855,679
Deferred expenses	1,799,247	932,938
Notes receivable	695,932	750,000
Deposits	44,442	53,521
Deferred tax assets, net	2,066,122	780,138
Goodwill	36,747,207	24,556,638

Total other assets	57,907,392	37,004,403

TOTAL ASSETS	$ 64,386,034	$ 41,887,636

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 1,737,355	$ 1,320,334
Lease obligations-equipment	31,876	35,376
Notes payable	0	15,600,000

Total current liabilities	1,769,231	16,955,710

LONG-TERM LIABILITIES
Notes payable-World Products Shareholders	525,000	525,000
Notes payable-senior secured convertible	27,029,927	1,400,000
Lease obligations-equipment	98,112	134,330
Notes payable-convertible 8%	0	322,734

Total long-term liabilities	27,653,039	2,382,064

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 5,000,000 shares authorized, no shares issued or outstanding at September 30, 2006 and
December 31, 2005	0	0
Common stock, $.001 par value: 150,000,000 shares authorized,
46,911,691 and 38,594,070 shares issued and outstanding at
September 30, 2006 and December 31, 2005, respectively	46,912	38,594
Common stock subscribed	1,357,161	5,780,207
Deferred stock compensation and unvested stock bonus	33,042	29,797
Additional paid-in capital	37,839,135	18,871,151
Retained Earnings (deficit)	(4,312,486)	(2,169,887)

Total stockholders’ equity	34,963,764	22,549,862

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 64,386,034 ========	$ 41,887,636 =========

The accompanying notes are an integral part of these statements.

PIPELINE DATA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

For the nine months ended
September 30, 2006 September 30, 2005
Restated

Revenue	$ 30,737,750	$ 17,034,862

Interchange	12,850,952	8,649,552
Cost of services sold	7,137,035	3,915,070
Cost of goods sold	279,658	85,782

Total cost of goods and services sold	20,267,645	12,650,404

Gross profit	10,470,105	4,384,458

Operating expenses
Salaries and payroll cost	4,575,024	2,488,797
Selling, general and administrative	2,542,625	1,113,990
Depreciation and amortization	1,640,866	625,473

Total operating expenses	8,758,515	4,228,260

Net income from operations	1,711,590	156,198

Other income and (expenses)
Interest income	61,578	52,574
Interest expense	(3,061,454)	(495,762)
Loss on early retirement of debt	(2,140,107)	0

Total other income (expenses)	(5,139,983)	(443,188)

(Loss) before income tax benefit	(3,428,393)	(286,990)

Benefit from income taxes	1,285,794	531,678

Net income (loss)	$ (2,142,599)	$ 244,688

Net (loss) per share from continuing operations:
Basic	$ (0.05)	$ 0.01
Diluted	N/A	$ 0.01
Weighted average number of shares outstanding:
Basic	43,436,596	27,082,999
Diluted	N/A	30,721,591

The accompanying notes are an integral part of these statements.

PIPELINE DATA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

For the three months ended
September 30, 2006 September 30, 2005
Restated

Revenue	$ 14,928,931	$ 6,280,880

Interchange	6,109,952	3,297,106
Cost of services sold	4,418,674	1,370,471
Cost of goods sold	86,039	21,612

Total cost of goods and services sold	10,614,665	4,689,189

Gross profit	4,314,266	1,591,691

Operating expenses
Salaries and payroll cost	1,552,854	847,011
Selling, general and administrative	850,196	373,406
Depreciation and amortization	717,827	214,938

Total operating expenses	3,120,877	1,435,355

Net income from operations	1,193,389	156,336

Other income and (expenses)
Interest income	29,061	14,569
Interest expense	(1,527,158)	(173,869)

Total other (expenses)	(1,498,097)	(159,300)

(Loss) before income tax benefit	(304,708)	(2,964)

Benefit from income taxes (expense)	(114)	277,908

Net Income (loss)	$ (304,822)	$ 274,944

Net earnings per share from continuing operations:
Basic	$ (0.01)	$ 0.01
Diluted	N/A	$ 0.01
Weighted average number of shares outstanding:
Basic	46,837,552	27,832,882
Diluted	N/A	31,471,474

The accompanying notes are an integral part of these statements.

PIPELINE DATA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

For the nine	For the nine
months ended	months ended
September 30, 2006	September 30, 2005

Restated

OPERATING ACTIVITIES
Net income (loss)	$ (2,142,599)	$ 244,688
Adjustments for noncash and nonoperating items:
Depreciation and amortization	1,640,866	625,473
Loss on early retirement of debt	2,140,107	0
Stock-based compensation	358,255	190,457
Common stock for services and other	82,815	63,717
Debt issue/discount long-term debt amortization	817,853	0
Deferred taxes, net	(1,285,984)	(532,282)
Changes in operating assets and liabilities:
Receivables	(908,609)	(332,822)
Interest receivable	57,214	(22,972)
Inventory	3,711	(18,103)
Advances and prepaid expenses	105,700	(268,649)
Deposits & restricted cash	(318,882)	5,272
Accounts payable and accrued expenses	465,558	376,502
Lease obligations and other loans and notes payable	(39,718)	(40,498)

Cash provided by operating activities	976,287	290,783
INVESTING ACTIVITIES
Capital expenditures	(460,221)	(282,138)
Merchant portfolio and residual rights purchase	(1,774,663)	(2,396,465)
Notes receivable	179,068	(125,000)
Acquisition of businesses	(15,661,726)	(237,900)
Restricted cash	(99,931)	0

Cash (used) by investing activities	(17,817,473)	(3,041,503)
FINANCING ACTIVITIES
Proceeds from lease financing	0	82,045
Restricted cash	0	1,945,807
Proceeds from secured convertible notes, net	26,349,693	2,000,000
Warrants and beneficial conversion feature of convertible debt	10,650,307	0
Debt issuance cost	(1,488,927)	0
Debt service payments	(17,000,000)	0
Loss on early retirement of debt	(1,863,000)	0
Warrant & option exercise	708,078	888,946
Lease obligation-payments and loan payments	0	(727,454)

Cash provided by financing activities	17,356,151	4,189,344

NET INCREASE IN CASH	514,965	1,438,624
CASH BALANCE BEGINNING OF PERIOD	2,254,664	693,852
CASH BALANCE END OF PERIOD	$ 2,769,629	$ 2,132,476
Supplemental Disclosures:
Cash used for interest	$ 1,757,159	$ 495,762
Income taxes	$ 0	$ 0

The accompanying notes are an integral part of these statements.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2006

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES

Summary of Critical Accounting Policies and Estimates

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

Cash and Cash Equivalents

For purposes of reporting cash flows, highly liquid instruments purchased with original maturities of three months or less are considered cash equivalents. The carrying amounts reported in the Consolidated Balance Sheets for these instruments approximate their fair value.

Restricted Cash

Cash held-on-deposit to cover potential merchant losses or cash set aside for contractual obligations is classified as Restricted Cash on the Consolidated Balance Sheets. Additional restricted cash is also set aside by the Company per the contractual obligation with the former owners of Valadata requiring the Company to escrow funds in the event the acquired entity meets earn-out thresholds through July 11, 2008. As of September 30, 2005, the Company had $1,945,807 related to a secured debenture that the Company could not be utilized without debtholder consent.

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

September 30, 2006

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES (continued)

Revenue and Cost Recognition(continued)

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

Accounting for Goodwill and Intangible Assets

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

For the years, 2005 and 2006 , we applied SFAS 142 to our merchant portfolios and residual rights purchases and revised the estimated life of our merchant portfolios. We estimate for accounting purposes the useful life to be seven years. The amortization expense represents a recognition and estimated allocation of the initial cost of the acquired merchant portfolios and residual rights as a non-cash expense against the income generated by these assets. We maintain allowances for the estimated losses from doubtful accounts which result when our customers are unable to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional general and administrative expense in the period such determination is made.

The Company has intangible assets which consist primarily of merchant portfolios, residual rights and customer relationships that are recorded in connection with acquisitions at their fair value based the net present value of the customer relationship. These intangible assets are amortized over their estimated useful lives using a straight line basis which takes into consideration expected customer attrition rates over a seven -year period. Intangible assets with estimated useful lives are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”,

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2006

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES (continued)

Accounting Change

In 2005, Pipeline Data, changed its methodology of amortizing and depreciating certain intangible assets with having an indefinite life and now have amended and restated the years that were affected by establishing a definite life of the intangible assets of seven years. The basis of the intangible assets and amortization expense were affected by this accounting principle error.

Restatements of Financial Results The results presented for the period ended September 30, 2005 have been restated from the original 10-Q filed for the applicable period. The restatement provided in this Form 10-QSB corrects amounts previously reported in Pipeline Data’s 10-Q for the period ended September 30, 2005 for certain errors related to incorrect amortization and depreciation expense recorded by establishing a definite life of the intangible assets of seven years. These matters are described in greater detail in the Company’s Form 10-KSB for the period ended December 31, 2005.

This restatement results in the following adjustments to the Unaudited Condensed Consolidated Financial Statements for the quarter ended September 30, 2005.

Selected Consolidated Statements of Earnings Data:

Three months ended September 30, 2005

	RESTATED	Impact of Amortization of Intangible Assets	As previously Reported in 10-QSB
Revenues	$6,280,880	$ 0	$6,280,880
Cost of Sales	4,689,189	0	4,689,189
Total Operating Expenses	1,435,355	184,522	1,250,833
Operating Income	156,336	(184,522)	340,858
Income Tax (Expense) benefit	277,908	174,638	103,270
Net Income	$ 274,944	$ (9,884)	$ 284,828

Earnings per share
Basic	$ 0.01	$ 0.00	$0.01
Diluted	$ 0.01	$ 0.00	$0.01

Weighted Average number of Common Shares
Basic	27,832,882		27,832,882
Diluted	31,471,474		31,471,474

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2006

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES (continued)

Accounting Change (continued)

Selected Consolidated Statements of Earnings Data:

Nine months ended September 30, 2005

	RESTATED	Impact of Amortization of Intangible Assets	As previously Reported in 10-QSB
Revenues	$ 17,034,862	$ 0	$ 17,034,862
Cost of Sales	12,650,404	0	12,650,404
Total Operating Expenses	4,228,260	543,739	3,684,530
Operating Income	156,198	(543,739)	699,928
Income Tax Benefit	531,678	274,938	256,740
Net Income	$ 244,688	$ (265,823)	$ 510,511

Earnings per share
Basic	$ 0.01	$ (0.01)	$0.02
Diluted	$ 0.01	N/A	$0.02

Weighted Average number of Common Shares
Basic	27,082,999		27,082,999
Diluted	30,721,591		30,721,591

The cash flow statement for the nine months ended September 30, 2005 has been restated to reflect a reclassification of certain operating, investing and financing items within the statement of cash flows.

Selected Consolidated Statements of Cash Flow Information:

Nine months ended September 30, 2005

	RESTATED	Impact of Reclassifying Certain Operating , Investing and Financing Activities	As previously Reported in 10-QSB
Cash provided by operating activities	$ 290,783	$ (469,554)	$ 760,337
Cash (used) by investing activities	(3,041,503)	(419,392)	(2,622,111)
Cash provided by financing activities	4,189,344	888,946	3,300,398
Net Increase in Cash	1,438,624	0	1,438,624
Cash Balance Beginning of Period	693,852	0	693,852
Cash Balance End of Period	$ 2,132,476	$ 0	$ 2,132,476

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2006

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES (continued)

Share-Based Payments

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options and showing pro forma disclosure only. This standard is effective as of January 2006 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. SFAS No. 123R permits public companies to adopt its requirements using one of three methods: the “modified prospective” method, the “modified retrospective” method to January 1, 2005, or the “modified retrospective” method to all prior years for which SFAS No. 123 was effective. We elected to adopt the modified prospective method described in FAS 123R which specifies that compensation expense for options granted prior to the effective date be recognized in the consolidated statement of income over the remaining vesting period of those options, and that compensation expense for options granted subsequent to the effective date be recognized in the consolidated statement of income over the vesting period of those options. In addition, in accordance with the implementation of the modified prospective method, prior period amounts have not been restated.

As permitted by SFAS No. 123, prior to January 1, 2006, we followed APB Opinion No. 25, which accounts for share-based payments to employees using the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R fair value method will have a significant impact on our consolidated results of operations, although it will have no impact on our cash flows. The impact of the adoption of SFAS No. 123R for the nine months ended September 30, 2006 was to increase compensation expense of $252,559 with corresponding tax benefit of $85,870, resulting in a net reduction of earnings of $166,689. We made the decision to accelerate the vesting of outstanding stock options during the quarter ended, March 31, 2006 and in doing so recognize the remaining cost of stock options outstanding from prior years.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2006

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES (continued)

Computer Software

Computer software includes the fair value of software acquired in business combinations, purchased software and capitalized software development costs. Purchased software is recorded at cost and amortized using the straight-line method over a 3-year period and software acquired in business combinations is recorded at its fair value and amortized using straight-line and accelerated methods over their estimated useful lives, ranging from five to ten years.

Income Taxes

The Company recognizes deferred income tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and expected benefits of utilizing net operating loss and credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The impact on deferred income taxes of changes in tax rates and laws, if any, are reflected in the consolidated and combined financial statements in the period enacted.

Earnings per share

Basic earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period. Earnings available to common shareholders are the same as reported net income for all periods presented.

Diluted earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period and the impact of securities that, if exercised, would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period generally are assumed to have a dilutive effect on earnings per share. The dilutive effect of stock options and restricted share grants was N/A and 3,638,592 for the three months and N/A and 3,638,592 for the nine months ended September 30, 2006 and 2005 respectively.

	Three month period ended September 30,		Nine month period ended September 30,
	2006	2005	2006	2005
Basic and diluted net earnings	$ (304,822)	$ 274,944	$(2,142,599)	$ 244,688
Weighted average shares outstanding – basic	46,837,552	27,832,882	43,436,596	27,082,999
Plus: Common stock equivalent shares assumed from conversion of options	N/A	3,638,592	N/A	3,638,592
Weighted average shares outstanding – diluted	N/A	31,471,474	N/A	30,721,591
Basic net earnings per share	$ (0.01)	$ 0.01	$ (0.05)	$ 0.01
Diluted net earnings per share	N/A	$ 0.01	N/A	$ 0.01

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2006

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES (continued)

New accounting pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and establishes guidelines for recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the impact on our consolidated financial statements of this standard, which will become effective on June 1, 2007.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. We are currently evaluating the impact on our unaudited consolidated financial statements of FAS 157, which will become effective for us on January 1, 2008.

NOTE B – ACQUISITIONS

The results of operations and financial position of the entities acquired during the nine month period ended September 30, 2006 are included in the Consolidated and Combined Financial Statements from and after the date of acquisition. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed based on independent and third party assisted valuations with any excess cost over fair value being allocated to goodwill.

The Paynet Systems Acquisition:

On July 3, 2006, we acquired Paynet Systems, Inc., an e-commerce and retail merchant credit card processing provider. The total cost of Paynet Systems was $10,877,947. In the event certain milestones are reached, we may pay the former Paynet Systems shareholders up to an additional $3 million in cash and 1.61 million shares of restricted common stock. The assets acquired and liabilities assumed in the Paynet Systems acquisition were as follows:

Cash	$-0-
Trade receivables	-0-
Plant, property and equipment	-0-
Computer Software	-0-
Intangible assets	3,304,249
Goodwill	7,573.698
Liabilities assumed	-0-
Total Purchase Price	$10,877,947

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2006

NOTE B – ACQUISITIONS (continued)

The Valadata Acquisition:

On July 11, 2006, we acquired Valadata, Inc., a retail merchant credit card processing provider catering primarily to the restaurant industry The total cost of the Valadata acquisition was $5,755,856. In the event certain milestones are reached, we may pay the former Valadata shareholders up to an additional $1.5 million over the next two years. Our wholly owned subsidiary, Valadata Acquisition, Inc. was formed to merge into Valadata, Inc. The assets acquired and liabilities assumed in the Valadata acquisition were as follows:

Cash	$134
Trade receivables	-0-
Plant, property and equipment	-0-
Computer Software	-0-
Intangible assets	2,609,901
Goodwill	3,145,821
Liabilities assumed	-0-
Total Purchase Price	$5,755,856

World Products, Inc. D/B/A Aircharge

On October 7, 2005, the Company completed the purchase of World Products, Inc. d.b.a. AIRCHARGE by acquiring all of the outstanding capital stock of Aircharge for a total cost of $1,655,125.

The assets acquired and liabilities assumed in the Aircharge acquisition were as follows:

Cash	$ 1,914
Trade receivables	15,074
Plant, property and equipment	3,487
Computer Software	-0-
Intangible assets	-0-
Goodwill	1,793,245
Liabilities assumed	(158,595)
Total Purchase Price	$ 1,655,125

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2006

NOTE B – ACQUISITIONS (continued)

Charge.com, Inc.

On December 19, 2005, the Company completed the purchase of Charge.com, Inc., by acquiring all of the outstanding capital stock of Charge.com, Inc. for a total purchase price of $25,288,839.

Cash	$ 878,627
Trade receivables	476,132
Inventory Plant, property and equipment	1,250 1,000
Computer Software	12,000
Intangible assets	5,115,840
Goodwill	19,603,692
Liabilities assumed	(799,702)
Total Purchase Price	$ 25,288,839

NOTE C – GOODWILL

The changes to the goodwill balance during the nine months ended September 30, 2006 are as follows (in thousands):

Goodwill balance as of December 31, 2005	$24,556,638
Goodwill acquired	12,190,569
Goodwill amortized or impaired	-0-
Goodwill balance as of September 30, 2006	$36,747,207

NOTE D- INTANGIBLE ASSETS

The changes to the intangible assets, which includes merchant portfolios and customer relationships during the nine months ended September 30, 2006 are as follows:

Intangible assets balance as of December 31, 2005	$9,855,679
Intangible assets acquired	7,740,709
Intangible assets amortized	(1,544,227)
Intangible assets impaired	-0-
Intangible assets balance as of September 30, 2006	$16,052,161

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2006

NOTE E- INCOME TAXES

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

At December 31, 2005, the Company has net operating loss carry forwards for income tax purposes of $2,951,785. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2023.

The components of the net deferred tax assets are as follows:

Deferred tax assets:	September 30, 2006
Net operating loss carry forward	$1,003,607
Current period income	723,195
Difference between book and tax depreciation and amortization	309,903
Stock-based compensation	18,183
Deferred stock compensation	11,234

Total deferred tax assets	2,066,122

Deferred tax liabilities:
Difference between book and tax depreciation and amortization	-0-
Total deferred tax liabilities	-0-

Net deferred tax asset before valuation allowance	-0-
Valuation allowance	-0-

Net deferred tax asset	$2,066,122

The Company recognized no income tax benefit from the loss generated for the period from the date of inception to December 31, 2004. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Based on the Company’s performance in the first and second quarter of 2005 and the Company’s forecast of future taxable income, management determined that a portion of the deferred tax assets that were previously provided were more likely to be realized, and $254,375 of the valuation allowance was released as of September 30, 2005. As a result, the Company realized a tax benefit within the consolidated statement of operations for the nine months ended September 30, 2006.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2006

NOTE F- COMMITMENTS AND CONTINGENCIES

Operating Leases

 We lease various office spaces and certain equipment under operating leases with remaining terms ranging up to seven years. Our facilities are located in Quincy, Massachusetts, Brasher Falls, NY, Gurnee, Illinois, Alpharetta, Georgia and Fort Lauderdale, Florida. The majority of the office space lease agreements contain renewal options.

Our future minimum lease commitments under noncancelable leases are as follows at September 30, 2006.

Twelve Months Ending September 30	Amount
2007	$ 332,611
2008	372,804
2009	376,511
2010	341,146
2011	278,915
Later years	388,411
Total minimum payments required	$ 2,090,398 =========

Total rent expense for the three months ended September 30, 2006 and 2005 was $68,282 and $51,723 and for the nine months ended September 30, 2006 and 2005 was $ 209,275 and $ 141,973, respectively.

Leases-Related Party:

 The office of Northern Merchant Services, Inc. is located in Brasher Falls, New York, and has an annual lease with Kevin and Nancy Weller, officers of the Company. A five year lease commenced on January 1, 2006 with monthly rental of $3,000.

Capital Leases

The following is a schedule by year of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2006.

Twelve Months Ending September 30	Amount
2007	$ 75,365
2008	51,560
2009	21,033
2010	5,696
2011	474
Later years	-0-
Total minimum payments required	$ 154,128
Less: amount representing interest	24,140
Present value of net minimum lease payments	$ 129,988 =======

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2006

NOTE G- STOCK OPTIONS AND WARRANTS

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

Prior to the adoption of FAS 123 R, the Company had followed the provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), which allowed the Company to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and disclose the pro forma effects on net income (loss) had the fair value of the equity awards been expensed. In connection with adopting FAS 123R, the Company elected to adopt the modified prospective application method provided by FAS 123R. The following table set forth the increase to the Company’s consolidated statements of operations as a result of the adoption of FAS 123R for the nine months ended September 30, 2006, in the amounts of $166,689.

The following table set forth demonstrates the Company’s consolidated statements of operations as if it had not adopted FAS 123R and still reported under for the nine months ended September  30, 2006 against the results for the nine months ended September 30, 2005

Impact of Change for adoption of FAS 123R
	For the nine months ended September 30, 2006	For the nine months ended September 30, 2005
Net income(loss), as reported	$(2,142,599)	$244,688
Add: Stock-based compensation expense included in reported net earnings, net of related income tax effects	166,689	-0-
Pro forma net loss	(1,975,910)	244,688
Earnings per share:
Basic and Diluted – as reported and pro forma	$ (0.05)	$ 0.01

In September 2005, the Company’s Board of Directors approved the adoption of the 2005 Pipeline Data Inc Stock Incentive Plan in order to award restricted stock, nonqualified stock options and incentive stock options. This plan was approved by the Company’s stockholders in January 2006.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2006

NOTE G - STOCK OPTIONS AND WARRANTS (continued)

As of September 30, 2006, the Company has reserved an aggregate of 10,269,562 shares of common stock pending the exercise of the options.

Stock option activity is summarized as follows:
Options
Options outstanding, December 31, 2005	9,387,829
Forfeited	(12,475)

Exercised	(430,792)
Issued	1,325,000

Options outstanding, September 30, 2006	10,269,562 ========

We have outstanding warrants as follows:

Description	Quantity	Exercise Price	Expiration Date
Class B redeemable warrants	971,233	$2.50	12/31/2007
Warrants issued 2/27/04	166,667	$1.25	2/27/2011
Warrants issued 2/27/04	166,667	$1.50	2/27/2011
Warrants issued 2/27/04	166,666	$1.75	2/27/2011
Warrants issued 6/16/04	83,334	$1.50	6/16/2011
Warrants issued 6/16/04	83,333	$1.80	6/16/2011
Warrants issued 6/16/04	83,333	$2.10	6/16/2011
Warrants issued 3/11/05	600,000	$1.40	8/31/2011
Warrants issued 3/11/05	100,000	$1.25	3/11/2012
Warrants issued 9/30/05	700,000	$1.10	9/30/2010
Warrants with 8% convertible notes issued in 2002	285,714	$0.35	3/8/2008
Warrants with 8% convertible notes issued in 2002 and 2003	132,976	$0.35	12/31/2006
Warrants issued 6/29/06	11,100,000	$1.40	6/29/2011
Warrants issued 6/29/06	1,750,000	$1.75	6/29/2011

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2006

NOTE G - STOCK OPTIONS AND WARRANTS (continued)

Deferred Shares

Deferred shares vest ratably over the applicable vesting period from the date of the grant. On each vesting date the employee receives common stock of the Company equal in number to the deferred shares that have vested. Upon delivery of the Company common stock an equal number of deferred shares are terminated. The participants have no voting or dividend rights with the deferred shares. The deferred shares are valued at the price of the common stock on the date of grant and the expense is recorded ratably over the vesting period.

Generally, grants of deferred shares are subject to forfeiture if a grantee, among other conditions, leaves our employment prior to the end of the vesting period.

A summary of the non-vested deferred share activity for the nine months ended September 30, 2006 is presented below.

Nine Months ended September 30, 2006
Awards/Units

Non-vested at December 31. 2005	146,667
Granted	60,000
Vested	60,333
Forfeited	3,334
Non-vested at September 30, 2006	140,000

NOTE H – RELATED PARTY TRANSACTIONS

The Company’s subsidiary, Northern Merchant Services, Inc., leases office space from Kevin and Nancy Weller.

When Northern Merchant Services, Inc. was purchased, certain earn-in capabilities based upon milestones achieved were recorded as a contingency based on SFAS No.141-Business Combinations. To date, 2,000,000 have been issued pursuant to these milestones. The board of directors has determined that it is in the best interest of the company to change the nature of the earn-in requirement for the final one million shares and requested that a new milestone be created. Thus, the final one million shares earn-in is available if Kevin and Nancy Weller successfully (i) oversee and open a new facility in Brasher Falls and (ii) develop and launch government payment processing solution. These milestones have been considered achieved. The shares related to this milestone have not been issued as of September 30, 2006.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2006

NOTE I – SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS

Debt/Financing:

(a) Senior Secured Convertible Notes

The Company, on June 29, 2006 entered into a series of Senior Secured Convertible Notes having an aggregate principal amount of $37,000,000 due on June 29, 2010 and 11,100,000 warrants to purchase shares of the Company’s common stock. Interest will accrue at 8% per annum on the outstanding principal amount and is payable on the first day of each calendar quarter, starting October 1, 2006. Interest rate is subject to the shares underlying the warrants and notes being registered. The Company filed a registration statement for this purpose on August 30, 2006. It is currently being reviewed by the Securities and Exchange Commission.

In accordance with APB No. 14 and related amendments, the warrants issued represents a premium paid by the Company at the date of issuance of the Convertible Note in the form of additional interest, which should be bifurcated from the Convertible Note and recognized as interest expense over the initial term of the notes. $4,329,000 of the aggregate proceeds from the Senior Secured Convertible Notes was allocated to the warrants as original issuance discount, which represented the relative fair value of the warrants at the date of issuance, and was amortizing the discount to interest expense over the life of the Convertible Note. Due to the convertible nature of the Senior Secured Convertible Notes, the Company recorded a charge due to the beneficial conversion feature of $6,321,307 in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments. The value of the beneficial conversion feature was measured using the intrinsic value and was being amortized to interest expense over the life of the Senior Notes.

Proceeds from the Senior Secured Convertible Notes replaced the $15,000,000 Sheridan Asset Management LLC, dated December 20, 2005. On June 29, 2006 the company repaid the full outstanding amount and incurred remaining amounts of unamortized debt issuance costs and prepayment fees totaling approximately $1,535,607 were charged as a loss on early extinguishment of debt.

Proceeds from the Senior Secured Convertible Notes were used to retire the remaining portion of the $2,000,000 Centrecourt Asset Management note, dated September 30, 2005. The holders of the Convertible Notes had the option to convert all or part of their notes into shares of the Company's Common Stock on June 29, 2006, the Company prepaid the Convertible Note plus accrued interest in full using the proceeds from the issuance of Senior Secured Convertible Notes on that date. Consequently, on that date, the remaining amounts of unamortized original issue discount, unamortized debt issuance costs and prepayment fees totaling approximately $604,500 were charged as a loss on early extinguishment of debt. The warrants issued in connection with the Subordinated Note remain outstanding.

The Senior Secured Convertible holders have the right, at their option, at any time during the term of the Convertible Note, to convert the principal amount of the Convertible Note, or any portion of such principal amount, into that number of fully paid and nonassessible shares of Common Stock (as such shares shall be constituted) determined pursuant to the terms of the agreement. The term “Conversion Amount” means, with respect to any conversion on of the Convertible Note, the sum of (1) the principal amount of the Convertible Note to be converted in such conversion plus (2) accrued and unpaid interest, if any, on such principal amount at the determined interest rate.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2006

NOTE I – SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS (continued)

Long-term debt as of September 30, 2006 and December 31, 2005 consists of the following

	September 30, 2006	December 31, 2005
World Products interest payable at LIBOR, convertible at $150 per share, due March 2013	$525,000	$525,000
Sheridan Asset Management LLC, secured, interest payable at 17% due December 20, 2005	-0-	15,000,000
Asset Management, interest payable at Prime Rate plus 2.5%	-0-	2,000,000
8 % convertible note	-0-	322,734
Other promissory notes and capital leases	98,112	134,330
Senior secured, interest payable at 8.00% due June 29, 2010, convertible at $1.30 per share	37,000,000	-0-
	37,623,112	18,015,740
Less current portion	-0-	(15,633,676)
Unamortized Discount of Beneficial Conversion and Warrants	9,970,073	-0-
Long-term debt, excluding current portion	$27,653,039	$2,382,064

Capital Lease Obligations:

See Note D-Lease Agreements for lease obligations. As of September 30, 2006, the current portion amounted to $31,876, and the long-term portion amounted to $98,112.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2006

NOTE J– PENSION PLAN-DEFINED CONTRIBUTION

During the third quarter of 2006, the Company adopted a Simple IRA Plan. Under this plan the Company will match employee contribution up to one percent of eligible compensation. The amount recognized as an expense during the nine months ended September 30, 2006 was $-0-.

NOTE K– SUBSEQUENT EVENTS

On October 26, 2006, the second amendment (the "Amendment") to the Agreement and Plan of Merger among Pipeline Data Inc. ("Pipeline"), Charge.com Acquisition, Inc., Charge.com, Inc., David Danzig and Gregory Danzig was entered into by Pipeline, David Danzig and Gregory Danzig, on behalf of himself and Kauai Investment Holdings, LLC (“Kauai”). The purpose of the Amendment, was to provide the Danzigs and Kauai additional time to determine whether to exercise their rights under their merger agreement between the parties to cause Pipeline to purchase all their shares of Pipeline common stock acquired in the merger of Charge.com, Inc. with Pipeline in December 2005. Pursuant to the Amendment, if the Danzigs and Kauai want Pipeline to purchase all their shares of Pipeline common stock, they must notify Pipeline of such decision between November 16, 2006 and November 30, 2006. If the Danzigs and Kauai notify Pipeline that they desire to have their shares repurchased, Pipeline has agreed to do so at a purchase price of $1.2625 per share by December 29, 2006 or pay interest at the rate of 12% per annum until the PPDA Common Stock is paid for in full.

A total of 9,398,058 shares of stock are subject to this agreement.

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

Overview

We are an integrated provider of merchant payment processing services and other related software products. We currently deliver credit and debit card-based payment processing solutions to over 40,000 small to medium-sized merchants who operate either in a physical “brick and mortar” business environment, over the Internet, or in mobile or wireless settings via cellular-based wireless devices. Our payment processing services enable merchants to process both traditional card-present, or “swipe,” transactions, as well as card-not-present transactions. The Nilson Report, a leading industry publication that tracks the transaction processing industry, purchases by U.S. consumers using credit cards will grow from $1.47 trillion in 2003 to $2.28 trillion in 2008. Additionally, forecasts estimate that purchase volume by U.S. consumers using Visa credit cards will increase 63% from 2003 through 2008, while MasterCard usage is projected to increase by 46% during the same period

A traditional card-present transaction, occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. Card-not-present transactions occur whenever the customer does not physically present a payment card at the point-of-sale and may occur over the Internet or by mail, fax or telephone. An overview of our customer based and operational focus is as follows:

•

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

•

Our primary customer base consists of small to medium-sized merchants. These merchants generally have a lower volume of credit card transactions, are difficult to identify and we believe traditionally have been underserved by credit card processors.

•	We market and sell our products and services through an in-house sales force utilizing multiple lines of origination, including the Internet, call generation and other marketing media.

•

We also market and sell our products and services by utilizing contractual relationships with 50 commercial banks and financial institutions comprising 460 bank branch locations, 48 credit unions, 30 Independent Sales Organizations and a national cell phone carrier.

•

As of September 30, 2006, we provided credit and debit card-based payment processing solutions and services to approximately 40,000 active card merchants located across the United States. This represents a 217% increase over the approximately 12,600 active merchants at September 30, 2005.

•

Our processing volume for the three months ended September 30, 2006 was $407 million, a 117% increase from the $187 million processed during the same period in 2005. For the nine months ended September 30, 2006, our processing volume was $1.1 billion, an 85% increase over the $589 million processed for the nine months ended September 30, 2005.

•	Pipeline is one of only a handful of companies to be deemed by Visa as CISP compliant and an authorized merchant payment processor.

•	Pipeline distinguishes itself from competitors by its VISA certification, its technology, its operating efficiencies and its marketing ability.

•	Pipeline’s technology includes:

•	Online proprietary digital applications,
•	Proprietary shopping cart and gateway services,
•	Wireless cellular phone software to enable mobile card payment acceptance.

Overview – Financial and Operational Results

•

During the nine months ended September 30, 2006, we continued our growth by acquiring new merchant accounts through our sales channels as well as making selective merchant portfolio and company acquisitions. Our sales channels experienced favorable organic growth having processed 4,100 and 11,000 applications respectively for the three and nine month period ended September 30, 2006. In terms of company acquisitions we completed acquisitions of Paynet Systems, Inc. (“Paynet”) and Valadata, Inc. (“Valadata”) in July 2006, increasing our merchant portfolio by 16,700 accounts.

•

During the third quarter, we commenced the expansion of our sales and marketing team, including that of our national sales center in Quincy, Massachusetts. We believe that our expanded marketing and sales center will enable us to increase sales through a combination of additional team members and a more efficient centralized sales and applications processing environment. We have the ability to increase capacity as our marketing results dictate.

•

In addition to our enhanced organic growth strategy, we completed the acquisition of the Paynet and Valadata portfolios on to our processing system, enabling us to cross the threshold of servicing more than 40,000 accounts.

•	Revenue, during the three months ended September 30, 2006, increased 138% to $14.9 million from $6.3 million during the three months ended September 30, 2005.
•

Gross Profit, which is defined as total revenue less interchange fees, cost of services sold and cost of goods sold, increased 171% to $4.3 million during the three months ended September 30, 2006 from $1.6 million during the three months ended September 30, 2005. Gross Margin, as a percentage of sales was 28.9% during the three months ended September 30, 2006 up from 25.3% during the three months ended September 30, 2005.

•

Operating Income grew to $1.2 million for the three months ended September 30, 2006 from $156,300 for the three months ended September 30, 2005. Operating margin, which is measured as operating income divided by revenue, was 8.0% for the three months ended September 30, 2006, as compared to 2.5% for the three months ended September 30, 2005.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements require us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses, as well as our related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, bad debts, intangible assets and income taxes.

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

For the years, 2005 and 2006 , we applied SFAS 142 to our merchant portfolios and residual rights purchases and revised the estimated life of our merchant portfolios. We estimate for accounting purposes the useful life to be seven years. The amortization expense represents a recognition and estimated allocation of the initial cost of the acquired merchant portfolios and residual rights as a non-cash expense against the income generated by these assets.

We maintain allowances for the estimated losses from doubtful accounts which result when our customers are unable to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional general and administrative expense in the period such determination is made.

The Company has intangible assets which consist primarily of merchant portfolios, residual rights and customer relationships that are recorded in connection with acquisitions at their fair value based the net present value of the customer relationship. These intangible assets are amortized over their estimated useful lives using a straight line basis which takes into consideration expected customer attrition rates over a seven -year period. Intangible assets with estimated useful lives are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”,

Accounting for Stock-Based Compensation

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

New accounting pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and establishes guidelines for recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the impact on our consolidated financial statements of this standard, which will become effective on June 1, 2007.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. We are currently evaluating the impact on our unaudited consolidated financial statements of FAS 157, which will become effective for us on January 1, 2008.

Results of Operations

Comparisons of three and nine month periods ended September 30, 2006 and 2005

Consolidated and Combined Results of Operations

	Three month period ended September 30		Nine month period ended September 30
	2006	2005	2006	2005
		Restated (a)		Restated (a)
Revenue	$14,928,931	$6,280,880	$30,737,750	$17,034,862
Interchange	6,109,952	3,297,106	12,850,952	8,649,522
Other cost of services/goods sold	4,504,713	1,392,083	7,416,693	4,000,852
Total costs of services and goods sold	10,614,665	4,689,189	20,267,645	12,650,404
Gross profit	4,314,266	1,591,691	10,470,105	4,384,458
Gross profit %	28.9%	25.3%	34.1%	25.7%

Salaries and payroll costs	1,552,854	847,011	4,575,024	2,488,797
Other selling, general and administrative	850,196	373,406	2,542,625	1,113,990
Depreciation	717.827	214,938	1,640,866	625,473
Operating income	1,193,389	156,336	1,711,590	156,198
Operating income %	8.0%	2.5%	5.6%	0.9%

Other income (expense):
Interest income	29,061	14,569	61,578	52,574
Interest expense	(1,527,158)	(173,869)	(3,061,454)	(495,762)
Other expense, net	0	0	(2,140,107)	0
Total other income (expense)	(1,498,097)	(159,300)	(5,139,983)	(443,188)
Earnings before income taxes	(304,708)	(2,964)	(3,428,393)	(286,990)
Income tax expense	(114)	277,908	1,285,794	531,678
Net earnings	(304,822) =======	274,944 ======	(2,142,599) ========	244,688 ======
Net earnings per share – basic	$(0.01)	$0.01	$(0.05)	$0.01
Weighted average shares outstanding – basic	46,837,552	27,832,882	43,436,596	27,082,999
Net earnings per share – diluted	N/A	$0.01	N/A	$0.01
Weighted average shares outstanding – diluted	N/A	31,471,474	N/A	30,721,591

(a)Restated results include the increase in amortization and a corresponding decrease in Operating Income of $184,522 and$543,739 for the three and nine months ended September 30, 2005.

Comparisons of three month periods ended September 30, 2006 and September 30, 2005

Revenues. Revenues increased $8.6 million or 138% to $14.9 million for the three months ended September 30, 2006 from $6.3 million for the three months ended September 30, 2005. This increase was primarily attributable to our internal sales initiatives and the successful integration of the Paynet and Valdata acquisition, the latter of which closed in mid-July.

Interchange. Interchange expenses increased $2.8 million or 85% to $6.1 million for the three months ended September 30, 2006 from $3.3 million for the three months ended September 30, 2005. The increase was primarily attributable to increased charge volume from our merchant account portfolio acquisitions.

Other costs of goods and services sold. Other costs of goods and services sold increased $3.1 million or 236% to $ 4.5million for the three months ended September 30, 2006 as compared to $ 1.4 million for the three months ended September 30, 2005. This is directly related to the increase in processing volume.

Gross Profit. Gross Profit increased $2.7 million or 171% to $4.3 million in 2006 from $1.6 million for the three months ended September 30, 2005. This resulted in an overall gross margin expansion from 25.3% to 28.9%

Operating Expenses. Salaries and payroll related costs increased $705,800 or 83% to $1,552,900 for the three months ended September 30, 2006 compared to $847,000, for the three months ended September 30, 2005. Selling, general and administrative expenses increased $476,800 or 127% to $850,200 for the three months ended September 30, 2006 compared to $373,400 in for the three months ended September 30, 2005. This increase was due primarily to personnel and facilities related to our sales and marketing efforts and increased customer support staff.

Other Expense. Other expense primarily consisted of $1.5 million in interest expense, of which $764,200 pertains to the amortization of debt issuance costs and the beneficial conversion feature associated with the related debt. This represents an increase of $1.4 million or 778% from $159,300 for the three months ended September 30, 2005 primarily due to an increase in interest expense resulting from increased borrowings to fund merchant portfolio acquisitions, company acquistions and working capital needs.

Income Tax. Income tax expense increased to $100 for the three months ended September 30, 2006 from a benefit of $277,900 for the three months ended September 30, 2005 due to an increase in taxable income and the utilization of previously unrecognized net operating loss carryforwards, which has resulted in an impact on the effective tax rate and a reduction to the valuation allowance applied to net deferred tax assets.

Comparisons of nine month periods ended September 30, 2006 and September 30, 2005

Revenues. Revenues increased $13.7 million or 80% to $30.7 million for the nine months ended September 30, 2006 from $17.0 million for the nine months ended September 30, 2005. This increase was primarily attributable a combination of internal sales and marketing efforts, the purchase of selective merchant account portfolios and the successful integration of Charge.com, Valadata and Paynet.

Interchange Expenses. Interchange expenses increased $4.2 million or 49% to $12.8 million for the nine months ended September 30, 2006 from $8.6 million for the nine months ended September 30, 2005. The increase was primarily attributable to increased charge volume from our merchant account portfolio acquisitions.

Other costs of goods and services sold. Other costs of goods and services sold increased $3.4 or 85% to $7.4 million for the nine months ended September 30, 2006 compared to $ 4.0 million for the nine months ended September 30, 2005.

Gross Profit. Gross profit increased $6.1 million or 139% to $10.5 million for the nine month period ended September 30, 2006 from $4.4 million for the three months ended September 30, 2005. This resulted in an overall gross margin expansion from 25.7% to 34.1%

Operating Expenses. Salaries and payroll related costs increased $2.1 million or 84% to $4.6 million for the nine months ended September 30, 2006 as compared to $2.5 million for the nine months ended September 30, 2005. Selling, general and administrative expenses increased $1.4 million or 128% to $2.5 million for the nine months ended September 30, 2006 as compared to $1.1 million for the nine months ended September 30, 2005. This increase was due primarily the expansion of our sales and marketing efforts, which included additional personnel and the resulting expenses related to managing additional volume.

Other Expense. Other expense primarily consisted of $5.2 million related to interest expense and the cost associated with the early retirement of debt for the nine months ended September 30, 2006. The $5.2 million consist of $3.6 million of a combination of cash interest and cash for early retirement of debt. Overall, other expense increased $4.7 million or 949% from $495,800 in 2005.

Income Tax. Income tax benefit increased to $1,285,800 for the nine months ended September 30, 2006 from $531,700 in 2005 due to an increase in taxable income and the utilization of previously unrecognized net operating loss carryforwards which has resulted in a favorable impact on the effective tax rate and a reduction to the valuation allowance applied to net deferred tax assets.

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

Liquidity and Capital Resources

At September 30, 2006, we have cash on hand of $2.8 million. We expect cash flow from operations over the next twelve months will be sufficient to fund operating and debt obligations.

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

Our cash requirements include cost of revenues, selling, general and administrative expenses, income taxes, debt service payments, capital expenditures, systems development and business and portfolio acquisitions. Our principal sources of funds are cash generated by operations and borrowings.

We do not have any of the following:

•	Off-balance sheet arrangements;
•	Certain trading activities that include non-exchange traded contracts accounted for at fair value; or
•	Relationships and transactions with persons or entities that derive benefits from any non-independent relationships other than related party transactions discussed herein.

Cash Flow Provided by (Used by) Operating activities

Net cash provided by operating activities was $976,300 for the nine months ended September 30, 2006, an increase from $290,800 for the nine months ended September 30, 2005.

Cash Flow Provided by (Used by) Investing activities

Net cash used in investing activities was $17.8 million for the nine months ended September 30, 2006 as compared to $3.0 for the nine months ended September 30, 2005. We will continue to invest in our business and anticipate that our principal capital expenditures to be made in the area of expanding and improving our core operating platform, including hardware, infrastructure and internally developed software A majority of the funds used in investing activities were used for the acquisition of Paynet Systems, Inc and Valadata, Inc, plus an additional $1.8 million for selective portfolio purchases.

Cash Flow Provided by (Used by) Financing activities

Net cash provided by financing activities was $17.4 million for the nine months ended September 30, 2006 as compared to $4.2 million for the nine months ended September 30, 2005. This is attributable largely to the $37 million convertible financing the company entered into on June 29, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We transact business with merchants exclusively in the United States and receive payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

Our revenues and profits are marginally dependant on overall credit card transactions. Fluctuations in consumer spending within the United States will have a correlation on our revenues and profits..

Our interest expense is sensitive to changes in the general level of interest rates. At September 30, 2006, $525,000 of our outstanding indebtedness was at variable interest rates based on LIBOR. A rise in LIBOR rates of one percentage point would result in additional annual interest expense of $5,250.

We do not hold derivative financial or commodity instruments, nor do we engage in any foreign currency denominated transactions, and all of our cash and cash equivalents are held in money market and checking funds.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the "Exchange Act")) were effective as of such date to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES

On June 29, 2006, we entered into a $37 million convertible debt financing with a group of institutional investors. Under the terms of agreement, we issued convertible notes that accrue interest at a rate of 8% per annum, payable quarterly in arrears beginning on October 2, 2006. In the event the securities are not registered in November 2006, the annual interest rate on that portion of the note representing securities not registered shall increase to a maximum of 18% per annum, payable monthly. The outstanding principal and accrued but unpaid interest is due on June 29, 2010. The convertible notes are convertible into shares of our common stock at $1.30 per share. In addition, the terms of the notes provide that upon conversion a holder may not beneficially own in excess of 4.9% of the number of shares of common stock outstanding immediately after giving effect to such conversion subject to certain exceptions.

We granted warrants to purchase 11,100,000 shares of our common stock at an exercise price of $1.40 per share. In addition, the warrant provides for adjustments to the number of shares underlying each warrant upon the occurrence of certain events including a stock dividend, stock split or subsequent equity sales at price lower than the exercise price of the warrant. The warrants expire on June 29, 2011.

On August 30, 2006, we filed a registration on Form SB-2 to register the common stock underlying the convertible notes and warrants issued in this transaction.

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

PIPELINE DATA INC.

(Registrant)

By:	/s/ MacAllister Smith	By:	Curtis James
Name:	MacAllister Smith	Name:	Curtis James
Title:	Chief Executive Officer and President	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 13, 2006

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

November 13, 2006

By:	/s/ MacAllister Smith
Name:	MacAllister Smith
Title:	Chief Executive Officer, President

Exhibit 31.2

I, Curtis James, certify that:

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

November 13, 2006

By:	/s/ Curtis James
Name:	Curtis James
Title:	Chief Financial Officer

Exhibit 32

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Pipeline Data Inc., a Delaware corporation (the “Company”), on Form 10-QSB for the quarter ended September 30, 2006, as filed with the Securities and Exchange Commission (the “Report”), MacAllister Smith, Chief Executive Officer of the Company and , Curtis James, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:	/s/ MacAllister Smith	By:	/s/ Curtis James
Name:	MacAllister Smith	Name:	Curtis James
Title:	Chief Executive Officer and President	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 13, 2006

[A signed original of this written statement required by Section 906 has been provided to Pipeline Data Inc. and will be retained by Pipeline Data Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]