Form 10KSB
period 2006-12-31
PIPELINE DATA INC
filed 2007-03-29
CIK 1086533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

PIPELINE DATA INC.

Form 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Common Stock $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X[ Yes No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recent fiscal year: $41,814,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 20, 2007, there were 48,088,995 shares of the registrant’s common stock, par value $0.001 issued and outstanding. As of March 20, 2007, the market value of securities held by non-affiliates is $27,328,796 based on the average of the high and low bid prices as reported by Yahoo.com. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: the proxy information statement for the year ended December 31, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ☐ ; No ☒

ANNUAL REPORT ON FORM 10KSB FOR PIPELINE DATA INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Annual Report on Form 10-KSB for the year ended December 31, 2006 discusses financial projections, information or expectations about the products or markets of our company, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Annual Report, in “Management’s Discussion and Analysis”. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report. When considering such forward-looking statements, readers should keep in mind the risks referenced above and the other cautionary statements in this Annual Report.

PART I

Item 1. Business.

BUSINESS

Overview of our Business and our Development

We are a value-added provider of merchant payment processing services and other related software products. We provide credit and debit card-based payment processing solutions and services to small to medium-sized merchants who operate either in a physical “brick and mortar” business environment or over the Internet. Our payment processing services enable merchants to process both traditional card-present, or “swipe,” transactions, as well as card-not-present transactions. A traditional card-present transaction occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. Card-not-present transactions occur whenever the customer does not physically present a payment card at the point-of-sale, including over the Internet or by mail, fax or telephone.

Our primary customer base consists of small to medium-sized merchants. We estimate that there are approximately 4.9 million merchants in the United States, representing 6.1 million locations, of which we estimate there to be 3.2 million small to medium-sized merchants currently accepting Visa and MasterCard credit cards. Additionally, a little under 600,000 new businesses open every year in the United States. We believe that the small to medium-sized merchant market offers us significant growth opportunities for the “first time” installation and subsequent servicing of credit card authorization and payment systems.

We market and sell our services primarily through three lines of distribution: the Internet, banks and ISOs/VARs (Independent Sales Organizations/Value Added Resellers), which we define as any non-bank party that sells card-based payment processing services to merchants. We have contractual relationships with 50 banks, comprising over 400 bank branch locations, and with 48 credit unions that serve as referral sources for our products and services. We also have relationships with over 30 ISOs/VARs that act as a non-employee, external sales force in communities throughout the United States. We also market over the Internet, targeting small to medium-sized e-commerce businesses.

Our revenues are derived primarily from the electronic processing of credit, charge and debit card transactions that are authorized and captured through third-party networks. Typically, fees charged to merchants for these processing services are based on a variable percentage of the dollar amount of each transaction, as well as an additional pre-determined transaction fee; we refer to these fees as interchange fees in this prospectus. Merchant customers may also be charged miscellaneous fees, including statement fees, annual fees, monthly minimums fees, fees for handling payment chargebacks, gateway fees and other miscellaneous services. Revenues are reported gross of amounts paid to sponsor banks, as well as interchange and assessments paid to credit card associations (such as MasterCard and Visa) under revenue sharing agreements pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. We have outsourced a portion of our services to third-party processors including, but not limited to, CTS Holdings, Inc. (a wholly owned subsidiary of First Data Corp), Nova Information Systems, Inc. and Wells Fargo Bank, to whom, in each case, we remit a portion of the fee income for services they provide.

We operate through several wholly owned subsidiaries:

•	SecurePay.com, Inc., which we refer to herein as SecurePay;
•	Northern Merchant Services, Inc., which we refer to herein as NMSI;
•	Pipeline Data Processing, Inc., which we refer to herein as PDP;
•	Pipeline Data Portfolio Acquisitions, Inc., which we refer to herein as Pipeline Acquisitions;
•	Charge.com, Inc., which we refer to herein as Charge.com;
•	CardAccept, Inc., which we refer to herein as CardAccept;

•	Aircharge, Inc., which we refer to herein as Aircharge;
•	Valadata, Inc., which we refer to herein as Valadata; and
•	Paynet Systems, Inc., which we refer to herein as Paynet Systems.

On January 12, 2006, our stockholders approved a reverse stock split. The reverse stock split, however, has not yet been implemented. Readers should note that unless otherwise indicated all share information in this Business section is presented on a pre-reverse stock split basis. Readers should also note that when we use the term “recurring revenue payments” herein, we do not mean to imply that such revenue payments are guaranteed, but rather that services for which payments are made are provided continually over a period of time, as opposed to on a one-time basis.

Small to medium-sized merchants generally have a lower volume of credit card transactions, are difficult to identify and have traditionally been underserved by credit card processors. We expect the small to medium-sized merchants we target to increasingly accept and benefit from the increased usage of card-based payment systems. According to the Nilson Report, there are approximately 4.9 million merchants in the United States, representing 6.1 million locations. The Nilson Report forecasts that purchases by U.S. consumers using credit cards will grow from $1.89 trillion in 2003 to $2.81 trillion in 2008 (8% CAGR). Credit cards will comprise 47.7% of all transactions by 2009, up from 38.8% in 2004. The Federal Services Policy Committee of the Federal Reserve System reported that the year 2003 marked the first time in United States history that electronic payment transactions (44.5 billion) exceeded the number of check transactions (36.7 billion). This expected shift in electronic payments is likely to continue for the foreseeable future and reflects the expanding role of technology and its impact on consumer spending within retail, financial and banking businesses. As a result, many small to medium-sized businesses are seeking, and we expect many new small to medium-sized businesses to seek, to provide customers with the ability to pay for merchandise and services using credit or debit cards, including those in industries that have historically accepted cash and checks as the only forms of payment for their merchandise and services. Our historic and continuing strategy is to expand our company by aggressively growing the number of merchant accounts serviced and by creating a processing and servicing operation that is efficient and scalable. We believe this will allow us to more easily expand our operations without significantly increasing our fixed costs. We also intend to grow the number of accounts we service through a combination of external acquisitions and internal sales efforts. We have created an efficient and scalable processing and servicing operation by employing talented team members, utilizing state-of-the-art technology and differentiating between what should be serviced in house and what should be outsourced, in order to maximize resources while providing better service to our clients. We believe that the development of our company to date demonstrates how we have implemented our strategy.

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

Our wholly-owned subsidiary, NMSI, is an Independent Sales Organization, or ISO, which we define as any non-bank party that sells card-based payment processing services to merchants. In accordance with our overall operating and growth strategies, NMSI seeks to enlarge its customer base of small to medium-sized merchants through merchant portfolio acquisitions, as well as through bank referrals, direct sales, independent sales agents and trade association affiliations. It seeks to retain its customer base through efficient operations and superior customer service.

To further our internal growth strategy, we formed PDP as our wholly-owned wholesale processing division in July 2004. Our primary objective with the formation of PDP is to grow the number of merchant accounts serviced by targeting the wholesale processing industry. PDP conducts underwriting and risk management operations in-house. We consider underwriting and risk management highly important to our operations. We outsource our remaining processing services to third parties, including the evaluation and acceptance of card numbers and receipt and settlement of funds. By outsourcing these non-core services, we believe we can achieve lower costs per transaction through higher volume purchasing.

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

We have employed a strategy of entering financing arrangements to facilitate our business development. During the year ended December 31, 2006, we entered a financing arrangement with several institutional investors to issue $37.0 million of convertible notes and warrants. The notes issued on June 29, 2006 and maturing four years from the date of issuance, can be converted into Pipeline common stock at the conversion price of $1.30 per share. 11,100,000 warrants were issued with an exercise price of $1.40 (the “Centrecourt Financing”). We used the proceeds of the Centrecourt Financing to repay the $15.0 million Sheridan note and the $2.0 million obligation to CAMOFI Master LDC, and to fund the purchase price for Valadata, Inc. and Paynet Systems, Inc.

On July 3, 2006, we acquired Paynet Systems, Inc., an e-commerce and retail merchant credit card processing provider. The anticipated purchase price for Paynet Systems is $9.5 million in cash and Pipeline restricted common stock valued at $940,000, based upon the value of the Company’s stock at closing, and an additional $3.0 million in cash and 1.61 million shares of restricted common stock, subject to performance milestones.

On July 11, 2006, we acquired Valadata, Inc., a retail merchant credit card processing provider catering primarily to the restaurant industry. We also acquired a separate retail portfolio. The purchase price for Valadata was $5.4 million in cash and an additional $1.5 million over the next two years, subject to performance milestones. The purchase price for the separate retail portfolio was $500,000.

Our Strategy

Our strategy is to build our business through organic growth and efficiency. We intend to aggressively grow the number of merchant accounts serviced through the solicitation of new merchant accounts and the acquisition of merchant portfolios and compatible businesses that feature recurring revenue payments. We intend to achieve efficiency by creating a processing and servicing operation that is efficient and scalable, meaning that we can easily expand our operations without significantly increasing our fixed costs. Management has extensive experience in the payment processing business and a history of providing reliable, customer-focused service to our merchants. Our platform of services is very flexible, enabling merchant customization and scalability to meet the requirements of high transaction volumes.

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

Our target market is small to medium-sized merchants who use payment processing services. We are seeking to expand our market presence through our internal sales efforts, banks and ISOs, as well as mobile merchants who use wireless payment processing services.

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

The Products and Services We Provide

Merchant Payment Processing Services

We provide comprehensive services and support to merchants accepting credit and debit-based payment cards, including the various services described below:

•

Application Evaluation/ Underwriting. We recognize that there are varying degrees of risk associated with different merchants based on the nature of their businesses, processing volume and average transaction amounts. We apply varying levels of scrutiny in our application evaluation and underwriting of prospective merchants accounts, ranging from basic due diligence for merchants with a low risk profile to a more thorough and detailed review for higher risk merchants. The results of this review serve as the basis for our decision whether to accept or reject a merchant account and also provide the criteria for establishing rolling reserve requirements, processing limits and average transaction amounts and pricing, which assist us in monitoring merchant transactions for those accounts that exceed pre-determined criteria.

•

Merchant Set-up and Training. After we establish a contract with a merchant, we create the software configuration that is downloaded to the merchant’s credit card terminal or computer. This configuration includes the merchant identification number, which allows the merchant to accept Visa and MasterCard, as well as any other payment cards such as American Express, Discover and Diners Club provided for in the contract. The configuration might also accommodate check verification and gift and loyalty programs. If a merchant requires a pin-pad to accept debit cards, the configuration allows for the terminal or computer to communicate with the peripheral device. After the download has been completed, we may conduct a training session on the use of the products.

•

Card Transaction Processing. A transaction begins with authorization of the customer’s credit or debit card. The transaction data is captured by the processor and electronically transmitted to the issuer of the card, which then determines the availability of credit or debit funds. The issuer then communicates an approval decision back to the merchant through the purchaser. This process typically takes less than five seconds. After the transaction is completed, the processor transmits the final transaction data to the card issuer for settlement of funds. Generally, we outsource these services to third-party processors.

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

Cell Phone and PDA Devices

The SecurePay gateway allows the acceptance of credit card payments over wireless Internet devices, such as certain cell phones that utilize Palm OS, Java and Windows CE platforms. The wireless solution enables the merchant to process transactions utilizing airwaves, as opposed to traditional phone lines, for wireless transaction authorization and processing. Wireless enabled transaction authorization and processing in environments where traditional phone lines are unavailable, inconvenient and/or prohibitively expensive, affords merchants increased flexibility, mobility and security in processing card transactions. Further, wireless technology allows merchants that have relied on paper-based processing, where the ability to check if a card is stolen or credit limits exceeded is generally unavailable or inconvenient, to convert to electronic processing. In so doing, such merchants can also avoid the higher rates imposed by both Visa and MasterCard for paper-based transactions or key entered transactions. We intend to aggressively market our products and services to the wireless and mobile merchant sector. We believe the wireless and mobile transaction processing market is poised for exploitation, and, therefore, will market a suite of products and services through our Aircharge subsidiary to service mobile transaction processing merchants. In its May 2004 report, “Mobile Merchants POS Terminals: Revisiting Untethered Card Acceptance,” research firm the TowerGroup stated that “ Targeting mobile merchants, plumbers, non-store retailers, restaurants and taxi and limousine services who accept a majority of payments through cash and checks will greatly affect the wireless market, especially through handheld devices.”

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

Primary Sources of Revenue

Our primary source of revenue is the discount rate paid by the merchant for each credit card transaction processed for that merchant. In addition to revenues derived from the discount rate, we receive periodic fees from most of our merchants for providing various services. We negotiate the discount rate and fees with each of the merchants to whom we provide services. We contract with third parties to provide a portion of the services to the merchant, including communication networks, transaction processing and monthly preparation of detailed merchant statements. Additionally, we comply with the pricing structures established by Visa and MasterCard associations for the interchange fee paid to the retail consumers’ card-issuing banks and the associations’ fees. The primary costs we incur in delivering our services to merchants are: (i) an interchange fee paid to the card-issuing bank which is set by the Visa and MasterCard associations and which is calculated as a percentage of the transaction amount and/or an associated transaction fee, (ii) a fee calculated as a percentage of the transaction amount that is paid to the Visa or MasterCard association which is established by the member banks of the Visa and MasterCard associations, (iii) a fixed, per-transaction fee paid to the network service provider which we negotiate with the network service provider and (iv) a fixed, per transaction fee paid to the processing bank which we negotiate with the processing bank. We believe, based on information received from our merchant customers, that the range of discount rates offered by other service providers is approximately 1.4% to 4.0%. The discount rates we offer are within this range.

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

Industry Overview and Our Market

Over the past ten years, the usage of non-cash forms of payment, such as credit and debit cards, has steadily increased. According to The Nilson Report, a leading industry publication that tracks the transaction processing industry, purchases by U.S. consumers using credit will grow from $1.89 trillion in 2003 to $2.81 trillion in 2008 (8% CAGR) and credit cards will comprise 47.7% of all transactions by 2009, up from 38.8% in 2004. In its most recent publication on transaction processing, leading equity research firm Raymond James Financial reported that overall credit card transactions will grow domestically from an estimated 26.6 billion transactions in 2006 to 36.2 billion by 2010. Raymond James reported that total credit card purchase volume will grow from $1.8 trillion in 2006 to $2.6 trillion by 2010, with average tickets increasing from $70.10 per transaction to $71.50 over the same period. The evident shift in electronic payment reflects the expanding role of technology and its impact on consumer spending within retail, financial and banking sectors, which is likely to continue in the foreseeable future.

The significant industry drivers appear to include convenience, incentive-based programs, and a maturing demographic shift in younger U.S. adults migrating towards a cashless society. We believe there is a great opportunity in the transaction processing business to procure small to medium-sized merchants in retail environments, online transactions via e-commerce, mobile payment processing, municipal payment processing and other areas.

The Small to Medium-sized Merchant Market

The proliferation of credit and debit cards has made the acceptance of card-based payment a necessity for businesses, both large and small, in order to remain competitive. We believe that these businesses are experiencing increased pressure to accept card-based payment methods in order to remain competitive and to meet consumer expectations. As a result, many of these small to medium-sized businesses are seeking, and we expect many new small to medium-sized businesses to continue to seek to provide customers with the ability to pay for merchandise and services using credit or debit cards, including those in industries that have historically accepted cash and checks as the only forms of payment for their merchandise and services. Historically, the larger acquiring banks have marketed credit card processing services to national and regional merchants and have not focused on small to medium-sized merchants, as small to medium-sized merchants are often perceived as too difficult to identify and expensive to service. This created an opportunity for non-banks, such as our company, which recognized the business potential of providing electronic processing to these small to medium-sized merchants. We have focused our marketing efforts on small to medium-sized merchants, which have traditionally been underserved by processing banks. We understand the unique characteristics of this market segment and have tailored our marketing and servicing efforts accordingly. We are able to provide electronic processing systems at rates that generally are lower than those available from small local processors as a result of our transaction volume. We serve a diverse portfolio of small to medium-sized merchants. No single merchant accounted for more than 3% of our aggregate transaction volume for 2006. This merchant diversification makes us less sensitive to shifting economic conditions in the industries or regions in which our merchants operate. We believe that the loss of any single merchant would not have a material adverse effect on our financial condition or results of operations.

Merchant attrition is an expected aspect of the credit card processing business. Historically, our attrition has related to merchants going out of business, merchants returning to local processing banks or merchants transferring to competitors for rates we were unwilling to match. We expect merchant attrition in the ordinary course of business, however, we believe the low average transaction volume of the merchants whose accounts we service make them less likely to change providers because of the inconveniences associated with a transfer. During 2006, we experienced an average monthly attrition of approximately 1% of our total charge volume, taking into consideration each of the acquisitions during this period. Much of our attrition is related to newly formed small businesses that ultimately fail. Because the transaction volumes of these unsuccessful businesses typically never reach meaningful levels, they do not significantly contribute to the profitability of our business. Accordingly, our merchant attrition related to failed businesses does not significantly reduce our revenues.

Merchant fraud is another expected aspect of the credit card processing business. Currently, we are responsible for fraudulent credit card transactions of our merchants on approximately 33% of our merchant customers, but we expect this percentage to increase in calendar year 2007. Examples of merchant fraud include inputting false sales transactions or false credits. We, along with our processing banks, monitor merchant charge volume, average charge and number of transactions, as well as check for unusual patterns in the charges, returns and chargebacks processed. As part of our fraud avoidance policies, we generally will not process for certain types of businesses which provide future services wherein incidents of fraud have been common.

Generally, we are not responsible for cardholder fraud. We evaluate our risks and estimate the potential loss for chargebacks and merchant fraud based on historical experience. We also maintain a rolling reserve account, meaning we withhold a varying percentage of at risk merchants’ processing volume, for potential losses. Generally, our agreements with merchants are for three years and automatically renew for additional one-year periods unless otherwise terminated. Our sponsoring banks are also a party to these agreements. The merchants are obligated to pay for all chargebacks, fines, assessments and fees associated with their merchant account, and in some cases, statement fees, and monthly minimum fees and early termination fees. Generally, the sponsoring bank may terminate the agreement for any reason on 30 days notice, and the merchant may terminate the agreement on 30 days notice, subject to the payment of any applicable early termination fees. Typically, the agreement may also be terminated by the sponsoring bank immediately upon a breach by the merchant of any of its terms. Generally, the merchant may not assign the agreement without the prior written consent of the sponsoring bank.

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

Marketing and Sales of our Services and Products

In order to reach our target market in an effective and cost-efficient manner, we market our services through four principal channels: (i) Internet marketing, utilizing optimal search engine placement and affiliate referral programs (ii) ;direct sales, to allow cost-effective access to small to medium-sized merchants dispersed throughout the United States and otherwise to supplement the bank alliance and ISO sales; (iii) partnering with ISOs that market and sell our services to merchants and (iv) bank alliances, through which we offer our services to merchants in cooperation with community and regional banks, allowing us to capitalize on the presence of those banks in particular geographic markets. . In addition, we utilize other marketing efforts that encompass cross-selling our Aircharge and SecurePay products. We also make use of various trade and other associations, as well as VARs to further market our products and services.

Internet Market

We market over the Internet, targeting small to medium-sized e-commerce businesses. Internet marketing methods used include pay per click advertising, search engine positioning through our Charge.com subsidiary, our CardAccept and Paynet.com brands and our affiliate Internet marketing.

Direct Sales

We will continue to expand our direct sales activities. We currently employ and intend to expand a telemarketing sales force to generate further internal growth. We believe that our direct sales and telemarketing efforts constitute a significant opportunity to expand our business.

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

Other Marketing Efforts

In addition to bank alliances, ISO/VAR partnering and direct sales, telemarketing and Internet marketing, we engage in other marketing efforts that we believe complement and diversify further our overall marketing strategy. Through our Aircharge subsidiary, we provide wireless, mobile payment solutions and, through our SecurePay subsidiary, we provide gateway solutions and Internet card acceptance tools.

Association Marketing

Through our association marketing program, we negotiate and enter into marketing agreements with various trade and other associations. Pursuant to these relationships, associations endorse and promote to their membership the transaction processing services we provide, creating additional opportunities for us to reach small to medium-sized merchants.

Customer Service and Support

We are dedicated to providing reliable and effective customer service and support to our merchant customers. The information access and retrieval capabilities of networked systems, where real-time information is available to any of our customer service representatives, allow us to provide a high level of customer service, reporting and support to small to medium-sized merchants that were historically available only to much larger merchants.

We maintain a call center for customers of our SecurePay and Aircharge subsidiaries, as well as for bank customers who are brought to us through direct bank referrals. We will measure the efficiency of our customer service through certain quantitative data, such as the number of rings prior to operator pick-up, the number of abandoned calls, the number of calls per day and the number of calls per customer service representative. We are developing comprehensive programs and procedures for training our customer service representatives to assist our merchant clients in a timely and efficient manner with any problems, issues or concerns they may have. We are dedicated to providing outstanding customer service and support and continually review our policies and procedures in an effort to improve these services.

Relationships with Sponsors and Processors

In order to provide payment processing services for Visa and MasterCard transactions, we must be sponsored by a financial institution that is a principal member of the Visa and MasterCard card associations. Additionally, we must be registered with Visa as an ISO and with MasterCard as a Member Service Provider.

We have agreements with several banks that sponsor us for membership in the Visa and MasterCard card associations and settle card transactions for our merchants. Our sponsoring banks include US Bancorp and Wells Fargo Bank N.A. All may terminate their agreements with us if we materially breach the agreements and do not cure the breach within 30 days, if our membership with Visa or MasterCard terminates, if we enter bankruptcy or file for bankruptcy, or if applicable laws or regulations, including Visa and MasterCard regulations, change to prevent either the applicable bank or us from performing our services under the agreement. We have agreements with our processing banks to provide for us to continue to receive revenues so long as (i) the merchants subject to the agreements process credit card transactions with the banks, (ii) we provide appropriate service to the merchants and (iii) we otherwise remain in compliance with the terms of the agreement. We provide transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools pursuant to non-exclusive contractual relationships with processing banks that are members of Visa and MasterCard. These processors include CTS Holdings, Inc. (a wholly owned subsidiary of First Data Corp) and Nova Information Systems, Inc. Our processing banks withhold from the merchants a discount rate and various fees for the processing of each credit card transaction. From our discount rate revenues, amounts are paid to the issuing bank, the network service provider, Visa or MasterCard and to the processing bank.

Generally, our agreements with processing banks contain aspects of both marketing and service. The marketing portions of the agreements permit us to originate new merchants. The service portions of the agreements permit us to provide services (including terminal programming and shipping, employee training, equipment supply and repair and operational support) to the merchants solicited. Although the marketing portions of the agreements have limited terms, the service portions of these agreements do not. Accordingly, we have a right to continue to receive revenues from these processors, so long as we remain in compliance with the service agreements.

To date, we have relied primarily on two banks/processors to process our clients’ credit card transactions: Wells Fargo Bank N.A./CTS Holdings, Inc., or Wells/CTS, and U.S.Bancorp/Nova Information Systems, Inc., or USB/NIS. Currently, our arrangement with our principal bank/processor, Wells/CTS, constitutes approximately 80% of our aggregate merchant base. Our arrangement with our second largest bank/processor, USB/NIS, constitutes approximately 10% of our aggregate merchant base. The remaining 10% of our aggregate merchant base consists of various rights to receive recurring revenue payment agreements, which, in the main, do not subject us to chargeback liability but have limited contractual rights to the merchants serviced. Our primary processing agreements may be terminated by either party in the event of default, insolvency or receivership, failure to make payments when due or to abide by the rules and regulations of Visa and MasterCard.

Competition and our Competitive Position in the Market

The payment processing industry is highly competitive. We compete in this market on the basis of:

•	quality of service;
•	support and reliability of service;
•	ability to evaluate, undertake and manage risk;
•	speed in approving merchant applications;
•	technological capability;
•	price; and
•	availability of additional features.

Both large and small companies compete with us in providing payment processing services and related services. Large competitors include First Data Merchant Services Corp., Global Payments, Inc., iPayment, Heartland Payment Systems, Inc. and Nova Information Systems, Inc., a subsidiary of U.S. Bancorp, that serve a broad market spectrum from large to small merchants and provide ATM and other payment-related services and systems, in addition to card-based payment processing. There are also a large number of smaller competing transaction processors that provide various services to small to medium-sized merchants. We also compete with local, regional and national banks that have internal sales forces and/or have developed relationships with independent service organizations that are our competitors. Many of our competitors have substantially greater capital resources than we have and operate as subsidiaries of financial institutions or bank holding companies, which may allow them on a consolidated basis to own and conduct depository and other banking activities that we do not have the regulatory authority to own or conduct.

We believe we have core strengths which will allow us to compete in our industry. These include:

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

•

Proven acquisition and integration strategy. We have significant experience acquiring providers of payment processing services, as well as portfolios of merchant accounts, having acquired several portfolios of merchant accounts, including Charge.com in December 2005, Aircharge in September, 2005 and Valadata and Paynet in 2006. We have enhanced revenues and improved operating efficiencies of our acquired entities by improving the services, support and benefits we offer to the ISOs that serve the entities and merchant accounts we acquire. In addition, we have increased operating efficiencies of many of the businesses we have acquired by conducting profitability analyses of acquired merchant accounts and reducing processing fees and overhead.

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

•

Experienced, efficient sales force. We market our services primarily through our contractual relationships with over 30 ISOs/VARs throughout the United States. Although it is not customary in our industry to obligate ISOs to refer their merchant applications to any one processing provider, many currently refer a majority of their new merchant applications to us as a result of our strong relationships with them. Our sales approach provides us with an experienced sales force which markets our services with minimal direct investment in sales infrastructure and management. We continually strive to strengthen these relationships by delivering superior service and support.

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

•

Superior Internet marketing. We have a comprehensive Internet-based sales organization through our subsidiary, Charge.com, which capitalizes on highly optimized search engine placement, extensive affiliate channels, unique referral programs and a dynamic Internet marketing sales team.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements

We have no patents, trademarks, franchises, concessions or royalty agreements. We are continuously developing software for use in four principal areas: (i) applications for Internet-based and wireless transactions; (ii) transaction switching; (iii) the SecurePay suite of products and (iv) customer service and fraud. We regard our proprietary software as protected by trade secret and copyright laws of general applicability and attempt to safeguard our software through the protection afforded by the above-referenced laws, third-party non-disclosure agreements, licensing agreements and other methods of protection. Despite these precautions, it may be possible for unauthorized third- parties to copy, obtain or reverse engineer certain portions of our software or to otherwise obtain or use other information we regard as proprietary. While our competitive position may be affected by our ability to protect our software and other proprietary information, we believe that the protection afforded by trade secret and copyright laws is less significant to us than other factors such as the knowledge, ability and experience of our personnel and the continued pursuit and implementation of our operating strategies.

We currently license certain software from third-parties to supplement our internal software and technology development and to shorten time-to-market software application product deliveries.

Employees and Labor Contracts

As of December 31, 2006, we employed 92 full-time and 2 part-time personnel, including 14 information systems and technology, 14 operations and 64 sales and administration. Many of our employees are highly skilled, and we believe our future viability will depend in large part on our ability to attract and retain such employees. We have employment agreements with several individuals, including our chief operating officer, chief financial officer, our chief technology officer and chief marketing officer. None of our employees are represented by a labor union, and we have experienced no work stoppages. We consider our employee relations to be good.

RISK FACTORS AND CAUTIONARY STATEMENTS

An investment in our securities involves a high degree of risk. In addition to the other information in this annual report, including our financial statements and related footnotes, you should carefully consider the following risk factors before deciding to invest in our securities. If any of the following risks actually occur, it is likely that our business, financial condition and operating results would be harmed. As a result, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks Relating to our Business

We have a history of operating losses and will need to generate significant revenue to meet future obligations and achieve or maintain our profitability.

We are engaged in the payment processing and services business and have acquired payment processing related businesses and portfolios of merchant accounts to grow our business, both of which require substantial capital and other expenditures. As a result, we have not maintained profitability and may continue to incur losses in the future. We had a net loss of $2.3 million for the year ended December 31, 2006 and net income of $369,000 for the year ended December 31, 2005. We intend to continue to acquire businesses and merchant account portfolios. In addition, we expect our cash needs to increase significantly within the next two years to meet potential earn-out and share retirement obligations under existing merger and acquisition agreements.

As a result of these continuing and new expenses, we need to generate significant revenues to achieve and maintain profitability. To date, our operations have been supported through, cash flow from operations, sales of our securities and by financings, including the Centrecourt Financing. If we do not continue to increase our revenues, our business, results of operations and financial condition could be materially and adversely affected. We have incurred substantial levels of debt, which could impair our financial and operating flexibility.

We have incurred substantial debt in connection with the financing of our operations and acquisitions. We incurred debt in the principal amount of $37.0 million in connection with the Centrecourt Financing. We used the proceeds of the Centrecourt Financing to repay a $15.0 million promissory note issued to Sheridan Capital Advisors, LLC and a $2.0 million convertible promissory note issued to CAMOFI Master LDC, as well as to fund the purchase price for Valadata and Paynet. We may incur additional debt in the future in order to pursue our acquisition strategy or for other purposes. Substantial indebtedness could impair our ability to obtain additional financing for working capital expenditures or further acquisitions. Covenants governing any indebtedness we incur would likely restrict our ability to take specific actions, including our ability to pay dividends or distributions, redeem or repurchase our capital stock, issue, sell or allow distributions on capital stock of our subsidiaries, enter into transactions with affiliates, merge, consolidate or sell our assets, or make capital expenditure investments. In addition, the use of a substantial portion of the cash generated by our operations is used to cover debt service obligations. Security interests granted on our assets could limit our financial and business flexibility.

If an event of default occurs under the secured note we issued in connection with the Centrecourt Financing, it could result in a material adverse effect on our business operating results, or financial condition as the investors maintain a first priority security interest in all of our assets and the assets of our business.

On June 29, 2006, we issued $37.0 million in convertible notes in connection with the Centrecourt Financing. The investors in the Centrecourt Financing have a first priority security interest in all of our assets. Investors should be aware that the following events constitute events of default under these notes:

•	failure to pay interest and principal payments when due;
•	a breach of any material covenant or term or condition in the note in any agreement made in connection therewith; or
•

a default or event default occurring under any of the agreements made in connection with the note or any other material agreement, lease, mortgage, indenture agreement, factoring agreement, or other instrument, to which the company or any of its subsidiaries is bound; or

•	breach of any warranty or material representation made in the note or in any agreement made in connection therewith; or

•	any form of bankruptcy or insolvency proceeding instituted by or against us which is not vacated in sixty (60) days; or
•	a change in control.

In connection with the Centrecourt Financing, we agreed to certain restrictions on our activities that could negatively impact our ability to obtain financing from other sources.

So long as any portion of the principal amount of the convertible notes remains outstanding, we are restricted from incurring additional indebtedness other than certain permitted indebtedness, which includes certain purchase money indebtedness incurred in connection with the acquisition of capital assets subject to certain financial conditions and indebtedness approved by a majority of holders of our convertible notes. To the extent that additional debt financing is required for us to conduct our operations, these restrictions could materially and adversely impact our ability to achieve our operational objectives.

The conversions of the $37 million Centrcourt Financing convertible note could adversely impact our common stock resulting in greater dilution to our stockholders.

The market price of our common stock significantly impacts the extent to which the notes issued in connection with the Centrecourt Financing are convertible into shares of our common stock and the dilution that will occur to our stockholders. The $37.0 million note is convertible into 28.5 million shares of common stock.

If requested, we have a requirement to repurchase up to 9,398,058 shares of our common stock issued to the former shareholders of Charge.com. If requested, we will be required raise money to satisfy this obligation. If left unsatisfied, it could result in a defaulted obligation and have a material adverse effect on our business operating results or financial condition of our company.

On December 5, 2006, the third amendment (the “Amendment”) to the Agreement and Plan of Merger (the “Merger Agreement”) among our company, Charge.com Acquisition, Inc., Charge.com, David Danzig and Gregory Danzig was entered into by Pipeline, Charge.com Acquisition, Inc., David Danzig and Gregory Danzig, on behalf of himself and Kauai. Pursuant to the Amendment, Gregory Danzig, Kauai and David Danzig have been provided with additional time to determine whether to exercise their rights under the Merger Agreement to sell their shares of Pipeline common stock back to Pipeline. Under the Amendment, if the Danzigs and Kauai want Pipeline to purchase all of such shares, they must notify Pipeline of such decision on or between June 15, 2007 and 5:00 p.m. (Eastern Daylight Time) on June 29, 2007 (the “Put Right”). If

Gregory Danzig, Kauai or David Danzig chooses to have Pipeline repurchase the shares of Pipeline common stock issued to him or it under the Merger Agreement at the per share purchase price of $1.33825 per share (“Per Share Purchase Price”), subject to interest assessment as set forth below, then Pipeline is obligated to do so by October 30, 2007. If Gregory Danzig, Kauai and/or David Danzig (the “Selling Shareholders”) exercises the Put Right in accordance with the terms of the Amendment, Pipeline must pay the Selling Shareholders in cash by October 30, 2007 the Per Share Purchase Price, plus interest, for each share of Pipeline common stock to be so repurchased. Any such payment of the Per Share Purchase Price made after June 30, 2007, will incur interest at the per annum rate of 12% as assessed on a pro rata daily basis on the date of payment. Any such payment of the Per Share Purchase Price not made prior to October 31, 2007 will incur interest at the rate of 18% per annum based on the aggregate unpaid amount until paid for in full in cash, as assessed on a pro rata daily basis on the date of payment. Interest will be assessed on the shares of Pipeline common stock actually sold by the Selling Shareholders to Pipeline. In the event the Danzigs and Kauai exercise their “put right”, we will be required raise money to satisfy this obligation. If left unsatisfied, it could result in a defaulted obligation and have a material adverse effect on our business operating results or financial condition of our company.

Additional authorized shares of our common stock and preferred stock available for issuance may adversely affect the market for our common stock.

We are authorized to issue 150,000,000 shares of our common stock. As of December 31, 2006, there were 47,986,000 shares of common stock issued and outstanding. We may also issue up to 28,861,000 shares in connection with the conversion of both a $525,000 convertible promissory note issued to former Aircharge stockholders and the previously mentioned $37.0 million convertible notes. Additionally, we have 16.4 million warrants, with an average exercise price of $1.35 and 9.5 million options, with an average exercise price of $1.39, outstanding as of December 31, 2006. The combination of shares outstanding as of December 31, 2006, plus the potential shares that could be issued through the conversion of convertible notes payable, warrants and stock options outstanding is 102,753,000 shares of our common stock. As of December 31, 2006, there were 47,986,000 shares of our common stock outstanding, plus 6,330,000 potential shares that are vested and “in the money”, thus equating to 54,316,000 shares outstanding or “in the money” common stock equivalents as of December 31, 2006. We may be required to issue 1.6 million shares of restricted common stock in connection with our acquisition of Paynet Systems in the event they meet certain performance milestones by June 30, 2007. To the extent such options or warrants are exercised or additional issuances are made in connection with the acquisition of Paynet Systems, the holders of our common stock may experience further dilution. To the extent we issue securities in future acquisitions or financings that are convertible into or exchangeable for equity securities, investors will experience further dilution.

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

If we raise additional funds through the sale of equity or convertible debt securities, these transactions may dilute the value of our outstanding common stock or trigger contractual obligations to issue additional shares of our common stock to investors in the Centrecourt Financing. We may also decide to issue securities, including debt securities, which have rights, preferences and privileges senior to our common stock. We cannot assure you that we will be able to raise additional funds on terms favorable to us, or at all. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs. This may prevent us from increasing our market share, capitalizing on new business opportunities, remaining competitive in our industry or continuing our business operations as a whole.

The full impact of our recent acquisitions on our operating results is not fully reflected in our historical financial results, which, as a result, are not necessarily indicative of our future results of operations.

We have expanded our card-based payment processing services through the acquisition of Valadata and Paynet Systems. Accordingly, our results for the fiscal year ended December 31, 2006, may not be indicative of results to be expected in future periods.

Increased consolidation in the market in which we operate will have an impact on price and availability of acquisition, joint venture and alliance opportunities.

Historically, our growth strategy has been materially dependent upon the purchase of additional merchant portfolios and the acquisition of operating businesses. This strategy will continue in the future. We face significant competition from other transaction processors for available acquisition, joint venture and alliance opportunities. These transaction processors potentially deprive us of acquisition opportunities and may cause the purchase price of such transactions to increase. We cannot give any assurances that the historical or current level or pricing of acquisition opportunities will continue to exist, that we will be able to acquire merchant portfolios, operating businesses or transaction processing assets that satisfy our criteria or that any such transaction will be on favorable terms.

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

Merchant fraud occurs when a merchant, rather than a customer, knowingly uses a stolen or counterfeit card or card number to record a false sales transaction, or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Any time a merchant is unable to satisfy a chargeback, we are responsible for that chargeback. We have established systems and procedures to detect and reduce the impact of merchant fraud. In addition to credit review, we monitor merchant transactions against a series of standards developed to detect merchant fraud and excessive chargebacks. We apply varying levels of scrutiny in our evaluation of applications and underwriting of prospective merchants accounts, ranging from basic due diligence for merchants with a low-risk profile to a more thorough and detailed review for higher risk merchants. The results of this review serve as the basis for our decision whether to accept or reject a merchant account, and also provide the criteria for establishing whether to maintain a reserve of a portion of a merchant’s processing volume, the particular reserve requirements, processing limits, average transaction amounts and pricing. It also assists us in monitoring merchant transactions for those accounts that exceed pre-determined criteria. We maintain rolling reserves, meaning we withhold a varying percentage of at risk merchants’ processing volume, to offset potential losses. On merchants whom we have instituted a rolling reserve, we maintain an average of 15% of processing volume. Despite our efforts to detect merchant fraud, we cannot assure you that these measures are or will be effective. It is possible that we will experience significant amounts of merchant fraud in the future, which could increase our chargeback liability. Increased chargeback liability may have a material adverse effect on our business, financial condition, results of operations and ability to continue business operations.

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

Because we are not a bank, we are unable to belong to and directly access the Visa and MasterCard bankcard associations. Visa and MasterCard operating regulations require us to be sponsored by a bank in order to process bankcard transactions. We are currently registered with Visa and MasterCard through the sponsorship of banks that are members of the card associations. Our sponsoring banks include US Bancorp and Wells Fargo Bank N.A. If these sponsorships are terminated and we are unable to secure a bank sponsor, we will not be able to process bankcard transactions. Furthermore, our agreements with our sponsoring banks give the sponsoring banks substantial discretion in approving certain elements of our business practices, including our solicitation, application and qualification procedures for merchants, the terms of our agreements with merchants, the processing fees that we charge, our customer service levels and our use of ISOs, which we define as any non-bank party that sells card-based payment processing services to merchants, that markets and services electronic credit card authorization and payment systems to merchants located throughout the United States. We are unable to guarantee that our sponsoring banks’ actions under these agreements will not be detrimental to us.

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

We rely on agreements with several other large payment processing organizations to enable us to provide card authorization, data capture, settlement, and merchant accounting services and access to various reporting tools for the merchants we serve. We also rely on third parties to whom we outsource specific services, such as reorganizing and accumulating daily transaction data on a merchant-by-merchant and card issuer-by-card issuer basis and forwarding the accumulated data to the relevant bankcard associations. Our card payment processors include CTS Holdings, Inc. (a wholly owned subsidiary of First Data Corp.) and Nova Information Systems, Inc.

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

We have contractual relationships with 50 banks, comprising over 400 bank branch locations, and 48 credit unions that serve as referral sources for our products and services to merchants seeking to establish an account with a payment processor. Our failure to maintain our relationships with these banks could adversely affect our revenues and internal growth and increase our merchant attrition.

We have contractual relationships with more than 30 ISOs/VARs to market our services to merchants seeking to establish an account with a payment processor. Our failure to maintain our relationships with our existing ISOs and those serving other service providers that we may acquire, and to recruit and establish new relationships with other ISOs, could adversely affect our revenues and internal growth and increase our merchant attrition. On occasion, we experience increases in interchange and sponsorship fees; if we cannot pass these increases along to our merchants, our margins will be reduced.

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

Although we generally require that our agreements with our ISOs and service providers who have access to merchant and customer data include confidentiality obligations that restrict these parties from using or disclosing any customer or merchant data except as necessary to perform their services under the applicable agreements, we cannot assure you that these contractual measures will prevent the unauthorized disclosure of merchant or customer data. In addition, our agreements with financial institutions require us to take certain protective measures to ensure the confidentiality of merchant and consumer data. Any failure to adequately take these protective measures could result in protracted or costly litigation. Although we have fulfilled our requirements to an authorized Visa/MasterCard compliance auditor regarding cardholder information and security procedures and as of July 2006 have been certified compliant as a Visa/MasterCard merchant payment processor, we could fail to maintain compliance. Noncompliance could result in material interruptions in our ability to store and transmit card data.

Increased attrition in merchant charge volume due to an increase in closed merchant accounts that we cannot anticipate or offset with new accounts may reduce our revenues.

We experience attrition in merchant charge volume in the ordinary course of business resulting from several factors, including business closures, transfers of merchants’ accounts to our competitors and account “closures” that we initiate due to heightened credit risks relating to, and contract breaches by, a merchant. During 2006, we experienced average attrition of 1% of merchant transaction charge volume per month. In addition, substantially all of our processing contracts with merchants may be terminated by either party on relatively short notice, allowing merchants to move their processing accounts to other providers with minimal financial liability and cost. Increased attrition in merchant charge volume may have a material adverse effect on our financial condition and results of operations. We may not be able to accurately predict the level of attrition in the future, particularly in connection with our recent acquisitions of merchant account portfolios. If we are unable to increase our transaction volume or establish accounts with new merchants in order to counter the effect of this attrition, or, if we experience a higher level of attrition in merchant charge volume than we anticipate, our revenues will decrease.

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

We experience attrition in merchant charge volume in the ordinary course of business resulting from several factors, including business closures, transfers of merchants’ accounts to our competitors and account “closures” that we initiate due to heightened credit risks relating to, and contract breaches by, a merchant. During 2006, we experienced average attrition of 1% of merchant transaction charge volume per month. In addition, substantially all of our processing contracts with merchants may be terminated by either party on relatively short notice, allowing merchants to move their processing accounts to other providers with minimal financial liability and cost. Increased attrition in merchant charge volume may have a material adverse effect on our financial condition and results of operations. We may not be able to accurately predict the level of attrition in the future, particularly in connection with our recent acquisitions of merchant account portfolios. If we are unable to increase our transaction volume or establish accounts with new merchants in order to counter the effect of this attrition, or, if we experience a higher level of attrition in merchant charge volume than we anticipate, our revenues will decrease.

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

If we raise additional funds through the sale of equity or convertible debt securities, these transactions may dilute the value of our outstanding common stock or trigger contractual obligations to issue additional shares of our common stock to CAMOFI Master LDC. We may also decide to issue securities, including debt securities, which have rights, preferences and privileges senior to our common stock. We cannot assure you that we will be able to raise additional funds on terms favorable to us, or at all. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs. This may prevent us from increasing our market share, capitalizing on new business opportunities, remaining competitive in our industry or continuing our business operations, as a whole.

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

Due to the increasing public concern over consumer privacy rights, governmental bodies in the United States and abroad have adopted, and are considering adopting additional laws and regulations restricting the purchase, sale and sharing of personal information about customers. For example, the Gramm-Leach-Bliley Act requires non-affiliated third-party service providers to financial institutions to take certain steps to ensure the privacy and security of consumer financial information. We believe our present activities fall under exceptions to the consumer notice and opt-out requirements contained in this law for third -party service providers to financial institutions because we provide business-to-business services and not business-to-consumer services. The law, however, is new and there have been very few rulings on its interpretation. We believe that current legislation permits us to access and use this information as we do now. The laws governing privacy generally remain unsettled, however, and even in areas where there has been some legislative action, such as the Gramm-Leach-Bliley Act and other consumer statutes, it is difficult to determine whether and how existing and proposed privacy laws will apply to our business. Limitations on our ability to access and use customer information could adversely affect our ability to provide the services we offer to our merchants or could impair the value of these services.

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

Risks Relating to Acquisitions

We may not be able to integrate recently acquired companies or potential future acquisitions into our company, and resources available to assist our acquired companies may be insufficient.

We have made strategic acquisitions and we intend to continue to make such acquisitions in accordance with our business plan. On July 11, 2006, we acquired Valadata and on July 3, 2006, we acquired Paynet Systems. On December 20, 2005, we completed our acquisition of Charge.com. In addition, we also acquired Aircharge. Each acquisition involves a number of risks, including:

•	the diversion of our management’s attention to the assimilation and ongoing assistance with the operations and personnel of the acquired business, which could strain management’s resources;
•	the potential for our affiliated companies to grow rapidly and adversely affect our ability to assist our affiliated companies as intended;
•	possible adverse effects on our results of operations and cash flows,
•	possible inability by us to achieve the intended objective of the acquisition;
•	possible inability by acquisition target to achieve promised goals; and
•	possible inability by acquisition target to retain and maintain strategic contracts.

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

To date, our revenue growth has been generated in large part through acquisitions of complementary businesses and portfolios of accounts. We expect such acquisitions to be key to our growth strategy going forward. We may not be able to find suitable acquisition candidates or to consummate acquisitions on favorable terms, if at all. Our failure to make such acquisitions could have a material adverse effect on our ability to grow our company.

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

We acquired Aircharge in part due to its classification as a national “Industry Solutions Partner” of Sprint Nextel Corp. (NYSE:S). We believe that this classification should allow us to provide credit card acceptance solutions to Sprint Nextel Corp.’s business customers. There can be no assurance, however, that Sprint Nextel Corp. will continue such classification or that such classification will be successfully integrated into our business model. If Sprint Nextel Corp. does not continue such classification or we are unable to successfully integrate such classification into our business model, there can be no assurance that Sprint Nextel Corp. will continue to provide us with such access to their customers.

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

We have acquired numerous intangible assets related to purchased portfolios of merchant accounts and business operations. These intangible assets represent a substantial portion of our total assets. Statement of Financial Accounting Standards Nos. 141 and 142 require us to periodically re-examine the value of our purchased assets. A material decline in the revenues and more importantly profits generated from any of our purchased portfolios of merchant accounts or business operations could reduce the fair value of the portfolio or operations. In that case, we may be required to reduce the carrying value of the related intangible asset and/or goodwill. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” or our attached audit financials for a discussion of how we test impairment of assets. Additionally, changes in accounting policies or rules that affect the way in which we reflect these intangible assets in our financial statements, or the way in which we treat the assets for tax purposes, could have a material adverse effect on our financial condition.

Risks Relating to Our Company Generally

Our executive officers, directors and principal stockholders have substantial control over our business, and their interests may not be aligned with the interests of our other stockholders.

As of December 31, 2006, our officers and directors beneficially own approximately 45% of our outstanding common stock. Accordingly, these stockholders, acting together, will be able to exert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders may dictate the day-to-day management of our business. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination or a sale of all or substantially all of our assets.

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

We currently have a significant number of shares of common stock which may be issued in the future. As of December 31, 2006, there are 47.9 million shares of our common stock outstanding. In addition, there are 9.5 million options to purchase an equal number of shares outstanding under our Non-Statutory Incentive Stock Option Plan, including, without limitation, options issued to former executives of Aircharge and options issued to the principals of Charge.com. We also anticipate that: (i) pursuant to our acquisition of Aircharge, we may issue additional shares in connection with the conversion of a $525,000 promissory note; (ii) pursuant to our recently completed Centrecourt Financing, we may issue up to an additional 49,418,134 shares, which includes a 25% over allotment, in connection with the conversion of convertible promissory notes, including interest thereon, and the exercise of warrants or pursuant to certain anti-dilution provisions; and (iii) pursuant to our acquisition of Paynet Systems we may be required to issue an additional 1.61 million shares of our common stock. Our current stock option and warrant holders and holders of convertible promissory notes, on a fully-diluted basis assuming exercise of all outstanding options and warrants and conversion of the convertible promissory notes, are expected to own 38.6% of the outstanding shares of our common stock.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Commencing December 15, 2007, we will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. Although we intend to augment our internal controls procedures and expand our accounting staff, there is no guarantee that this effort will be adequate.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, new SEC regulations and stock market rules, are creating uncertainty for development companies such as ours. These new and changing laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards will likely result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act and the related regulations regarding our required assessment of our internal controls over financial reporting and our independent registered public accounting firm’s audit of that assessment will require the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could slow our business. If we are unable to fully comply with new or changed laws, regulations and standards, or if our efforts differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed and our stock price may suffer.

The price of our common stock may be volatile, which could cause our investors to incur trading losses and fail to resell their shares at or above the price they paid for them. Our securities are currently quoted on the OTCBB and, thus, your ability to sell your shares in the secondary market may be limited.

We do not currently maintain an active market for our common stock, and we cannot predict the extent to which investor interest will lead to the development of an active and liquid trading market in our common stock. The failure to achieve and maintain an active and liquid market for our common stock means that you may not be able to dispose of your common stock in a desirable manner and the price for our shares may fluctuate greatly.

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

Investors should be aware that, according to the Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced salespersons;
•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
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

Item 2. Properties.

Our principal executive offices are located in approximately 10,425 square feet of leased office space in Quincy, Massachusetts. We also lease approximately 9,158 square feet of office space in Alpharetta, Georgia, 5,578 square feet in Brasher Falls, NY and 1,525 square feet in Gurnee, Illinois. All of our facilities are insured. We believe that these facilities are adequate for our current operations and, if necessary, can be replaced with little disruption to our company.

Item 3. Legal Proceedings.

Pipeline:

The action filed by Publicity Guaranteed, Inc. in the Circuit Court for Fairfax County, Virginia (Law Number: 06-3403) for withholding funds held by our processing bank to cover chargeback losses was dismissed with prejudice.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No items were submitted for shareholder approval in the fourth quarter 2006.

On August 30, 2006, we voted to increase the authorized number of shares of our common stock of the Corporation from 95,000,0000 shares to 150,000,000 and to amend our certificate of incorporation to reflect this increase.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Market information.

The company’s $0.001 par value common stock is listed on the NASD OTCBB under the ticker symbol “PPDA”. The following table sets forth the highest and lowest prices quoted for our common stock, during the most recent eight quarters between January 1, 2005 and December 31, 2006. The closing quote for our common stock on March 23, 2007 was $1.07. The quotations reflect inter-dealer prices, with no retail mark-up, mark-down or commissions, and may not represent actual transactions. .

	Year Ended December 31, 2006		Year Ended December 31, 2005
Three months ended:	High Bid	Low Ask	High Bid	Low Ask
March 31	1.70	1.03	$1.23	$0.76
June 30	1.65	1.25	$1.08	$0.81
September 30	1.50	1.20	$1.09	$0.87
December 31	1.35	1.08	$1.17	$0.89

(b) Holders.

As of December 31, 2006, there were approximately 859 shareholders of record of our common stock.

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

The following material transactions have occurred in the past fiscal year. They are identified below:

On December 7, 2006, we completed the registration for certain selling stockholders (the “Selling Stockholders”) of up to an aggregate of 21,100,000 shares of common stock, par value $0.001 per share (“Common Stock”), which includes 11,100,000 shares issuable upon the exercise of warrants, 10,000,000 shares issuable upon the conversion of convertible promissory notes as required by the registration rights agreement between our company and the Selling Stockholders. The lead investor in this financing was Centrecourt Asset Management LLC and the financing is referred to herein as the “Centrecourt Financing.” All of such shares of Common Stock are being offered for resale by the Selling Stockholders. We are required to register the remaining 18,461,538 shares of our common stock underlying the convertible note, as well as an additional 25% of the aggregate shares registered pursuant to our registration rights agreement. Effectiveness of these additional registrations is subject to review by the Securities and Exchange Commission.

Under the terms of the convertible notes, we are obligated to pay interest of 8% per annum on the outstanding principal amount of the convertible notes, payable quarterly in arrears beginning on October 2, 2006. The outstanding principal and accrued but unpaid interest is due on June 29, 2010. The convertible notes are convertible into shares of common stock of the Company at $1.30 per share. In addition, the terms of the notes provide that upon conversion a holder may not beneficially own in excess of 4.9% of the number of shares of common stock outstanding immediately after giving effect to such conversion subject to certain exceptions.

We granted warrants to purchase 11,100,000 shares of our common stock at an exercise price of $1.40 per share to investors in the Centrecourt Financing and agreed to provide for a cashless exercise. In addition, the warrant provides for adjustments to the number of shares underlying each warrant upon the occurrence of certain events, including a stock dividend, stock split or subsequent equity sales at a price lower than the exercise price of the warrant. The warrants expire on June 28, 2011.

We used the proceeds of the Centrecourt Financing to repay a $15.0 million promissory note issued to Sheridan Capital Advisors, LLC, a $2.0 million convertible promissory note issued to CAMOFI Master LDC and to fund the purchases of Valadata, Inc. and Paynet Systems, Inc. The balance of the proceeds were used for working capital. We paid a $1,450,000 placement agent fee to The Maxim Group, LLC and 1,750,000 warrants to purchase our common stock at $1.75 per share in connection with this transaction.

 [remainder of page intentionally left blank]

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Management’s Discussion And Analysis Of

Financial Condition And Results Of Operations

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

Overview

We are an integrated provider of merchant payment processing services and other related software products. We currently deliver credit and debit card-based payment processing solutions to small to medium-sized merchants who operate either in a physical “brick and mortar” business environment, over the Internet, or in mobile or wireless settings via cellular-based wireless devices. Our payment processing services enable merchants to process both traditional card-present, or “swipe” transactions, as well as card-not-present transactions. Significant market research supports the following on the company’s industry:

•

The Nilson Report, a leading industry publication that tracks the transaction processing industry, reported purchases by U.S. consumers using credit cards will grow from $1.47 trillion in 2003 to $2.28 trillion in 2008. Additionally, forecasts estimate that purchase volume by U.S. consumers using Visa credit cards will increase 63% from 2003 through 2008, while MasterCard usage is projected to increase by 46% during the same period.

•

In its most recent publication on transaction processing, leading equity research firm, Raymond James Financial, reported that overall credit card transactions will grow domestically from an estimated 26.6 billon transactions in 2006 to 36.2 billion by 2010. Total credit card purchase volume will grow from $1.8 trillion in 2006 to $2.6 trillion by 2010, with average tickets increasing from $70.10 per transaction to $71.50 over the same period.

A traditional card-present transaction occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. Card-not-present transactions occur whenever the customer does not physically present a payment card at the point-of-sale and may occur over the Internet or by mail, fax or telephone. An overview of our customer base and operational focus is as follows:

•

We derive the majority of our revenue from fee income related to payment transaction processing, which is primarily comprised of a percentage of the dollar amount of each transaction we process, as well as a flat fee per transaction. In the event we have outsourced any of our services provided in the transaction, we remit a portion of the fee income to the third-parties that have provided these services.

•

Our primary customer base consists of small to medium-sized merchants. These merchants generally have a lower volume of credit card transactions, yet are not as price sensitive as larger merchants. The company believes these are difficult to identify and traditionally have been underserved by credit card processors.

•	We market and sell our products and services through an in-house sales force utilizing multiple lines of origination, including the Internet, call generation and other marketing media.

•

We also market and sell our products and services by utilizing contractual relationships with 50 commercial banks and financial institutions comprising 460 bank branch locations, 48 credit unions, 30 ISOs/VARs and a national cell phone carrier.

•	Pipeline is one of only a handful of companies to be deemed by Visa as both a CISP compliant and an authorized merchant payment processor.

•	Pipeline distinguishes itself from competitors by its VISA certification, its technology, its operating efficiencies and its marketing ability.

•	Pipeline’s technology includes:

o	Online proprietary digital applications,
o	Proprietary shopping cart and gateway services,
o	Wireless cellular phone software to enable mobile card payment acceptance.

Overview – 2006 Financial and Operational Highlights

•

During the twelve months ended December 31, 2006, we continued our growth by acquiring new merchant accounts through our sales channels, as well as making selective merchant portfolio and company acquisitions.

•	Our processing volume for the year ended December 31, 2006 was $1,288 million, an 83% increase from the $701 million processed during the same period in 2005.

•

During fiscal 2006 we completed and integrated the acquisitions of Paynet Systems, Inc. and Valadata, Inc. Paynet gave us additional sales and marketing capabilities via the internet and Valadata enhanced our retail card present transaction volume.

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

•

Revenues increased $17.7 million or 73.5% to $41.8 million for the year ended December 31, 2006 from $24.1 million for the year ended December 31, 2005. Revenue growth was impacted by both acquisitions and recognizing organic revenue growth of $5.0 million for the year ended December 31, 2006.

•

Gross Profit, which is defined as total revenue less interchange fees, cost of services sold and cost of goods sold, increased 128% to $14.9 million for the year ended December 31, 2006 from $6.5 million during the year ended December 31, 2005. Gross Margin, as a percentage of sales, increased to 35.7% for the year ended December 31, 2006 as compared to 27.1% for the year ended December 31, 2005.

•

Operating Income grew to $2.6 million for the year ended December 31, 2006 from $0.3 million during the year ended December 31, 2005. Operating Income, as a percentage of sales, increased to 6.3% for the year ended December 31, 2006 as compared to 1.3% for the year ended December 31, 2005.

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

Revenue and Cost Recognition

We derive revenues primarily from the electronic processing of credit, charge and debit card transactions that are authorized and captured through third-party networks. Typically, merchants are charged for these processing services based on a percentage of the dollar amount of each transaction and in some instances, additional fees are charged for each transaction. Certain merchant customers are charged a flat fee per transaction and may also be charged miscellaneous fees, including fees for handling chargebacks, monthly minimums, equipment rentals, sales or leasing and other miscellaneous services.

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

We follow the requirements of EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining our revenue reporting. Generally, we report revenues at the time of sale on a gross basis where we are the primary obligor in the arrangement, have latitude in establishing the price of the services, change the product and perform part of the service, have discretion in supplier selection, have latitude in determining the product and service specifications to meet our clients needs and assume credit risk. Revenues generated from certain portfolios are reported net of interchange, as required by EITF 99-19, where we may not have credit risk, or the ultimate responsibility for the merchant accounts.

This amount includes interchange paid to card issuing banks and assessments paid to credit card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants.

Merchant Deposits and Loss Reserves

We follow the Financial Accounting Standards Board Interpretation No. 45: Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), which requires all guarantees to be recorded at their fair value at inception. We believe our potential liability for the full amount of the operating losses discussed above is a guarantee under FIN 45. We estimate the fair value of these guarantees by adding a fair value margin to our estimate of losses. This estimate of losses is comprised of known losses and a projection of future losses based on a percentage of direct merchant credit card and debit card sales volumes processed. Disputes between a cardholder and a merchant periodically arise due to the cardholder’s dissatisfaction with merchandise quality or the merchant’s service, and the disputes may not always be resolved in the merchant’s favor. In some of these cases, the transaction is ‘‘charged back’’ to the merchant and the purchase price is refunded to the cardholder by the credit card-issuing institution. If the merchant is unable to fund the refund, we are liable for the full amount of the transaction. We maintain deposits from certain merchants as an offset to potential contingent liabilities that are the responsibility of such merchants. At December 31, 2006 and 2005, we held merchant deposits totaling $266,000 and $86,000, respectively. Additionally, we have a recovery team that is responsible for collecting “charge backs”. Our company evaluates its ultimate risk and records an estimate of potential loss for chargebacks related to merchant fraud based upon an assessment of actual historical fraud loss rates compared to recent processing volume levels. We believe that the liability recorded as loss reserves approximates fair value. At December 31, 2006 and 2005, our loss reserve totaled $82,000 and $0 respectively.

Deferred Customer Acquisition Costs

Deferred customer acquisition costs consist of up-front signing bonus payments made to sales personnel (our sales force), and cash payments made to external vendors resulting in the establishment of new merchant relationships. Deferred acquisition costs represent incremental, direct customer acquisition costs that are recoverable through future operations, contractual minimums, and/or penalties in the case of early termination. The deferred customer acquisition costs are amortized over the three-year term of the contract the merchant enters into with us. In the event the customer cancels the contract or ceases operations, we expense the un-amortized balance of deferred acquisition costs. Generally, the acceleration or expensing of any unamortized deferred acquisition cost is offset by a termination fee the company charges the customer for opting out of their contractual obligation.

Management evaluates the deferred customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage quarter of origination, the active accounts against the original boarded accounts in relationship to the carrying amount of the deferred customer acquisition costs. Our deferred customer acquisition cost was approximately $450,000 and $435,000 as of December 31, 2006 and December 31, 2005, respectively.

Accounting for Goodwill and Intangible Assets

In July 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their useful lives. Goodwill and intangible assets acquired after June 30, 2001 were subject immediately to the non-amortization and amortization provisions of this Statement.

For the years 2005 and 2006, we applied Statement No. 142 to our merchant portfolios and residual rights purchases and revised our estimated life of our merchant portfolios. We estimate for accounting purposes the useful life to be seven years. The amortization expense represents a recognition and estimated allocation of the initial cost of the acquired merchant portfolios and residual rights as a non-cash expense against the income generated by these assets.

We have intangible assets, which consist primarily of customer relationships and are recorded in connection with acquisitions at their fair value based on the net present value of the customer relationship. Customer relationships are amortized over their estimated useful lives using a straight line basis which takes into consideration expected customer attrition rates over a seven year period. Intangible assets with estimated useful lives are reviewed for impairment in accordance with SFAS No. 144, while intangible assets that are determined to have indefinite lives are reviewed for impairment at least annually in accordance with SFAS No. 142.

Share-Based Payments

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options and showing pro forma disclosure only. This standard is effective as of January 2006 and will apply to all awards granted, modified, cancelled or repurchased after that date, as well as the unvested portion of prior awards. SFAS No. 123R permits public companies to adopt its requirements using one of three methods: the “modified prospective” method, the “modified retrospective” method to January 1, 2005, or the “modified retrospective” method to all prior years for which SFAS No. 123 was effective. We elected to adopt the modified prospective method described in FAS 123R which specifies that compensation expense for options granted prior to the effective date be recognized in the consolidated statement of income over the remaining vesting period of those options, and that compensation expense for options granted subsequent to the effective date be recognized in the consolidated statement of income over the vesting period of those options. In addition, in accordance with the implementation of the modified prospective method, prior period amounts have not been restated.

As permitted by SFAS No. 123, prior to January 1, 2006, we followed APB Opinion No. 25, which accounts for share-based payments to employees using the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R fair value method had an impact on our consolidated results of operations, although it had no impact on our cash flows. The impact of the adoption of SFAS No. 123R for the twelve months ended December 31, 2006 was to increase compensation expense of approximately $253,000 with corresponding tax benefits of $86,000, resulting in a net reduction of earnings of $167,000. We made the decision to accelerate the vesting of outstanding stock options during the quarter ended March 31, 2006 and in so doing opted to recognize the cost of stock options.

Income Taxes

We recognize deferred income tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and expected benefits of utilizing net operating loss and credit carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The impact on deferred income taxes of changes in tax rates and laws, if any, are reflected in the consolidated and combined financial statements in the period enacted.

Earnings per share

Basic earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period. Earnings available to common shareholders are the same as reported net income for all periods presented.

Diluted earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period and the impact of securities that, if exercised, would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period generally are assumed to have a dilutive effect on earnings per share. The dilutive effect of stock options and restricted share grants was 0 and $3,638,592 for the twelve months ended December 31, 2006 and 2005, respectively.

	Year Ended December 31,
	2006	2005
Basic and diluted net earnings(loss)	$(2,285,815)	$368,757
Weighted average shares outstanding – basic	44,324,014	27,909,673
Plus: Common stock equivalent shares assumed from conversion of options	N/A	1,402,410
Weighted average shares outstanding – diluted	N/A	29,312,083
Basic net earnings(loss) per share	$(0.05)	$0.01
Diluted net earnings per share	N/A	$0.01

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The following table shows certain income statement data as a percentage of revenue for the year ended December 31, 2006 compared to the year ended December 31, 2005 (in thousands of dollars):

	2006	% of Revenue	2005	% of Revenue	Change	% Change
Revenue	41,814	100%	24,098	100%	17,716	74%
Interchange	18,543	44.3%	12,049	50.0%	6,493	54%
Other cost of services/goods sold	8,345	20.0%	5,525	22.9%	2,820	51%
Total costs of services and goods sold	26,888	64.3%	17,575	72.9%	9,313	53%
Gross profit	14,926	35.7%	6,523	27.1%	8,403	129%

Salaries and payroll costs	6,403	15.3%	3,677	15.3%	2,726	74%
Other selling, general and administrative	3,536	8.5%	1,706	7.1%	1,830	107%
Depreciation and amortization	2,373	5.7%	834	3.5%	1,539	185%
Total operating expenses	12,312	29.4%	6,217	25.8%	6,095	50%
Operating income	2,614	6.3%	306	1.3%	2,308	753%

Other income (expense)	(6,739)	-16.1%	(717)	-3.0%	(6,022)	839%
Earnings before income taxes	(4,125)	-9.9%	(411)	-1.7%	(3,714)	904%
Provision for income taxes	(1,839)	-4.4%	(780)	-3.2%	(1,059)	-36%
Net earnings (loss)	(2,286)	-5.5%	369	1.5%	(2,655)	-720%

Comparisons of year ended December 31, 2006 and December 31, 2005

Revenues

Revenues increased $17.7 million or 73.5% to $41.8 million for the year ended December 31, 2006 from $24.1 million for the year ended December 31, 2005. This increase was primarily attributable to a combination of internal sales and marketing efforts, the purchase of selective merchant account portfolios and the successful integration of Charge.com, Aircharge, Valadata and Paynet.

Interchange Expenses

Interchange expenses increased $6.5 million or 54% to $18.5 million for the year ended December 31, 2006 from $12.0 million for the year ended December 31, 2005. The increase was primarily attributable to an 83% increase in processing volume to $1.3 billion for the year ended December 31, 2006 and charge volume from our merchant account portfolio acquisitions.

Other costs of goods and services sold

Other costs of goods and services sold increased $2.8 million or 51% to $8.3 million for the year ended December 31, 2006 as compared to $5.5 million for the year ended December 31, 2005.

Gross Profit

Gross profit increased $8.4 million or 128% to $14.9 million for the year ended December 31, 2006 from $6.5 million for the year ended December 31, 2005. Gross margin expanded from 27.1% to 35.7% in the same period.

Operating Expenses

Total operating expenses increased $6.1 million or 98% to $12.3 million for the year ended December 31, 2006 from $6.2 million for the year ended December 31, 2005. The increase in operating expense is attributable to the increase in personnel, sales and marketing and depreciation and amortization of assets. The major components of operating expense include;

•

Salaries and payroll related costs increased $2.7 million or 74% to $6.4 million for the year ended December 31, 2006 as compared to $3.7 million for the year ended December 31, 2005. The increase was due primarily to the expansion of our sales and marketing efforts, which included additional personnel and the resulting expenses related to managing higher processing volume.

•

Sales, general and administrative expenses increased $1.8 million or 107% to $3.5 million for the year ended December 31, 2006 as compared to $1.7 million for the year ended December 31, 2005. The increase was due primarily to the acceleration of our advertising and marketing efforts, as we began a robust national advertising campaign in the third quarter of 2006. There had been minimal advertising expense in 2005. Another variable influencing the increase in general and administrative costs is the expansion of our facilities in the fourth quarter of 2006.

•

Depreciation and amortization increased $1.5 million or 185% to $2.4 million for the year ended December 31, 2006 as compared to $0.8 million for the year ended December 31, 2005. The increase was mainly attributable to the amortization and depreciation of assets acquired in the Charge.com, Aircharge, Paynet and Valadata acquisitions plus the amortization of acquired portfolios.

Operating Income

Operating income increased $2.3 million or 753% to $2.6 million for the year December 31, 2006 from $0.3 million for the year ended December 31, 2005. Operating income as a percentage of gross revenue was 6.3% for the year December 31, 2006 as compared to 1.3% for the year ended December 31, 2005.

Other Expenses

Other expenses increased $6.0 million to $6.7 million for the year December 31, 2006 from $0.7 million for the year ended December 31, 2005. Other expenses primarily consisted of $6.9 million related to interest expense and the cost associated with the early retirement of debt for the year ended December 31, 2006. The cost associated with early retirement of debt was

$2.1 million, of which $1.9 million was a cash payment for the pre-payment of an 18% interest bearing note. The remaining $4.7 million was interest expense related to the company’s various notes payable, which included cash interest of $3.1 million and $1.6 million of amortization of debt issuance costs and the beneficial conversion feature.

Income Tax

Income tax benefit increased to $1.8 million for the year ended December 31, 2006 from a tax benefit of $0.8 for the year-ended December 31, 2005. The increase was primarily due to changes in net deferred tax assets and deferred tax liability balances as of the end of the year. The decrease in income before income taxes is due in part to the increase in other expenses as outlined above.

Net income

As a result of the above factors, net income decreased from $370,000 in 2005 to $(2.3) million in 2006.

Balance Sheet Information

	December 31,
	2006	2005

Selected Balance Sheet Data	(in thousands)
Cash and cash equivalents	$2,770	$2,255
Other current assets	3,675	1,962
Fixed assets	1,117	667
Goodwill	38,822	24,557
Intangible assets	15,586	9,856
Other assets	3,054	2,591
Total assets	$65,024	$41,888

Accounts payable and other current liabilities	$2,513	$16,956
Long term debt and notes payable	31,914	2,382
Total liabilities	34,427	19,138
Total stockholders’ equity	30,597	22,550
Total liabilities and stockholders’ equity	$65,024	$41,888

December 31, 2006 Compared to December 31, 2005

Total assets increased $23.1 million or 55.2% to $65.0 million at December 31, 2006 from $41.9 million at December 31, 2005. The increase was primarily attributable to increases in goodwill and the merchant portfolio acquisitions of Paynet and Valadata. Additionally, receivables, deferred acquisition and financing costs, restricted cash, and property and equipment expanded commensurate with business growth. Cash and cash equivalents increased by $0.5 million or 22.8%, as the result of cash flow from operations and financing was greater than investing activities

Receivables, which primarily result from our practice of advancing interchange and processing fees to most of our merchants during the processing month and collecting those fees from our merchants at the beginning of the following month, as well as recognizing other revenue on an accrual basis and collecting the funds in the ensuing periods, increased $1.5 million, or 99.4%, to $3.0 million at December 31, 2006 from $1.5 million at December 31, 2005. The increase in receivables from merchants was primarily due to the impact of an increase in December 2006 monthly bank card processing volume and other customer revenue recognition accruals compared with December 2005 monthly bank card processing volume and other customer revenue recognition accruals. The increase is a function of processing and billing more merchants, as well as increasing our bankcard processing volume. We expect to collect a net amount of approximately $1.3 million of the $3.0 million receivables balance during January 2007.

Property and equipment increased $450,000, or 67.5%, due to the continued build-out of our technology infrastructure, primarily for the hardware and software required for the expansion of the company’s core operating platform and secure payment gateway. Additional expenditures in plant, property and equipment were made towards the build-out of our Quincy sales office and Georgia operations.

Goodwill and merchant portfolios increased $14.3 million and $5.7 million, respectively or 58.1% and 57.8%, which reflects the result of our acquisition of Paynet and Valadata, as well as other small merchant portfolios.

Total liabilities increased $15.3 million or 79.9% to $34.4 million at December 31, 2006 from $19.1 million at December 31, 2005. The rise was primarily due to increases in notes payable, as we adopted a $37.0 million convertible note to refinance a $15.6 million short- term note and provide the financing for the Valadata and Paynet acquisitions. Additionally, our company’s net deferred tax liability increased from a net asset position of $0.8 million to a net liability position of $3.6 million, an overall increase of $4.4 million. These tax liabilities reflect estimated tax payments that we expect to incur in the future resulting from the consequences of events that have been included in the financial statements or tax returns. These include a $3.7 million liability associated with the amortization of the warrants and beneficial conversion feature attached to the $37.0 million convertible note and another $2.2 million associated with the amount of depreciation and amortization that we deduct in our financial statements compared to the amount that we can deduct on tax returns.

Total stockholders’ equity increased $8.0 million from December 31, 2005, primarily due to the issuance of stock for mergers and acquisitions, and additional paid-in capital totaling $10.7 million, related to the issuance of warrants and the beneficial conversion feature associated with the $37.0 million note convertible, less an allowance of $4.2 million for a future tax liability.

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

Liquidity and Capital Resources

	Year ended
	December 31,
	2006	2005
Selected Statement of Cash Flows Data	(in thousands)
Cash flow from operations	$2,035	$817
Cash flow from investing activities	(18,833)	(11,055)
Cash flow financing activities	17,313	11,798
Total change in cash	516	1,561
Cash balance, year end	$2,771	$2,254

At December 31, 2006, we had a cash balance of $2.8 million compared to $2.3 million at December 31, 2005. We expect cash flow from operations over the next twelve months will be sufficient to fund operating and debt obligations.

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

Cash Flow Provided by (Used by) Operating Activities

Net cash provided by operating activities was $2.0 million for the year ended December 31, 2006, an increase of $1.2 million from $817,000 for the year ended December 31, 2005. Cash interest expense consumed $2.7 million for the year ended December 31, 2006, an increase of $1.9 million from $793,000 for the year ended December 31, 2005. Additionally, a use of cash of $631,000 resulted from changes in net operating assets and liabilities . The figure reflects the growth of the business and the working capital necessary to support the changes in receivables, inventory, advances and pre-paid expenses, accounts payable and accrued expenses.

Cash Flow Provided by (Used by) Investing Activities

Net cash used in investing activities was $18.8 million for the year ended December 31, 2006 as compared to $11.1 million for the year ended December 31, 2005. The majority of the funds used in investing activities, totaling $15.7 million, were used for the acquisition of Paynet Systems and Valadata, as well as an additional $2.0 million for selective portfolio purchases.

Total capital expenditures for 2006 were $592,000 compared to $390,000 invested in 2005. These expenditures were primarily related to the continued build-out of our technology infrastructure. We anticipate that these expenditures may increase as we further develop our technology.

Cash Flow Provided by (Used by) Financing Activities

Net cash provided by financing activities was $17.3 million for the year ended December 31, 2006 as compared to $11.8 million for the year ended December 31, 2005. The increase is largely attributable to the $37.0 million convertible financing we entered into on June 29, 2006. The financing was used to retire $17.0 million of short-term debt and fund the Paynet Systems and Valadata acquisitions. An additional $1.9 million was used to fund the early retirement of these short-term notes.

Off-Balance Sheet Arrangements

We have not entered into any transactions with third- parties or unconsolidated entities whereby we have financial guarantees, subordinated retained interest, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or other obligations.

 [remainder of page intentionally left blank]

New accounting pronouncements

In February 2006, the FASB issued SFAS No. 155. “Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140,” or SFAS No. 155. SFAS No. 155 permits fair value remeasurement for any hybrid financial  instrument that contains an embedded derivative that otherwise would require  bifurcation,  clarifies which  interest-only  strips and principal-only strips are not subject to the  requirements of Statement No. 133,  establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No.156 did not have a material impact on our financial position and results of operations.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and establishes guidelines for recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the impact of this standard on our consolidated financial statements , which will become effective on June 1, 2007.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. We are currently evaluating the impact on our consolidated financial statements of FAS 157, which will become effective for us on June 1, 2008.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R)”, which will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. Under past accounting standards, the funded status of an employer’s postretirement benefit plan (i.e., the difference between the plan assets and obligations) was not always completely reported in the balance sheet. Past standards only required an employer to disclose the complete funded status of its plans in the notes to the financial statements. SFAS No. 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We do not expect that the adoption of SFAS No. 158 will have a significant impact on our consolidated results of operations or financial position.

Item 7. Financial Statements. Following pages 43 - 69

PART I

ITEM 1. FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared By the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2006, and the results of its operations and changes in its financial position from January 1, 2006, through December 31, 2006 have been made.

INDEX TO FINANCIAL STATEMENTS

Part 1 - Financial Information
Page

Item 1 - Financial Statements

Balance Sheets as of December 31, 2006 and 2005	46

Statements of Operations for the years ended December 31, 2006 and 2005	47

Statements of Stockholders’ Equity for the years ended December 31, 2006 and 2005	48

Statements of Cash Flows for the years ended December 31, 2006 and 2005	49

Notes to Financial Statements	50 - 69

DRAKEFORD & DRAKEFORD, LLC

NEW YORK, NEW YORK

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Pipeline Data Inc.

We have audited the consolidated balance sheet of Pipeline Data Inc. as of December 31,2006 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Also, an audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pipeline Data Inc., as of December 31, 2006 and the consolidated results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/Drakeford & Drakeford, LLC

New York, New York

March 27, 2007

PIPELINE DATA INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2006	2005
CURRENT ASSETS
Cash and cash equivalents	$2,770,494	$2,254,664
Accounts receivable, net	3,028,719	1,518,830
Interest receivable	7,778	57,214
Inventory	95,184	71,689
Advances and prepaid expenses	243,125	139,322
Note receivable	300,000	175,000

Total current assets	6,445,300	4,216,719

PROPERTY AND EQUIPMENT, net	1,117,380	666,514

OTHER ASSETS
Restricted cash	564,575	75,489
Merchant portfolio, residual rights and other intangibles	15,585,602	9,855,679
Deferred acquisition and debt issuance costs	1,748,814	932,938
Notes receivable, net	693,792	750,000
Deposits	46,991	53,521
Deferred tax assets, net	0	780,138
Goodwill	38,821,893	24,556,638

Total other assets	57,461,667	37,004,403

TOTAL ASSETS	$65,024,347	$41,887,636

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,104,939	$1,320,334
Lease obligations-equipment	60,765	35,376
Notes payable	0	15,600,000
Merchant deposits and loss reserve	347,670	0

Total current liabilities	2,513,374	16,955,710

LONG-TERM LIABILITIES
Notes payable-senior secured convertible	27,695,571	1,400,000
Notes payable-World Products shareholders	525,000	525,000
Lease obligations-equipment	53,443	134,330
Notes payable – current 8%	0	322,734
Deferred tax liability, net	3,640,109	0

Total long-term liabilities	31,914,123	2,382,064

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 5,000,000 shares authorized, no shares issued or outstanding at December 31, 2006
Common stock, $.001 par value: 150,000,000 shares authorized,
47,986,137 and 38,594,070 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	48,016	38,594
Common stock subscribed	0	5,780,207
Additional paid-in capital	35,041,816	18,900,948
Retained earnings (deficit)	(4,455,722)	(2,169,887)
Less: 30,000 shares of treasury stock, at cost	(37,260)	0

Total stockholders’ equity	30,596,850	22,549,862

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$65,024,347	$41,887,636

The accompanying notes are an integral part of these statements.

PIPELINE DATA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005

Revenue	$41,813,817	$24,097,575

Interchange	18,542,700	12,049,353
Cost of services sold	7,971,977	5,377,176
Cost of goods sold	373,408	148,076

Total cost of goods and services sold	26,888,085	17,574,605

Gross profit	14,925,732	6,522,970

Operating expenses
Salaries and payroll cost	6,403,301	3,676,989
Selling, general and administrative	3,536,088	1,705,680
Depreciation and amortization	2,372,503	833,964

Total operating expenses	12,311,892	6,216,633

Income from operations	2,613,840	306,337

Other income and expenses
Interest and other income	121,540	75,375
Interest expense	(4,720,526)	(792,788)
Loss on early retirement of debt	(2,140,107)	0

Total other income (expenses)	(6,739,093)	(717,413)

(Loss) before income taxes	(4,125,253)	(411,076)

Provision for income taxes	(1,839,438)	(779,833)

Net income (loss)	$(2,285,815)	$368,757

Basic and diluted earnings (loss) per common share:
Earnings (loss) per share
Basic	$(0.05)	$0.01
Diluted	N/A	$0.01
Weighted average number of shares outstanding:
Basic	44,324,014	27,909,673

Diluted	N/A	29,312,083

The accompanying notes are an integral part of these statements.

PIPELINE DATA INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Additional			Stockholders’
	Common Stock		Paid–in	Accumulated	Treasury	Equity
	Shares	Amount	Capital	Deficit	Stock
Balance at December 31, 2004	26,102,022	26,101	8,033,837	(2,538,664)		5,521,274
Common stock subscribed	5,780,207
Issuance of common stock for interest and conversion of principal on Laurus debt	199,880	200	199,680			199,880
Conversion of 8% convertible notes and interest to common stock	828,571	828	289,171			289,999
Exercise of warrants	342,857	343	121,342			121,685
Issuance of common stock for services	297,332	297	78,420			78,717
Issuance of common stock for employment agreements/unvested stock bonus	153,340	153	186,600			186,753
Conversion of stock options	308,000	308	(308)			0
Acquisitions/Mergers	10,362,068	10,364	9,992,226			10,002,590
Net income for the year ended December 31, 2005				368,757		368,757

Balance at December 31, 2005	38,594,070	$38,594	$18,900,968	$(2,169,907)	$0	$22,549,862

Common stock previously subscribed	5,999,628	6,000	5,774,207
Common stock for services	128,574	129	374,497			374,626
Vesting of options granted to employees			282,979			282,979
Vesting of options granted to outside consultant			7,574			7,574
Exercise of stock options	356,098	356	37,541			37,897
Exercise of warrants	674,281	674	708,369			709,043
Conversion of 8% convertible notes	485,742	485	322,248			322,733
Interest on 8% convertible notes	111,077	111	84,860			84,971
Fair value of warrants issued with convertible debt			4,329,000			4,329,000
Fair value of warrants issued for advisory/underwriting fee			437,500			437,500
Beneficial conversion feature on convertible debt			5,803,863			5,803,863
Deferred tax liability on beneficial conversion feature and warrants			(4,260,123)			(4,260,123)
Acquisitions/Mergers	1,666,667	1,667	2,238,333			2,240,000
Purchase of treasury stock	(30,000)				(37,260)	(37,260)
Net loss for the year December 31, 2006				(2,285,815)		(2,285,815)

Balance at December 31, 2006	47,986,137	$48,016	$35,041,816	$(4,455,722)	$(37,260)	$30,596,850

The accompanying notes are an integral part of these statements.

PIPELINE DATA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005

OPERATING ACTIVITIES:
Net Income (loss)	$(2,285,815)	$368,757
Adjustments for noncash and nonoperating items:
Depreciation and amortization	2,372,504	833,964
Loss on early retirement of debt	2,140,107	0
Stock based compensation	423,250	728,967
Common stock for services and other	272,876	179,097
Amortization of debt issuance cost and discount on
long term debt	1,582,451	414,176
Deferred taxes, net	(1,839,438)	(780,138)
Changes in operating assets and liabilities:
Receivables	(1,436,105)	(508,718)
Note receivable	57,214	(35,630)
Inventory	(23,495)	(31,602)
Advances and prepaid expenses	(99,686)	13,775
Deposits and restricted cash	(127,799)	(97,141)
Accounts payable and accrued expenses	999,139	(253,129)
Income taxes payable	0	(15,547)

Cash provided by operating activities	2,035,203	816,831

INVESTING ACTIVITIES:
Capital expenditures	(592,055)	(389,952)
Merchant portfolio and residual rights purchase	(2,027,223)	(4,139,436)
Note receivable	(140,900)	(273,453)
Acquisitions of businesses	(15,717,318)	(8,262,900)
Change in restricted cash	(355,795)	2,011,022

Cash used by investing activities	(18,833,291)	(11,054,719)

FINANCING ACTIVITIES:
Proceeds from lease financing	0	129,059
Proceeds from notes payable	0	17,525,000
Proceeds from senior secured convertible notes, net	26,349,693	0
Warrants and beneficial conversion feature	10,650,307	0
Debt issuance cost	(1,477,060)	(231,692)
Debt service payments	(17,000,000)	(5,711,187)
Loss on early retirement of debt	(1,863,000)	0
Warrant and stock option exercise	746,735	124,356
Purchase of treasury stock	(37,260)	0
Lease obligation payments and loan payments	(55,497)	(36,836)

Cash provided by financing activities	17,313,918	11,798,700

NET INCREASE IN CASH	515,830	1,560,812
CASH BALANCE BEGINNING OF PERIOD	2,254,664	693,852
CASH BALANCE END OF PERIOD	$2,770,494	$2,254,664
Supplemental Disclosures:
Cash paid during the year for:
Interest	$2,678,740	$792,788
Income taxes	$0	$0

The accompanying notes are an integral part of these statements.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

NOTE A – ORGANIZATION AND OPERATIONS

Nature of Operations

Pipeline Data Inc. (the “Company”), was incorporated in June 1997 in the state of Delaware. We are an integrated provider of merchant payment processing services and related software products throughout the United States. We deliver credit and debit card-based payment processing solutions primarily to small to medium-sized merchants who operate either in a physical business environment, over the Internet, or in mobile or wireless settings via cellular-based wireless devices that the Company sells.

Basis of Financial Statement Presentation

The accompanying consolidated financial statements include those of Pipeline Data, Inc. (the “Company”) and its subsidiaries. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions with the Company’s subsidiaries have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates include, among other things, capitalized customer acquisition costs, loss reserves, certain accounts payable and accrued expenses, certain tax assets and liabilities, and convertible debt. On an ongoing basis, we evaluate our estimates. Actual results could differ from those estimates.

Concentrations

The majority of the Company’s merchant processing activity has been processed by two key vendors. The Company believes that these vendors maintain appropriate backup systems and alternative arrangements to avoid a significant disruption of processing in the event of an unforeseen event.

Substantially all of the Company’s revenue is derived from processing Visa and MasterCard bank card transactions. Because the Company is not a ‘‘member bank’’ as defined by Visa and MasterCard, in order to process these bank card transactions the Company has entered into sponsorship agreements with banks that are “member banks” and paid applicable fees.. The agreements with the bank sponsors require, among other things, that the Company abide by the by-laws and regulations of the Visa and MasterCard associations.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Restricted Cash

Cash held on deposit to cover potential merchant losses or cash set aside for contractual obligations is classified as Restricted Cash on the Consolidated Balance Sheets. Additional restricted cash is also set aside by the Company per the contractual obligation with the former owners of Valadata requiring the Company to escrow funds in the event the acquired entity meets earn-out thresholds through July 11, 2008.

Inventories

Inventories consist of point-of-sale terminal equipment held for sale to merchants, resellers and distributors. Inventories are valued at the lower of cost or market price. Cost is arrived at using the first-in, first-out method. Market price is estimated based on current sales of equipment.

Accounts Receivable, net

The Company uses the allowance method to account for uncollectible accounts receivable. We maintain allowances for the estimated losses from doubtful accounts which result when our customers are unable to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional general and administrative expense in the period such determination was made. Accounts receivable are presented net of an allowance for doubtful accounts of $65,791 as of December 31, 2006 and $123,251 as of December 31, 2005.

Notes Receivable

The Company has two demand notes aggregating $300,000 at the simple rate of 10-18% per annum and a long term secured promissory note, due February 1, 2008, with a balance, net of discount of $693,792. The face amount of the note is $739,900. Interest is imputed at the rate of 6%. The note is secured by 1,000,000 shares of the Company’s common stock

Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method for financial reporting purposes and primarily accelerated methods for tax purposes. For financial reporting purposes, equipment is depreciated over five to seven years. Leasehold improvements and property acquired under capital leases are amortized over the useful life of the asset or the lease term, whichever is shorter. Depreciation expenses for property and equipment for the years ended December 31, 2006 and 2005 was $ 141,189 and $ 88,266, respectively.

Repairs and maintenance are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue and Cost Recognition

We derive revenues primarily from the electronic processing of credit, charge and debit card transactions that are authorized and captured through third-party networks. Typically, merchants are charged for these processing services based on a percentage of the dollar amount of each transaction and in some instances, additional fees are charged for each transaction. Certain merchant customers are charged a flat fee transaction and may also be charged miscellaneous fees, including fees for handling chargebacks, monthly minimums, equipment rentals, sales or leasing and other miscellaneous services. Revenues are reported gross of amounts paid to sponsor banks as well as interchange and assessments paid to credit card associations (MasterCard and Visa) under revenue sharing agreements pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Included in cost of goods and services sold are the expenses covering interchange and bank processing directly attributable to the furnishing of transaction processing and other services to our merchant customers and are recognized simultaneously with the recognition of revenue.

We follow the requirements of EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining our revenue reporting. Generally, we report revenues at the time of sale on a gross basis where we are the primary obligor in the arrangement, have latitude in establishing the price of the services, change the product and perform part of the service, have discretion in supplier selection, have latitude in determining the product and service specifications to meet our clients needs and assume credit risk. Revenues generated from certain portfolios are reported net of interchange, as required by EITF 99-19, where we may not have credit risk, or the ultimate responsibility for the merchant accounts.

This amount includes interchange paid to card issuing banks and assessments paid to credit card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants.

Merchant Deposits and Loss Reserves

The Company follows the Financial Accounting Standards Board Interpretation No. 45: Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”) requires all guarantees be recorded at their fair value at inception. We believe our potential liability for the full amount of the operating losses discussed above is a guarantee under FIN 45. We estimate the fair value of these guarantees by adding a fair value margin to our estimate of losses. This estimate of losses is comprised of known losses and a projection of future losses based on a percentage of direct merchant credit card and debit card sales volumes processed. Disputes between a cardholder and a merchant periodically arise due to the cardholder’s dissatisfaction with merchandise quality or the merchant’s service, and the disputes may not always be resolved in the merchant’s favor. In some of these cases, the transaction is ‘‘charged back’’ to the merchant and the purchase price is refunded to the cardholder by the credit card-issuing institution. If the merchant is unable to fund the refund, the Company is liable for the full amount of the transaction. The Company maintains deposits from certain merchants as an offset to potential contingent liabilities that are the responsibility of such merchants. Additionally, the Company has a recovery team that is responsible for collecting “charge backs”. The Company evaluates its ultimate risk and records an estimate of potential loss for chargebacks related to merchant fraud based upon an assessment of actual historical fraud loss rates compared to recent processing volume levels. The Company believes that the liability recorded as loss reserves approximates fair value.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Customer Acquisition Costs

Deferred customer acquisition costs consist of up-front signing bonus payments made to sales personnel (the Company’s sales force), and cash payments made to external vendors resulting in the establishment of new merchant relationships. Deferred acquisition costs represent incremental, direct customer acquisition costs that are recoverable through future operations, contractual minimums, and/or penalties in the case of early termination. The deferred customer acquisition costs are amortized over the three-year term of the contract the merchant enters into with the Company. In the event the customer cancels the contract or ceases operations, the Company expenses the un-amortized balance of deferred acquisition costs. Generally, the acceleration or expensing of any unamortized deferred acquisition cost is off-set by a termination fee the company charges the customer for opting out of their contractual obligation.

Management evaluates the deferred customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage quarter of origination the active accounts against the original boarded accounts in relationship to the carrying amount of the deferred customer acquisition costs.

Accounting for Goodwill and Intangible Assets

In July 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their useful lives. Goodwill and intangible assets acquired after June 30, 2001 were subject immediately to the non-amortization and amortization provisions of this Statement.

For the years 2005 and 2006, we applied Statement No. 142 to our merchant portfolios and residual rights purchases and revised our estimated life of our merchant portfolios. We estimate for accounting purposes the useful life to be seven years. The amortization expense represents a recognition and estimated allocation of the initial cost of the acquired merchant portfolios and residual rights as a non-cash expense against the income generated by these assets.

The Company has intangible assets which consist primarily of customer relationships and are recorded in connection with acquisitions at their fair value based the net present value of the customer relationship. Customer relationships are amortized over their estimated useful lives using a straight line basis which takes into consideration expected customer attrition rates over a seven -year period. Intangible assets with estimated useful lives are reviewed for impairment in accordance with SFAS No. 144 while intangible assets that are determined to have indefinite lives are reviewed for impairment at least annually in accordance with SFAS No. 142.

Reclassifications

The prior period presentation of certain accounts has been changed to conform to the current year presentation.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

As permitted by SFAS No. 123, prior to January 1, 2006, we followed APB Opinion No. 25, which accounts for share-based payments to employees using the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R fair value method will have a significant impact on our consolidated results of operations, although it will have no impact on our cash flows. The impact of the adoption of SFAS No. 123R for the twelve months ended December 31, 2006 was to increase compensation expense of $282,979 with corresponding tax benefit of $85,870, resulting in a net reduction of earnings of $166,689. We made the decision to accelerate the vesting of outstanding stock options during the quarter ended, March 31, 2006 and in doing so recognize the remaining cost of stock options outstanding from prior years.

Computer Software

Computer software includes the fair value of software acquired in business combinations, purchased software and capitalized software development costs. Purchased software is recorded at cost and amortized using the straight-line method over a 3-5 year period and software acquired in business combinations is recorded at its fair value and amortized using straight-line method over their estimated useful lives, ranging from three to five years.

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

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings per share

Basic earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period. Earnings available to common shareholders are the same as reported net income for all periods presented.

Diluted earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period and the impact of securities that, if exercised, would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period generally are assumed to have a dilutive effect on earnings per share. The dilutive effect of stock options and restricted share grants was 0 and 3,638,592 for the twelve months ended December 31, 2006 and 2005 respectively.

	Year ended December 31,
	2006	2005
Basic and diluted net earnings	$(2,285,815)	$368,757
Weighted average shares outstanding – basic	44,324,014	27,909,673
Plus: Common stock equivalent shares assumed from conversion of options	N/A	1,402,410
Weighted average shares outstanding – diluted	N/A	29,312,083
Basic net earnings(loss) per share	$(0.05)	$0.01
Diluted net earnings per share	N/A	$0.01

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

The Company reviews the terms of convertible debt, equity instruments and other financing arrangements to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. Also, in connection with the issuance of financing instruments, the Company may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. The Company may also issue options or warrants to non-employees in connection with consulting or other services they provide.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, the Company uses the Black-Scholes option pricing model to value the derivative instruments. To the extent that the initial fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is recognized, in order to initially record the derivative instrument liabilities at their fair value.

The discount from the face value of the convertible debt or equity instruments resulting from allocating some or all of the proceeds to the derivative instruments, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, usually using the effective interest method.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Financial Instruments (continued)

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. If reclassification is required, the fair value of the derivative instrument, as of the determination date, is reclassified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

New accounting pronouncements

In February 2006, the FASB issued SFAS No. 155. “Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140,” or SFAS No. 155. SFAS No. 155 permits fair value  remeasurement  for any hybrid financial  instrument that contains an embedded  derivative that otherwise would require  bifurcation,  clarifies which  interest-only  strips and principal-only strips are not subject to the  requirements of Statement No. 133,  establishes a requirement to evaluate  interests in securitized  financial  assets to identify interests  that  are  freestanding  derivatives  or that  are  hybrid  financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives,  and  amends  SFAS  No. 140  to  eliminate  the  prohibition  on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial  interest other than another derivative  financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2006,  the FASB  issued FASB  Statement  No. 156,  Accounting  for Servicing  of  Financial  Assets  - an  amendment  to FASB  Statement  No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No.156 did not have a material impact on the Company’s financial position and results of operations.

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

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. We are currently evaluating the impact on our consolidated financial statements of FAS 157, which will become effective for us on June 1, 2008.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New accounting pronouncements(continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R)”, which will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. Under past accounting standards, the funded status of an employer’s postretirement benefit plan (i.e., the difference between the plan assets and obligations) was not always completely reported in the balance sheet. Past standards only required an employer to disclose the complete funded status of its plans in the notes to the financial statements. SFAS No. 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect that the adoption of SFAS No. 158 will have a significant impact on the consolidated results of operations or financial position of the Company.

NOTE C – ACQUISITIONS

The results of operations and financial position of the entities acquired during the twelve month period ended December 31, 2006 are included in the Consolidated and Combined Financial Statements from and after the date of acquisition. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed based on independent and third party assisted valuations with any excess cost over fair value being allocated to goodwill.

The Paynet Systems Acquisition:

On July 3, 2006, we acquired Paynet Systems, Inc. by acquiring all of the outstanding capital stock of Paynet Systems, Inc, an e-commerce and retail merchant credit card processing provider. The total cost of Paynet Systems was $10,890,996. In the event certain milestones are reached, we may pay the former Paynet Systems shareholders up to an additional $3 million in cash and 1.61 million shares of restricted common stock. The assets acquired and liabilities assumed in the Paynet Systems acquisition were as follows:

Cash	$0
Trade receivables	0
Plant, property and equipment	0
Computer software	0
Intangible assets	3,304,249
Goodwill	7,586,747
Liabilities assumed	0
Total Purchase Price	$10,890,996

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

NOTE C – ACQUISITIONS (continued)

The Valadata Acquisition:

On July 11, 2006, we acquired Valadata, Inc., by acquiring all of the outstanding capital stock of Valadata, Inc, a retail merchant credit card processing provider catering primarily to the restaurant industry. The total cost of the Valadata acquisition was $5,766,456. In the event certain milestones are reached, we may pay the former Valadata shareholders up to an additional $1.5 million over the next two years. Our wholly owned subsidiary, Valadata Acquisition, Inc. was formed to merge into Valadata, Inc. The assets acquired and liabilities assumed in the Valadata acquisition were as follows:

Cash	$134
Trade receivables	0
Plant, property and equipment	0
Computer software	0
Intangible assets	2,609,901
Goodwill	3,156,421
Liabilities assumed	0
Total Purchase Price	$5,766,456

World Products, Inc. D/B/A Aircharge

On October 7, 2005, the Company completed the purchase of World Products, Inc. d.b.a. AIRCHARGE, by acquiring all of the outstanding capital stock of World Products, Inc, for a total cost of $1,655,125.

The assets acquired and liabilities assumed in the Aircharge acquisition were as follows:

Cash	$1,941
Trade receivables	15,047
Plant, property and equipment	3,487
Computer software	0
Intangible assets	0
Goodwill	1,793,245
Liabilities assumed	(158,595)
Total Purchase Price	$1,655,125

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

NOTE C – ACQUISITIONS (continued)

Charge.com, Inc.

On December 19, 2005, the Company completed the purchase of Charge.com, Inc., by acquiring all of the outstanding capital stock of Charge.com, Inc. for a total purchase price of $25,288,839.

Cash	$878,627
Trade receivables	476,132
Inventory	1,250
Plant, property and equipment	1,000
Computer Software	12,000
Intangible assets	5,115,840
Goodwill	21,654,828
Liabilities assumed	(799,702)
Deferred tax liability	(2,051,136)
Total Purchase Price	$25,288,839

Subsequent to our initial purchase price, allocation we adjusted the price allocation to recognize the related deferred tax liability and corresponding adjustment to goodwill by 2,051,136.

Northern Merchant Services, Inc.

As a part of our agreement to acquire Northern Merchant Services, Inc in 2002, we agreed to issue additional shares of our common stock to the sellers upon the achievement of certain milestones. The final one million shares earn-in was earned when Kevin and Nancy Weller successfully (i) oversaw and opened a new facility in Brasher Falls and (ii) developed and launched a government payment processing solution. The shares related to this milestone have been issued. This issuance of stock increased the amount of goodwill related to the acquisition by, $1,300,000.

NOTE D – GOODWILL

The changes to the goodwill balance during the twelve months ended December 31, 2005 and December 31, 2006 are as follows:

Goodwill balance as of December 31, 2004	$2,324,762
Goodwill acquired	22,231,876
Goodwill amortized or impaired	0
Goodwill balance as of December 31, 2005	$24,556,638
Goodwill acquired	14,265,255
Goodwill amortized or impaired	0
Goodwill balance as of December 31, 2006	$38,821,893

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

NOTE E- INTANGIBLE ASSETS

The changes to the intangible assets, which include merchant portfolios and customer relationships during the twelve months ended December 31, 2005 and December 31, 2006 are as follows:

Intangible assets balance as of December 31, 2004	$5,222,654
Intangible assets acquired	5,036,123
Intangible assets amortized	(403,098)
Intangible assets impaired	0
Intangible assets balance as of December 31, 2005	$9,855,679
Intangible assets acquired	7,897,192
Intangible assets amortized	(2,167,269)
Intangible assets impaired	0
Intangible assets balance as of December 31, 2006	$15,585,602

NOTE F- INCOME TAXES

The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 2006, the Company had deferred tax assets of $2,284,498, deferred tax liabilities of $5,924,607, and no material current tax liability.

At December 31, 2006, the Company has net operating loss carry forwards for income tax purposes of approximately $5,100,000. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2026.

 The components of income tax expense for the years ended December 31, were as follows:

	2006	2005
Current:
Federal	$0	$0
State	0	0
Deferred:
Federal	(1,438,613)	(779,833)
State	(400,825)	0
Total provision for income taxes	$(1,839,438)	$(779,833)

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

NOTE F- INCOME TAXES (continued)

The components of the net deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carry forward	$846,078	$706,312
Current period (income) loss	1,075,368	139,766
Prior period change in NOL carry forward	121,465	0
Difference between book and tax depreciation and amortization	104,539	0
Deferred revenue	0	306
Stock-based compensation	137,048	10,131
Total deferred tax assets before valuation allowance	2,284,498	856,515
Valuation allowance	0	0
Total deferred tax assets	2,284,498	856,515

Deferred tax liabilities
Difference between book and tax depreciation and amortization	$2,202,885	$76,377
Discount on debt	3,721,722	0
Total deferred tax liabilities	5,924,607	76,377

Net deferred tax asset (liability )	($3,640,109)	$780,138

SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Based on the Company’s forecast of future taxable income, management determined that a valuation allowance related to deferred tax assets was not required as of December 31, 2006.

The differences in Federal taxes provided and the amounts determined by applying the federal statutory tax rate to income (loss) from continuing operations for the years ended December 31, 2006 and 2005 are as follows:

	Year ended December 31,
	2006		2005
	$ Amount	Percentage	$ Amount	Percentage
U.S Federal income tax at the statutory rate	$(1,402,587)	(34%)	$(139,766)	(34%)
U.S State taxes	(247,515)	(6%)	0	(0%)
Changes in valuation allowance	(0)	(0%)	(619,907)	(151%)
Non-deductible expenses and other	(189,337)	(5%)	(20,160)	(5%)
Provision for (benefit from) income taxes	$(1,839,438)	(45%)	$(779,833)	(n/a

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

NOTE G- COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease various office spaces and certain equipment under operating leases with remaining terms ranging up to seven years. Our facilities are located in Quincy, Massachusetts, Brasher Falls, New York, Gurnee, Illinois, and Alpharetta, Georgia. The majority of the office space lease agreements contain renewal options.

Our future minimum lease commitments under noncancelable leases are as follows at December 31, 2006.

Twelve Months Ending December 31	Amount
2007	$356,560
2008	372,856
2009	377,242
2010	321,968
2011	270,691
Later years	334,052
Total minimum payments required	$2,033,369

Total rent expense for the twelve months ended December 31, 2006 and 2005 was $ 275,954 and $ 193,248, respectively.

Lease-Related Party

The office of Northern Merchant Services, Inc. is located in Brasher Falls, New York, and has an annual lease with Kevin and Nancy Weller, officers of the Company. A five year lease commenced on January 1, 2006 with monthly rental of $3,000.

Capital Leases

The following is a schedule by year of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2006.

Twelve Months Ending December 31	Amount
2007	$75,010
2008	42,987
2009	13,981
2010	4,746
2011	0
Later years	0
Total minimum payments required	$136,724
Less: amount representing interest	22,516
Present value of net minimum lease payments	$114,208

.PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

NOTE G- COMMITMENTS AND CONTINGENCIES (continued)

Charge.com, Inc acquisition agreement amendment

The company amended its agreement with the selling shareholders of Charge.com, Inc giving the selling shareholders of Charge.com, Inc a put right whereby they have the right, between June 15, 2007 and June 29, 2007, to require the company to repurchase the shares of stock issued to them at a price per share of $1.33825 per share. We have reviewed this arrangement under the terms of SFAS-150 - Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity and consider this to be a conditional obligation. The provisions of this agreement will be assessed at each balance sheet date to determine if the agreement is no longer conditional.

Paynet Systems, Inc contingent payment

On July 3, 2006 when we acquired Paynet Systems, Inc., we agreed to pay up to an additional $3 million in cash and up to an additional 1.61 million shares of restricted stock upon reaching certain milestones on the later of reaching the milestone or July 1, 2007.

Valadata, Inc contingent payment

On July 11, 2006, when we acquainted Valadata, Inc, we agreed to pay approximately an additional $1.5 million over the next two years to subject to performance milestones. These payments are secured by a security agreement granting a continuing security interest in the assets of Valadata, Inc.

NOTE H- STOCK OPTIONS AND WARRANTS

Stock-Based Compensation

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

Prior to the adoption of FAS 123 R, the Company had followed the provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), which allowed the Company to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and disclose the pro forma effects on net income (loss) had the fair value of the equity awards been expensed. In connection with adopting FAS 123R, the Company elected to adopt the modified prospective application method provided by FAS 123R. The following table illustrates the effect on net earnings for the year ended December 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all awards held by Pipeline Data employees, including those that were issued prior to the adoption of SFAS 123.

.PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

NOTE H - STOCK OPTIONS AND WARRANTS (continued)

 Stock-Based Compensation (continued)

Impact of Change for adoption of FAS 123R

	Year ended December 31,
	2006	2005
Net loss, as reported	$(2,285,815)	$368,757
Add: Stock-based compensation expense included in reported net earnings, net of related income tax effects	n/a	0
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related income tax effects	n/a	(144,787)
Net earnings – Pro Forma	$(2,285,815)	$223,990
Earnings per share—basic, as reported	$(0.05)	$0.01
Earnings per share—basic, pro forma	n/a	$0.01
Earnings per share—fully diluted, as reported	n/a	$0.01
Earnings per share—fully diluted, as reported	n/a	$0.01

In September 2005, the Company’s Board of Directors approved the adoption of the 2005 Pipeline Data Inc Stock Incentive Plan in order to award restricted stock, nonqualified stock options and incentive stock options. This plan was approved by the Company’s stockholders in January 2006.

Options

As of December 31, 2006, the Company has reserved an aggregate of 9,517,200 shares of common stock pending the exercise of the options.

Stock option activity is summarized as follows:	Options
Options outstanding, December 31, 2004	2,968,115
Forfeited	(130,250)
Exercised	(430,000)
Issued	6,979,964
Options outstanding, December 31, 2005	9,387,829
Forfeited	(544,837)
Exercised	(450,792)
Issued	1,125,000

Options outstanding, December 31, 2006	9,517,200

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

NOTE H - STOCK OPTIONS AND WARRANTS (continued)

Options (continued)

 The following table summarizes information related to stock options outstanding and exercisable as of December 31, 2006:

		Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
0.00 - 0.99	2,180,086	2.02	$0.58	2,180,086	2.02	$0.58
1.00-1.24	2,232,114	3.29	$1.09	2,232,114	3.29	$1.09
1.25-1.39	800,000	4.04	$1.25	800,000	4.04	$1.25
1.40-1.74	1,265,000	4.36	$1.50	1,040,000	3.89	$1.50
1.75+	3,040,000	4.29	$2.19	2,590,000	3.90	$2.24
	9,517,200	3.52	$1.39	8,842,200	3.29	$1.36

Warrants

As of December 31, 2006, the Company has reserved an aggregate of 16,389,923 shares of common stock pending the exercise of the warrants.

Warrant activity is summarized as follows:
Warrants
Warrants outstanding, December 31, 2005	4,655,450

Exercised	(700,127)
Expired	(415,400)
Issued	12,850,000

Warrants outstanding, December 31, 2006	16,389,923

The following table summarizes information related to warrants outstanding and exercisable as of December 31, 2006:

Strike Price	Number of Warrants	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
0.00 - 0.99	418,690	1.13	$0.35
1.00-1.24	700,000	3.75	$1.10
1.25-1.39	266,667	4.55	$1.25
1.40-1.74	11,950,001	4.50	$1.40
1.75+	3,054,565	3.36	$2.00
	16,389,923	4.17	$1.35

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

NOTE H - STOCK OPTIONS AND WARRANTS (continued)

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

A summary of the non-vested deferred share activity for the year ended December 31, 2006 is presented below.

Year ended December 31, 2006
Awards/Units

Non-vested at December 31. 2005	146,667
Granted	60,000
Vested	(109,999)
Forfeited	(3,334)
Non-vested at December 31, 2006	93,334

NOTE I – RELATED PARTY TRANSACTIONS

The Company’s subsidiary, Northern Merchant Services, Inc., leases office space from Kevin and Nancy Weller.

When Northern Merchant Services, Inc. was purchased, certain earn-in capabilities based upon milestones achieved were recorded as a contingency based on SFAS No.141-Business Combinations. To date, an additional 2,000,000 shares of our common stock have been issued pursuant to these milestones. The board of directors determined that it was in the best interest of the company to change the nature of the earn-in requirement for the final one million shares and requested that a new milestone be created. Thus, the final one million shares earn-in was earned when Kevin and Nancy Weller successfully (i) oversaw and opened a new facility in Brasher Falls and (ii) developed and launched a government payment processing solution. The shares related to this milestone have been issued.

The Company entered into a consulting services agreement with Capital Advisory Services. Our Chairman, Jack Rubinstein, is a partner of Capital Advisory Services. The total charged to operating expenses for the year ending December 31, 2006 was $20,000. The amount payable to Capital Advisory Services was $20,000 as of December 31, 2006.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

NOTE J – SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS

Debt/Financing:

(a) Senior Secured Convertible Notes

The Company, on June 29, 2006 entered into a series of Senior Secured Convertible Notes having an aggregate principal amount of $37,000,000 due on June 29, 2010 and warrants to purchase 11,100,000 shares of the Company’s common stock at $1.40.

Interest will accrue at 8% per annum on the outstanding principal amount and is payable on the first day of each calendar quarter, starting October 1, 2006. The notes are convertible into common stock of the Company at a fixed conversion rate of $1.30 per share up to a maximum of 4.9% of the number of shares outstanding immediately after giving effect to the conversion and contains standard anti-dilution provisions.

The Company has the option, at any time, to redeem up to 25% of the original Debenture principal amount, in cash, in an amount equal to the sum of (i) 115% of the principal amount of the Debenture outstanding, plus accrued and unpaid interest through June 29 2008 and the sum of (ii) 110% of the principal amount of the Debenture outstanding, plus accrued and unpaid interest through maturity. The note is convertible at the sole discretion of the Holders unless value of the common stock exceeds 250% of the conversion price for 20 consecutive days. Then the Company may cause the holder to convert all or part of the then outstanding principal, up to 25% of the average trading volume. Any converted shares are not puttable back to the Company by the Holder.

In connection with the convertible note, the Company issued to the holder of the note a five-year warrant to purchase up to 11,100,000 shares of the Company’s common stock at an exercise price of $1.40 per share. The warrants are exercisable at the sole discretion of the Holders. Any warrants converted to shares are not puttable back to the Company, nor can Holder’s demand a cash settlement of warrants. Cashless exercises are permissible.

The Company has entered into a Registration Rights Agreement with each of the Holders of our convertible notes and warrants issued in connection with Centrecourt Financing to register the underlying common stock thereunder. The Registration Rights Agreement provides that we will file a registration statement with the SEC within 45 days of June 29, 2006. The Registration Rights Agreement requires us to register an amount of Common Stock equal to 125% of the Registrable Securities which as defined under the Registration Rights Agreement includes the shares of our common stock issuable upon the conversion of the convertible note and the exercise of the warrants to purchase 11,100,000 shares of common stock at $1.40 per share. The Company is required to keep the Registration Statement continuously effective until all Registrable Securities have been sold.

If the Company does not comply with certain requirements relating to filing the registration statement or maintaining its effectiveness, we are required to pay each holder monthly in cash as partial liquidated damages 1.25% of the aggregate purchase price paid by such holder for the convertible notes and warrants. A Registration Statement for 11,100,000 common stock underlying warrants at $1.40 and 10,000,000 Common Stock underlying convertible promissory note at $1.30 per share was deemed effective December 6, 2006. We are required to register the remaining 18,461,538 shares of our common stock underlying the convertible note as well as an additional 25% of the aggregate shares registered pursuant to our registration rights agreement. Effectiveness of these additional registrations is subject to the review by the Securities and Exchange Commission. The Company is in negotiations with the Holder’s pertaining to the registration payment arrangement and filing a new Registration Statement. We have accrued an additional and probable settlement to interest expense, estimated at $116,000 related to the registration payment arrangement. This most likely will be settled in additional warrants issued to the holders of the notes.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

NOTE J – SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS (continued)

Debt/Financing (continued):

In accordance with APB No. 14, EITF 00-19-2 and related amendments, the warrants issued represents a premium paid by the Company at the date of issuance of the Convertible Note in the form of additional interest, which should be bifurcated from the Convertible Note and recognized as interest expense over the initial term of the notes. The fair value for these warrants was estimated at the grant date using the Black-Scholes option pricing model based upon the closing price per share of the Company’s common stock on the date of issuance, the Company estimated the fair value of the warrant and allocated $4,329,000 of the proceeds from the note to the warrant, which is presented as a discount on the convertible note, net of amortization to be taken over the four -year term of the note using the effective interest method. Due to the convertible nature of the Senior Secured Convertible Notes, the Company recorded a charge due to the beneficial conversion feature of $7,003,807 in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments. The value of the beneficial conversion feature was measured using the intrinsic value and was being amortized over the four -year term of the note using the effective interest method.

Proceeds from the Senior Secured Convertible Notes replaced the $15,000,000 Sheridan Asset Management LLC note, dated December 20, 2005. On June 29, 2006 the company repaid the full outstanding amount and incurred remaining amounts of unamortized debt issuance costs and prepayment fees totaling approximately $1,535,607 were charged as a loss on early extinguishment of debt.

Proceeds from the Senior Secured Convertible Notes were used to retire the remaining portion of the $2,000,000 Centrecourt Asset Management note, dated September 30, 2005. The holders of the Convertible Note had the option to convert all or part of their notes into shares of the Company’s Common Stock on June 29, 2006, the Company prepaid the Convertible Note plus accrued interest in full using the proceeds from the issuance of Senior Secured Convertible Notes on that date. Consequently, on that date, the remaining amounts of unamortized original issue discount, unamortized debt issuance costs and prepayment fees totaling approximately $604,500 were charged as a loss on early extinguishment of debt. The warrants issued in connection with the Subordinated Note remain outstanding.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

NOTE J – SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS (continued)

Long-term debt as of December 31, 2006 and December 31, 2005 consists of the following:

	December 31,

	2006	2005
World Products interest payable at LIBOR, convertible at $1.50 per share, due March 2013	$525,000	$525,000
Sheridan Asset Management LLC, secured, interest payable at 17% due December 20, 2005	0	15,000,000
Centrecourt Asset Management, interest payable at prime rate plus 2.5%	0	2,000,000
8 % convertible note	0	322,734
Other promissory notes and capital leases	114,208	169,706
Senior secured, interest payable at 8.00% due June 29, 2010, convertible at $1.30 per share	37,000,000	0
	37,639,208	18,017,440
Less current portion	(60,765)	(15,635,376)
Unamortized discount on long term debt of beneficial conversion feature and warrants	(9,304,429)	0
Long-term debt, excluding current portion	$28,274,014	$2,382,064

Capital Lease Obligations

See Note G-Lease Agreements for lease obligations with American Express Business Finance, Highline Funding, LLC, Ikon Financial Services and US Express Leasing. As of December 31, 2006, the current portion amounted to $60,765, and the long-term portion amounted to $53,443.

NOTE K– PENSION PLAN-DEFINED CONTRIBUTION

During the third quarter of 2006, the Company adopted a Simple IRA Plan. Under this plan the Company will match employee contribution up to one percent of eligible compensation. The amount recognized as an expense during the year ended December 31, 2006 was $18,378 and for the year ended December 31, 2005 was $0.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in, and no disagreements with, our company’s public accountants.

Item 8A. Controls and Procedures.

As of December 31, 2006, an evaluation was performed under the supervision and with the participation of our management, including our corporate executive committee (“CEC”) and our chief financial officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEC and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2006. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2006.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate to allow timely decisions regarding required disclosure

Item 8B. Other Information.

N/A

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons. Directors, Executive Officers, Promoters and Control Persons

The information required by this Item 10 is incorporated herein by reference from the section captioned “Corporate Governance”, “Our Management Team,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive proxy statement for the 2007 annual meeting of stockholders to be filed not later than April 30, 2007 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “2007 Proxy Statement”).

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference from the section captioned “Executive Compensation” of the 2007 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item 12 is incorporated by reference from the section captioned “Stock Ownership Information” of the 2007 Proxy Statement

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference from the section captioned “Certain Relationships and Related Party Transactions” of the 2007 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed to Pipeline Data Inc for the years ended December 31, 2006 and 2005, by Drakeford & Drakeford, LLC .

	2006		2005
Audit Fees	$134,440	(a)	$ 66,200	(b)
Audit Related Fees	0		0
Tax Fees	5,800		5,800
All Other Fees	62,000	(c)	49,500	(d)
	$202,240		$121,800

(a)

Comprised of fees for financial statement audit and review of financial statements included in our Form 10-QSB quarterly reports, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(b)

Comprised of fees for financial statement audit and review of financial statements included in our Form 10-QSB quarterly reports, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(c)	For the year ended December 31, 2006, fees in the amount of $62,000 were billed for audits and due diligence work related to the acquisitions of Paynet Systems, Inc and Valadata, Inc

(d)	For the year ended December 31, 2005, fees in the amount of $49,500 were billed for audits and due diligence work related to the acquisitions of World Products, Inc and Charge.com, Inc

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIPELINE DATA INC.

(Registrant)

By:	/s/ MacAllister Smith	By:	/s/ Curt James
Name:	MacAllister Smith	Name:	Curt James
Title:	Chief Executive Officer and President	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 28, 2007

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in their capacities as directors and on the dates indicated.

/s/ JACK RUBINSTEIN		Director
JACK RUBINSTEIN	March 28, 2007

/s/ KEVIN WELLER		Director
KEVIN WELLER	March 28, 2007

/s/ MACALLISTER SMITH		Director
MACALLISTER SMITH	March 28, 2007

/s/ JOHN M REEDER		Director
JOHN M REEDER	March 28, 2007

/s/ HAROLD DENTON		Director
HAROLD DENTON	March 28, 2007

/s/ MICHAEL GREENBURG		Director
MICHAEL GREENBURG	March 28, 2007