Form 10QSB
period 2007-03-31
PIPELINE DATA INC
filed 2007-05-15
CIK 1086533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

PIPELINE DATA INC.

Form 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarter ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at May 12, 2007
Common Stock, $0.001 par value	48,149,034

PIPELINE DATA INC.

MARCH 31, 2007 QUARTERLY REPORT ON FORM 10-QSB

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

ITEM 4	CONTROLS AND PROCEDURES

PART II	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

ITEM 2	CHANGES IN SECURITIES

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

ITEM 4	SUMBISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5	OTHER INFORMATION

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

ITEM 1. FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2007, and the results of its operations and changes in its financial position from January 1, 2007, through March 31, 2007 have been made. Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles in the United States have been condensed or omitted.

INDEX TO FINANCIAL STATEMENTS

Part 1 - Financial Information
Page

Item 1 - Financial Statements

Balance Sheets as of March 31, 2007 (unaudited) and December 31, 2006	F-1

Statements of Operations for the three months ended March 31, 2007 and 2006 (unaudited)	F-4

Statements of Cash Flows for the three months ended March 31, 2007 and 2006 (unaudited)	F-5

Notes to Financial Statements	F-6 - F-17

PIPELINE DATA INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 3,635,193	$ 2,770,494
Accounts receivable, net	2,208,992	3,028,719
Interest receivable	0	7,778
Inventory	87,636	95,184
Advances and prepaid expenses	213,630	243,125
Note receivable	0	300,000

Total current assets	6,145,451	6,445,300

PROPERTY AND EQUIPMENT, net	1,324,246	1,117,380

OTHER ASSETS
Restricted cash	766,940	564,575
Merchant portfolio, residual rights and other intangibles	15,056,384	15,585,602
Deferred acquisition and debt issuance costs	1,751,965	1,748,814
Notes receivable, net	721,050	693,792
Deposits	45,885	46,991
Deferred tax assets, net	93,205	0
Goodwill	41,208,990	38,821,893

Total other assets	59,644,419	57,461,667

TOTAL ASSETS	$ 67,114,116	$ 65,024,347

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 2,135,618	$ 2,104,939
Lease obligations-equipment	92,265	60,765
Commitments and contingencies	1,500,000	0
Merchant deposits and loss reserve	359,451	347,670

Total current liabilities	4,087,334	2,513,374

LONG-TERM LIABILITIES
Notes payable-senior secured convertible	28,361,215	27,695,571
Notes payable-World Products shareholders	525,000	525,000
Lease obligations-long term	140,611	53,443
Deferred tax liability, net	3,486,375	3,640,109

Total long-term liabilities	32,513,201	31,914,123

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value: 5,000,000 shares authorized, no shares issued or outstanding at March 31, 2007 and December 31, 2006
Common stock, $.001 par value: 150,000,000 shares authorized,
48,088,995 and 47,986,137 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	48,147	48,016
Additional paid-in capital	36,056,825	35,041,816
Retained earnings (deficit)	(5,554,131)	(4,455,722)
Less: 30,000 shares of treasury stock, at cost	(37,260)	(37,260)

Total stockholders' equity	30,513,581	30,596,850

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 67,114,116	$ 65,024,347

The accompanying notes are an integral part of these statements.

PIPELINE DATA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

Three months ended March 31, 2007	Three months ended March 31, 2006

Revenue	$ 11,855,891	$ 7,449,339

Interchange	5,510,835	3,129,738
Cost of services sold	2,352,909	1,362,983
Cost of goods sold	83,123	83,967

Total cost of goods and services sold	7,946,867	4,576,688

Gross profit	3,909,024	2,872,651

Operating expenses
Salaries and payroll cost	1,627,614	1,597,791
Selling, general and administrative	1,290,903	849,025
Depreciation and amortization	754,849	452,739

Total operating expenses	3,673,366	2,899,555

Income (loss) from operations	235,658	(26,904)

Other income and expenses
Interest and other income	56,763	18,867
Interest expense	(1,637,769)	(751,684)

Total other income (expenses)	(1,581,006)	(732,817)

(Loss) before income taxes	(1,345,348)	(759,721)

Provision for (benefit from) income taxes	(246,939)	(406,144)

Net income (loss)	$ (1,098,409)	$ (353,577)

Basic and diluted earnings (loss) per common share:
Earnings (loss) per share
Basic	$ (0.02)	$ (0.01)
Diluted	N/A	N/A
Weighted average number of shares outstanding:
Basic	48,083,757	39,051,648
Diluted	N/A	N/A

The accompanying notes are an integral part of these statements.

PIPELINE DATA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)
For the three months ended March 31, 2007	For the three months ended March 31, 2006

OPERATING ACTIVITIES:
Net Income (loss)	$ (1,098,409)	$ (353,577)
Adjustments for noncash and nonoperating items:
Depreciation and amortization	754,849	452,739
Stock based compensation	57,206	258,773
Common stock for services and other	51,286	27,728
Amortization of debt issuance cost and discount on
long term debt	758,084	26,833
Non-cash interest income	(10,640)	0
Deferred expenses	(46,404)	(6,955)
Deferred taxes, net	(246,939)	(406,144)
Changes in operating assets and liabilities:
Receivables	705,057	207,030
Interest receivable	7,778	51,463
Inventory	7,548	(1,025)
Advances and prepaid expenses	41,996	(38,226)
Deposits and restricted cash	(64,056)	(146,799)
Accounts payable and accrued expenses	144,797	214,804

Cash provided by operating activities	1,062,153	286,644

INVESTING ACTIVITIES:
Capital expenditures	(282,497)	(191,013)
Merchant portfolio and residual rights purchase	(150,000)	(820,301)
Notes receivable	300,000	452,020
Deferred acquisition costs	(30,000)	0
Acquisitions of businesses	0	(100,000)
Change in restricted cash	(137,202)	0

Cash used by investing activities	(299,699)	(659,294)

FINANCING ACTIVITIES:
Proceeds from lease financing	126,232	3,112
Proceeds from notes payable	2,763	93,516
Lease obligation payments and loan payments	(26,750)	(14,620)

Cash provided by financing activities	102,245	82,008

Net increase (decrease) in cash and cash equivalents	864,699	(290,642)
Cash and cash equivalents, beginning of period	2,770,494	2,254,664
Cash and cash equivalents, end of period	$ 3,635,193	$ 1,964,022
Supplemental Disclosures:
Cash paid during the year for:
Interest	$ 763,869	$ 751,684
Income taxes	$ 0	$ 0

The accompanying notes are an integral part of these statements

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2007

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

Basis of Financial Statement Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of March 31, 2007, and the consolidated results of operations for the three months ended March 31, 2007 and 2006, and cash flows for the three months ended March 31, 2007 and 2006. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently as those used in the preparation of the Company's 2006 Annual Report on Form 10-KSB.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles in the United States have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 2006 Annual Report on Form 10-KSB.

Certain prior year amounts have been reclassified to conform to the current year presentation.

All intercompany balances and transactions with the Company's subsidiaries have been eliminated upon consolidation.

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

Concentrations

The majority of the Company's merchant processing activity has been processed by two key vendors. The Company believes that these vendors maintain appropriate backup systems and alternative arrangements to avoid a significant disruption of processing in the event of an unforeseen event.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2007

Basis of Financial Statement Presentation (continued)

Concentrations (continued)

Substantially all of the Company's revenue is derived from processing Visa and MasterCard bank card transactions. Because the Company is not a ''member bank'' as defined by Visa and MasterCard, in order to process these bank card transactions the Company has entered into sponsorship agreements with banks that are "member banks" and paid applicable fees. The agreements with the bank sponsors require, among other things, that the Company abide by the by-laws and regulations of the Visa and MasterCard associations.

New accounting pronouncements

In February 2006, the FASB issued SFAS No. 155. "Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140," or SFAS No. 155. SFAS No. 155 permits fair value  remeasurement  for any hybrid financial  instrument that contains an embedded  derivative that otherwise would require  bifurcation,  clarifies which  interest-only  strips and principal-only strips are not subject to the  requirements of Statement No. 133,  establishes a requirement to evaluate  interests in securitized  financial  assets to identify interests  that  are  freestanding  derivatives  or that  are  hybrid  financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives,  and  amends  SFAS  No. 140  to  eliminate  the  prohibition  on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial  interest other than another derivative  financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2006,  the FASB  issued FASB  Statement  No. 156,  Accounting  for Servicing  of  Financial  Assets  - an  amendment  to FASB  Statement  No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No.156 did not have a material impact on the Company's financial position and results of operations.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and establishes guidelines for recognition and measurement of a tax position taken or expected to be taken in a tax return. We have adopted this statement which became effective on January 1, 2007. See Note D.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("FAS 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. We are currently evaluating the impact on our consolidated financial statements of FAS 157, which will become effective for us on January 1, 2008.

In February 2007, FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 amends SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. SFAS No. 159 applies to all entities, including not-for-profit organizations. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This statement is effective as of the beginning of each reporting entity's first fiscal year that begins after November 15, 2007. The Company has not yet determined the effect of SFAS No. 159 on its financial position, operations or cash flows.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2007

NOTE B – GOODWILL

The changes to the goodwill balance during the three months ended March 31, 2007 are as follows:

Goodwill balance as of December 31, 2006	$38,821,893
Goodwill acquired	2,387,097
Goodwill amortized or impaired	0
Goodwill balance as of March 31, 2007	$41,208,990

On July 3, 2006, we acquired Paynet Systems, Inc. by acquiring all of the outstanding capital stock of Paynet Systems, Inc. Additional goodwill was recognized because certain milestones were reached requiring us to pay the former Paynet Systems, Inc. shareholders an additional $1.5 million in cash and 0.8 million shares of restricted common stock.

NOTE C- ACQUISITIONS

During the three months ended March 31, 2007, we purchased merchant processing portfolios totaling $150,000. The purchase price for the merchant processing portfolios has been assigned to our merchant portfolios, residual rights and other intangibles in the accompanying consolidated balance sheet and are being amortized over the expected life of seven years.

NOTE D- INCOME TAXES

The Company provides for the tax effects of transactions reported in the financial statements. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of March 31, 2007, the Company had deferred tax assets of $93,205, deferred tax liabilities of $3,486,375, and no material current tax liability.

At December 31, 2006, the Company has net operating loss carry forwards for income tax purposes of approximately $5,100,000. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2026.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). This Interpretation clarifies accounting for uncertainty in income taxes recognized in an enterprise's financial statements. FIN 48 establishes guidelines for recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has not made any adjustments as a result of the adoption of this interpretation.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2007

NOTE E- COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease various office spaces and certain equipment under operating leases with remaining terms ranging up to seven years. Our facilities are located in Quincy, Massachusetts, Brasher Falls, New York, Gurnee, Illinois, and Alpharetta, Georgia. The majority of the office space lease agreements contain renewal options.

Our future minimum lease commitments under noncancelable leases are as follows at March 31, 2007.

Twelve Months Ending March 31	Amount
2008	$367,771
2009	373,952
2010	378,372
2011	294,201
2012	244,157
Later years	292,913
Total minimum payments required	$ 1,951,366

 Total rent expense for the three months ended March 31, 2007 and 2006 was $ 104,263 and $ 70,557, respectively.

Lease-Related Party

The office of Northern Merchant Services, Inc. is located in Brasher Falls, New York, and has an annual lease with Kevin and Nancy Weller, officers of the Company. A five year lease commenced on January 1, 2006 with monthly rental of $3,000.

Capital Leases

The following is a schedule by year of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of March 31, 2007.

Twelve Months Ending March 31	Amount
2008	$ 122,476
2009	86,878
2010	50,045
2011	56,429
2012	0
Later years	0
Total minimum payments required	$ 315,828
Less: amount representing interest	102,138
Present value of net minimum lease payments	$ 213,690

.PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2007

NOTE E- COMMITMENTS AND CONTINGENCIES (continued)

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

Paynet Systems, Inc contingent payment

On July 3, 2006 when we acquired Paynet Systems, Inc., we agreed to pay up to an additional $3 million in cash and up to an additional 1.61 million shares of restricted stock upon reaching certain milestones on the later of reaching the milestone or July 1, 2007. Part of the milestones were reached as of March 31, 2007 requiring us to pay the former Paynet Systems, Inc shareholders an additional $1.5 million in cash and 0.8 million shares of restricted common stock.

Valadata, Inc contingent payment

On July 11, 2006, when we acquired Valadata, Inc, we agreed to pay approximately an additional $1.5 million over the next two years subject to performance milestones. These payments are secured by a security agreement granting a continuing security interest in the assets of Valadata, Inc.

NOTE F- STOCK OPTIONS AND WARRANTS

Stock-Based Compensation

The Company has adopted the provisions of FAS 123R, as of January 1, 2006. The provisions of FAS 123R require a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date value of the award. That cost is recognized in the statement of operations over the period during which an employee is required to provide service for the award. FAS 123R also amends FASB Statement No. 95, "Statement of Cash Flows," to require that excess tax benefits, as defined, realized from the exercise of stock options be reported as a financing cash inflow rather as a reduction of taxes paid in cash flow from operations.

Prior to the adoption of FAS 123 R, the Company had followed the provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which allowed the Company to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and disclose the pro forma effects on net income (loss) had the fair value of the equity awards been expensed. In connection with adopting FAS 123R, the Company elected to adopt the modified prospective application method provided by FAS 123R.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2007

NOTE G – RELATED PARTY TRANSACTIONS

The Company entered into a consulting services agreement with Capital Advisory Services. Our Chairman, Jack Rubinstein, is a partner of Capital Advisory Services. The total charged to operating expenses for the three months ending March 31, 2007 was $20,000.

NOTE H – SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS

Debt/Financing:

(a) Senior Secured Convertible Notes

The Company, on June 29, 2006 entered into a series of Senior Secured Convertible Notes having an aggregate principal amount of $37,000,000 due on June 29, 2010 and warrants to purchase 11,100,000 shares of the Company's common stock at $1.40.

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

The Company has the option, at any time, to redeem up to 25% of the original Debenture principal amount, in cash, in an amount equal to the sum of (i) 115% of the principal amount of the Debenture outstanding, plus accrued and unpaid interest , 29 2008 and the sum of (ii) 110% of the principal amount of the Debenture outstanding, plus accrued and unpaid interest through maturity. The note is convertible at the sole discretion of the Holders unless value of the common stock exceeds 250% of the conversion price for 20 consecutive days. Then the Company may cause the holder to convert all or part of the then outstanding principal, up to 25% of the average trading volume. Any converted shares are not puttable back to the Company by the Holder.

In connection with the convertible note, the Company issued to the holder of the note a five-year warrant to purchase up to 11,100,000 shares of the Company's common stock at an exercise price of $1.40 per share. The warrants are exercisable on the sole discretion of the Holders. Any warrants converted to shares are not puttable back to the Company, nor can Holder's demand a cash settlement of warrants. Cashless exercises are permissible.

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

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2007

NOTE H – SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS (continued)

Debt/Financing (continued):

If the Company does not comply with certain requirements relating to filing the registration statement or maintaining its effectiveness, we are required to pay each holder monthly in cash as partial liquidated damages 1.25% of the aggregate purchase price paid by such holder for the convertible notes and warrants. A Registration Statement for 11,100,000 common stock underlying warrants at $1.40 and 10,000,000 Common Stock underlying convertible promissory note at $1.30 per share was deemed effective December 6, 2006. We are required to register the remaining 18,461,538 shares of our common stock underlying the convertible note as well as an additional 25% of the aggregate shares registered pursuant to our registration rights agreement. Effectiveness of these additional registrations is subject to the review by the Securities and Exchange Commission. The Company is in negotiations with the Holders pertaining to the registration payment arrangement and filing a new Registration Statement. We have accrued an additional and probable settlement to interest expense, estimated at $231,000 related to the registration payment arrangement. This most likely will be settled in additional warrants issued to the holders of the notes.

In accordance with APB No. 14, EITF 00-19-2 and related amendments, the warrants issued represent a premium paid by the Company at the date of issuance of the Convertible Note in the form of additional interest, which should be bifurcated from the Convertible Note and recognized as interest expense over the initial term of the notes. The fair value for these warrants was estimated at the grant date using the Black-Scholes option pricing model based upon the closing price per share of the Company's common stock on the date of issuance, the Company estimated the fair value of the warrant and allocated $4,329,000 of the proceeds from the note to the warrant, which is presented as a discount on the convertible note, net of amortization to be taken over the four -year term of the note using the effective interest method. Due to the convertible nature of the Senior Secured Convertible Notes, the Company recorded a charge due to the beneficial conversion feature of $7,003,807 in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments. The value of the beneficial conversion feature was measured using the intrinsic value and was being amortized over the four -year term of the note using the effective interest method.

Long-term debt as of March 31, 2007 and December 31, 2006 consists of the following:

	March 31,	December 31,
	2007	2006
World Products interest payable at LIBOR, convertible at $1.50 per share, due March 2013	$525,000	$525,000
Deferred operating lease obligation	19,186	0
Other promissory notes and capital leases	213,690	114,208
Senior secured, interest payable at 8.00% due June 29, 2010, convertible at $1.30 per share	37,000,000	37,000,000
	37,757,876	37,639,208
Less current portion	(92,265)	(60,765)
Unamortized discount on long term debt of beneficial conversion feature and warrants	(8,638,785)	(9,304,429)
Long-term debt, excluding current portion	$29,026,826	$28,274,014

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2007

NOTE H – SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS (continued)

Capital Lease Obligations

See Note G-Lease Agreements for lease obligations with Xerox, Highline Funding, LLC, Ikon Financial Services, VAResources and US Express Leasing. As of March 31, 2007, the current portion amounted to $92,265 and the long-term portion amounted to $121,424.

NOTE I – SUBSEQUENT EVENTS

Notice of Default on Senior Securities

On June 29, 2006, we entered into a $37 million convertible debt financing with a group of institutional investors. Under the terms of agreement, we issued convertible notes that accrue interest at a rate of 8% per annum, payable quarterly in arrears beginning on October 2, 2006. A member of the lending group which loaned our Company $1,000,000 is Iroquois Master Fund Ltd. On April 10, 2007, Iroquois Master Fund notified provided our Company a written default notice stating that we had failed to pay interest on their note and provided us their wire details. Prior to this we had written and called Iroquois Master Fund several times for their wire details and had, in fact, paid all of our other lenders on a timely basis. Immediately on receipt of the wire details, we made full payment of the interest due. We believe in good faith that there was miscommunication of payment details and a good faith attempt on our part to communicate this to Iroquois Master Fund. We called Iroquois to confirm any penalty amounts due. On April 20, 2007, we received a second default notice seeking penalties and stating their rights under default. We promptly paid the $3406.38 penalty to the account provided. To be clear, the note states that an event of default is "any default in the payment of ... interest (including Late Fees) on, or liquidated damages in respect of, any Note, in each case free of any claim of subordination, as and when the same shall become due and payable (whether on a Conversion Date or the Maturity Date or by acceleration or otherwise) which default, solely in the case of an interest payment or other default under clause (B) above, is not cured, within 3 Trading Days." Our lenders' rights under default are the payment of 125% of the principal amount due plus interest and penalties. We believe that we have acted in good faith and are currently in discussions with Iroquois on the matter.

Change of Principal Financial and Accounting Officer

We accepted Mr. Curtis James resignation on April 27, 2007. Mr. James was our Chief Financial Officer from September 2006 to April 27, 2007. Mr. Donald Gruneisen was our Chief Financial Officer from September 2002 to September 2006 and had continued our as our Treasurer and Controller. Mr. Gruneisen resumed this position as of April 27, 2007. Mr. Gruneisen serves as our principal financial and accounting officer.

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

Overview

We are an integrated provider of merchant payment processing services and other related software products. We currently deliver credit and debit card-based payment processing solutions to small to medium-sized merchants who operate either in a physical "brick and mortar" business environment, over the Internet, or in mobile or wireless settings via cellular-based wireless devices. Our payment processing services enable merchants to process both traditional card-present, or "swipe" transactions, as well as card-not-present transactions. Significant market research supports the following on the company's industry:

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

•	The Nilson Report 2007, ranked pipeline data as the fifth fastest growing merchant acquirer during the year ended December 31, 2006.

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

•	Pipeline is one of only a handful of companies to be deemed by Visa as both a CISP compliant and an authorized merchant payment processor.

•	Pipeline distinguishes itself from competitors by its VISA certification, its technology, its operating efficiencies and its marketing ability.

•	Pipeline's technology includes:

O	Online proprietary digital applications,

O	Proprietary shopping cart and gateway services,

O	Wireless cellular phone software to enable mobile card payment acceptance.

Overview – Financial and Operational Highlights – Three months ended March 31, 2007

•	During the three months ended March 31, 2007, which is historically our weakest quarter, we continued our growth by acquiring new merchant accounts organically through our sales channels.

•	Our processing volume for the three months ended March 31, 2007 was $372.0 million, a 67% increase from the $249 million processed during the same period in 2006.

•

Revenues increased $4.4 million or 59.2% to $11.9 million for the three months ended March 31, 2007 from $7.4 million for the three months ended March 31, 2006. Revenue growth was impacted by both acquisitions in 2006 and recognizing organic revenue growth for the three months ended March 31, 2007.

•

Gross Profit, which is defined as total revenue less interchange fees, cost of services sold and cost of goods sold, increased 36.1% to $ 3.9 million for the three months ended March 31, 2007 from $2.9 million during the three months ended March 31, 2006. Gross Margin, as a percentage of sales, decreased to 33.0% for the three months ended March 31, 2007 as compared to 38.6% for the three months ended March 31, 2006.

•

Operating Income grew to $236,000 for the three months ended March 31, 2007 from $(27,000) during the three months ended March 31, 2006. Operating Income, as a percentage of sales, increased to 2.0% for the three months ended March 31, 2007 as compared to -0.4% for the three months ended March 31, 2006.

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

Merchant Deposits and Loss Reserves

We follow the Financial Accounting Standards Board Interpretation No. 45: Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"), which requires all guarantees to be recorded at their fair value at inception. We believe our potential liability for the full amount of the operating losses discussed above is a guarantee under FIN 45. We estimate the fair value of these guarantees by adding a fair value margin to our estimate of losses. This estimate of losses is comprised of known losses and a projection of future losses based on a percentage of direct merchant credit card and debit card sales volumes processed. Disputes between a cardholder and a merchant periodically arise due to the cardholder's dissatisfaction with merchandise quality or the merchant's service, and the disputes may not always be resolved in the merchant's favor. In some of these cases, the transaction is ''charged back'' to the merchant and the purchase price is refunded to the cardholder by the credit card-issuing institution. If the merchant is unable to fund the refund, we are liable for the full amount of the transaction. We maintain deposits from certain merchants as an offset to potential contingent liabilities that are the responsibility of such merchants. At March 31, 2007 and December 31, 2006, we held merchant deposits totaling $316,000 and $266,000, respectively. Additionally, we have a recovery team that is responsible for collecting "charge backs". Our company evaluates its ultimate risk and records an estimate of potential loss for charge backs related to merchant fraud based upon an assessment of actual historical fraud loss rates compared to recent processing volume levels. At March 31, 2007 and 2006, our loss reserve totaled $43,000 and $82,000 respectively.

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

Management evaluates the deferred customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage quarter of origination, the active accounts against the original boarded accounts in relationship to the carrying amount of the deferred customer acquisition costs. Our deferred customer acquisition cost was approximately $516,000 and $450,000 as of March 31, 2007 and December 31, 2006, respectively.

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

We apply Statement No. 142 to our merchant portfolios and residual rights purchases and estimate the life of our merchant portfolios for accounting purposes to be seven years. The amortization expense represents a recognition and estimated allocation of the initial cost of the acquired merchant portfolios and residual rights as a non-cash expense against the income generated by these assets.

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

Share-Based Payments

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment ("SFAS No. 123R"). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options and showing pro forma disclosure only. This standard was effective as of January 2006 and applies to all awards granted, modified, cancelled or repurchased after that date, as well as the unvested portion of prior awards.

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

	Three months ended March 31,
	2007		2006
Basic and diluted net earnings(loss)	$(1,098,409)		$(353,577)
Weighted average shares outstanding – basic	48,083,757		39,051,648
Plus: Common stock equivalent shares assumed from conversion of options	N/A		N/A
Weighted average shares outstanding – diluted	N/A		N/A
Basic net earnings(loss) per share	$(0.02)		$(0.01)
Diluted net earnings per share	N/A	$	N/A

 Results of Operations

Three months ended March 31, 2007 Compared to Three Months Ended March 31, 2006

The following table shows certain income statement data as a percentage of revenue for the three months ended March 31, 2007 compared to the three months ended March  31, 2006 (in thousands of dollars):

	Three Months ended March 31, 2007	% of Revenue	Three Months ended March 31, 2006	% of Revenue	Change	% Change
Revenue	11,856	100%	7,449	100%	4,407	59%
Interchange	5,511	46.5%	3,130	42.0%	2,381	76%
Other cost of services/goods sold	2,436	20.5%	1.447	19.4%	989	72%
Total costs of services and goods sold	7,947	67.0%	4,577	61.4%	3,370	74%
Gross profit	3,909	33.0%	2,872	38.6%	1,037	36%

Salaries and payroll costs	1,628	13.7%	1,597	21.4%	31	2%
Other selling, general and administrative	1,291	10.9%	849	11.4%	442	52%
Depreciation and amortization	755	6.4%	453	6.1%	302	67%
Total operating expenses	3,674	31.0%	2,899	38.9%	775	27%
Operating income	236	2.0%	(27)	-0.4%	263	976%

Other income (expense)	(1,581)	-13.3%	(733)	-9.8%	(848)	116%
Earnings before income taxes	(1,345)	-11.3%	(760)	-10.2%	(585)	77%
Provision for income taxes	(247)	-2.1%	(406)	-5.5%	(159)	39%
Net earnings (loss)	(1,098)	-9.3%	(354)	-4.7%	(744)	---

Comparisons of three months ended March 31, 2007 and March 31, 2006

Changes in revenues, interchange expense, other costs of goods and services sold, and gross profit were primarily a result of our acquisitions of Paynet Systems and Valadata in July 2006.

Revenues

Revenues increased $4.4 million or 59.2% to $11.9 million for the three months ended March 31, 2007 from $7.4 million for the three months ended March 31, 2006. This increase was primarily attributable to a combination of internal sales and marketing efforts, the purchase of selective merchant account portfolios and the successful integration of Valadata and Paynet Systems acquired in July 2006.

Interchange Expenses

Interchange expenses increased $2.4 million or 76.1% to $5.5 million for the three months ended March 31, 2007 from $3.1 million for the three months ended March 31, 2006. The increase was primarily attributable to a 67% increase in processing volume to $372.0 million for the three months ended March 31, 2007.

Other costs of goods and services sold

Other costs of goods and services sold increased $989,000 or 72% to $2.4 million for the three months ended March 31, 2007 as compared to $1.4 million for the three months ended March 31, 2006. This resulted from and increased processing volume and an increase in assessments from credit card associations.

Gross Profit

Gross profit increased $1.0 million or 36% to $3.9 million for the three months ended March 31, 2007 from $2.9 million for the three months ended March 31, 2006. Gross margin decreased from 38.6% to 33.0% in the same period. The change in gross margin resulted primarily from the increase in interchange, increases in processing costs and a decrease in the amount of revenue from sources that are reported on net basis.

Operating Expenses

Total operating expenses increased $774,000 or 27% to $3.7 million for the three months ended March 31, 2007 from $2.9 million for the three months ended March 31, 2006. The increase in operating expense is attributable to the increase in personnel, sales and marketing and depreciation and amortization of assets. The major components of operating expense include;

•

Salaries and payroll related costs increased $30,000 or 2% to $1.628,000 for the three months ended March 31, 2007 as compared to $1,598,000 for the three months ended March 31, 2006. The increase was due primarily to the expansion of our sales and marketing efforts, which included additional personnel and the resulting expenses related to managing higher processing volume.

•

Sales, general and administrative expenses increased $442,000 or 52% to $1.3 million for the three months ended March 31, 2007 as compared to $0.8 million for the three months ended March 31, 2006. A $259,000 increase was due primarily to a planned increase in our advertising and marketing efforts. We anticipate seeing the results of these expenditures represented in subsequent quarters. Another variable influencing the increase in general and administrative costs is the expansion of our facilities in the fourth quarter of 2006. Additionally we experienced an increase of $114,000 in the amount of bad debt expenses.

•

Depreciation and amortization increased $302,000 or 67% to $755,000 for the three months ended March 31, 2007 as compared to $0.8 million for the three months ended March 31, 2006. The increase was mainly attributable to the amortization and depreciation of assets acquired in the Paynet and Valadata acquisitions plus the amortization of acquired portfolios.

Operating Income

Operating income increased $262,562 or 976% to $235,658 for the three months ended March 31, 2007 from $(26,904) for the three months ended March 31, 2006. Operating income as a percentage of gross revenue was 2.0% for the three months ended March 31, 2007 as compared to -0.4% for the three months ended March 31, 2006.

Other Expenses

Other expenses increased $0.8 million to $1.6 million for the year March 31, 2007 from $0.7 million for the three months ended March 31, 2006. Other expenses primarily consisted of $1.6 million related to interest expense for the three months ended March 31, 2007, which included cash interest of $764,000 and $758,000 of amortization of debt issuance costs and the beneficial conversion feature.

Income Tax

Income tax benefit decreased to $ 247,000 for the three months ended March 31, 2007 from a tax benefit of $406,000 for the three months ended March 31, 2006. The increase was primarily due to changes in net deferred tax assets and deferred tax liability balances as of the end of the year. The decrease in income before income taxes is due in part to the increase in other expenses as outlined above.

Net income

As a result of the above factors, net loss increased from $(354,000) for the three months ended March 31, 2006 to $(1.1) million for the three months ended March 31, 2007.

Balance Sheet Information

	March 31, 2007	December 31, 2006

Selected Balance Sheet Data	(in thousands)
Cash and cash equivalents	$3,635	$2,770
Other current assets	2,510	3,675
Fixed assets	1,324	1,117
Goodwill	41,209	38,822
Intangible assets	15,056	15,586
Other assets	3,380	3,054
Total assets	$67,114	$65,024

Accounts payable and other current liabilities	$4,087	$2,513
Long term debt and notes payable	32,513	31,914
Total liabilities	36,600	34,427
Total stockholders' equity	30,514	30,597
Total liabilities and stockholders' equity	$67,114	$65,024

March 31, 2007 Compared to December 31, 2006

Total assets increased $2.1 million or 3.2% to $67.1 million at March 31, 2007 from $65.0 million at December 31, 2006. The increase was primarily attributable to increases in goodwill and the merchant portfolio acquisitions of Paynet and Valadata. Additionally, receivables, deferred acquisition and financing costs, restricted cash, and property and equipment expanded commensurate with business growth. Cash and cash equivalents increased by $0.9 million or 31.2%, as the result of cash flow from operations and financing was greater than investing activities.

Receivables, which primarily result from our practice of advancing interchange and processing fees to most of our merchants during the processing month and collecting those fees from our merchants at the beginning of the following month, as well as recognizing other revenue on an accrual basis and collecting the funds in the ensuing periods, decreased $0.8 million, or 27.1%, to $2.2 million at March 31, 2007 from $3.0 million at December 31, 2006. The decrease in receivables from merchants was primarily due to the impact of the collection of receivables from higher processing volumes during the fourth quarter of 2006 and the collection of annual fees in first quarter 2007.

Property and equipment increased $207,000, or 18.5%, due to the continued build-out of our technology infrastructure, primarily for the hardware and software required for the expansion of the company's core operating platform and secure payment gateway.

Goodwill and merchant portfolios increased $2.4 million and $150,000, respectively or 6.2% and .01%, which reflects the result of our acquisition of a $150,000 merchant portfolio, as well accrual of a purchase price of $2.4 million contingency related to our acquisition of Paynet Systems, Inc.

Total liabilities increased $2.2 million or 6.3% to $36.6 million at March 31, 2007 from $34.4 million at December 31, 2006. The rise was primarily due to increases in accrued liabilities related to our acquisition of Paynet Systems, Inc and an increase in lease obligations related to new telecommunications equipment as well as furniture, equipment and leasehold improvements related expanded office facilities. Total stockholders' equity increased $1.0 million from December 31, 2006, primarily due to the recognition of stock to be issued primarily related to our acquisition of Paynet Systems, Inc.

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

Liquidity and Capital Resources

	March 31,
	2007	2006
Selected Statement of Cash Flows Data	(in thousands)
Cash flow from operations	$1,062	$287
Cash flow from investing activities	(300)	(659)
Cash flow financing activities	102	82
Total change in cash	864	(290)
Cash balance, year end	$3,635	$1,964

At March 31, 2007, we had a cash balance of $3.6 million compared to $2.8 million at

December 31, 2006. Cash flow from operations may not be sufficient over the next twelve months to fund operating and debt obligations. We may continue to need debt and/or equity financing to meet our obligations.

Contingent cash payments over the next 12 months are as follows. Pursuant to the Charge.com acquisition, each of the former Charge.com shareholders (the "Charge Shareholders") has the right to sell their shares of Pipeline common stock back to Pipeline. The former shareholders must notify Pipeline of their decision on or between June 15, 2007 and 5:00 p.m. (Eastern Daylight Time) on June 29, 2007 (the "Put Right"). If the Charge Shareholders choose to have Pipeline repurchase the shares of Pipeline common stock issued to them under the Merger Agreement at the per share purchase price of $1.33825 per share, subject to interest assessment, then Pipeline is obligated to do so by October 30, 2007. Pursuant to the Paynet acquisition, in the event certain milestones are reached by July 1, 2007, we may have to pay the former Paynet Systems shareholders between $1.5 and $3.0 million in cash. Pursuant to the Valadata acquisition, in the event certain milestones are reached by July 2007, we may pay the former Valadata shareholders up to an additional $782,631.

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

Our cash requirements include cost of revenues, selling, general and administrative expenses, income taxes, debt service payments, capital expenditures, systems development and contingent payment on 2005 and 2006 business and portfolio acquisitions, including, Paynet Systems, Valadata and Charge.com Our principal sources of funds are cash generated by operations and borrowings.

Cash Flow Provided by (Used by) Operating Activities

Net cash provided by operating activities was $1.1 million for the three months ended March 31, 2007, an increase of $776,000 from $287,000 for the three months ended March 31, 2006. Cash interest expense consumed $764,000 for the three months ended March 31, 2007, an increase of $12,000 from $752,000 for the three months ended March 31, 2006. Additionally, sources of cash of $843,000 resulted from changes in net operating assets and liabilities.

Cash Flow Provided by (Used by) Investing Activities

Net cash used by investing activities was $300,000 for the three months ended March 31, 2007 as compared to a use of $659,000 for the three months ended March 31, 2006.

$300,000 of funds were provided from the repayment to us of outstanding notes receivable during the three months ended March 31, 2007

Total capital expenditures for the three months ended March 31, 2007 were $282,000 compared to $191,000 invested in the three months ended March 31, 2006. These expenditures were primarily related to the continued build-out of our technology infrastructure. We anticipate that these expenditures may increase as we further develop our technology.

Cash Flow Provided by (Used by) Financing Activities

Net cash provided by financing activities was $102,000 for the three months ended March 31, 2007 as compared to $82,000 for the three months ended March 31, 2006. The increase is addition equipment purchases being financed by leases.

Off-Balance Sheet Arrangements

We have not entered into any transactions with third- parties or unconsolidated entities whereby we have financial guarantees, subordinated retained interest, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or other obligations.

New accounting pronouncements

On January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). This Interpretation clarifies accounting for uncertainty in income taxes recognized in an enterprise's financial statements. FIN 48 establishes guidelines for recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has not made any adjustments as a result of the adoption of this interpretation.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("FAS 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. We are currently evaluating the impact on our consolidated financial statements of FAS 157, which will become effective for us on June 1, 2008.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R)", which will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. Under past accounting standards, the funded status of an employer's postretirement benefit plan (i.e., the difference between the plan assets and obligations) was not always completely reported in the balance sheet. Past standards only required an employer to disclose the complete funded status of its plans in the notes to the financial statements. SFAS No. 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We do not expect that the adoption of SFAS No. 158 will have a significant impact on our consolidated results of operations or financial position.

In February 2007, FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 amends SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. SFAS No. 159 applies to all entities, including not-for-profit organizations. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This statement is effective as of the beginning of each reporting entity's first fiscal year that begins after November 15, 2007. The Company has not yet determined the effect of SFAS No. 159 on its financial position, operations or cash flows.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On June 29, 2006, we entered into a $37 million convertible debt financing with a group of institutional investors. Under the terms of agreement, we issued convertible notes that accrue interest at a rate of 8% per annum, payable quarterly in arrears beginning on October 2, 2006. A member of the lending group which loaned our Company $1,000,000 is Iroquois Master Fund Ltd. On April 10, 2007, Iroquois Master Fund notified provided our Company a written default notice stating that we had failed to pay interest on their note and provided us their wire details. Prior to this we had written and called Iroquois Master Fund several times for their wire details and had, in fact, paid all of our other lenders on a timely basis. Immediately on receipt of the wire details, we made full payment of the interest due. We believe in good faith that there was miscommunication of payment details and a good faith attempt on our part to communicate this to Iroquois Master Fund. We called Iroquois to confirm any penalty amounts due. On April 20, 2007, we received a second default notice seeking penalties and stating their rights under default. We promptly paid the $3406.38 penalty to the account provided. To be clear, the note states that an event of default is "any default in the payment of ... interest (including Late Fees) on, or liquidated damages in respect of, any Note, in each case free of any claim of subordination, as and when the same shall become due and payable (whether on a Conversion Date or the Maturity Date or by acceleration or otherwise) which default, solely in the case of an interest payment or other default under clause (B) above, is not cured, within 3 Trading Days." Our lenders' rights under default are the payment of 125% of the principal amount due plus interest and penalties. We believe that we have acted in good faith and are currently in discussions with Iroquois on the matter.

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

May 15, 2007

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

May 15, 2007

By:	/s/ Donald Gruneisen
Name:	Donald Gruneisen
Title:	Chief Financial Officer

Exhibit 32

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Pipeline Data Inc., a Delaware corporation (the "Company"), on Form 10-QSB for the quarter ended September 30, 2006, as filed with the Securities and Exchange Commission (the "Report"), MacAllister Smith, Chief Executive Officer of the Company and , Donald Gruneisen, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to his knowledge:

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

Date: May 15, 2007

[A signed original of this written statement required by Section 906 has been provided to Pipeline Data Inc. and will be retained by Pipeline Data Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]