Form 10QSB
period 2007-06-30
PIPELINE DATA INC
filed 2007-08-21
CIK 1086533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

PIPELINE DATA INC

Form 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarter ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at August 16, 2007
Common Stock, $0.001 par value	49,731,937

PIPELINE DATA INC.

JUNE 30, 2007 QUARTERLY REPORT ON FORM 10-QSB

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

ITEM 4T	CONTROLS AND PROCEDURES

PART II	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

ITEM 4	SUMBISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5	OTHER INFORMATION

ITEM 6	EXHIBITS

SIGNATURES

PART I

ITEM 1. FINANCIAL STATEMENTS

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2007 (unaudited) and December 31, 2006	3

Condensed Consolidated Statements of Operations for the six months ended June 30, 2007 and 2006 (unaudited)	5

Condensed Consolidated Statements of Operations for the three months ended June 30, 2007 and 2006 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006 (unaudited)	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	9 - 21

PIPELINE DATA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	Dec. 31, 2006
	(unaudited)	(restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 3,455,578	$ 2,770,494
Accounts receivable, net	2,630,247	3,028,719
Interest receivable	-	7,778
Inventory	80,912	95,184
Prepaid expenses and other current assets	166,145	243,125
Note receivable	-	300,000

Total current assets	6,332,882	6,445,300

PROPERTY AND EQUIPMENT, net	1,374,996	1,117,380

OTHER ASSETS
Restricted cash	966,345	564,575
Merchant portfolios, residual rights and other intangibles, net	14,955,292	15,585,602
Debt issuance costs	1,109,275	1,294,154
Deferred customer acquisition costs, net	501,671	449,611
Notes receivable, net	734,010	693,792
Other	198,682	52,040
Goodwill	43,458,990	38,821,893

Total other assets	61,924,265	57,461,667

TOTAL ASSETS	$ 69,632,143	$ 65,024,347

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$ 699,826	$ 1,522,229
Accrued expenses	1,438,406	582,710
Notes Payable-World Products Inc shareholders	525,000	-
Capital lease obligations	90,487	60,765
Accrued acquisition costs	5,217,008	-
Merchant deposits and loss reserve	479,859	347,670

Total current liabilities	8,450,586	2,513,374

LONG-TERM LIABILITIES
Notes payable-senior secured convertible	29,026,859	27,695,571
Notes payable-World Products Inc shareholders	0	525,000
Capital lease obligations	121,792	53,443
Deferred rent on operating lease	38,373	-
Deferred tax liabilities, net	3,253,774	3,640,109

Total long-term liabilities	32,440,798	31,914,123

Total Liabilities	40,891,384	34,427,497

COMMITMENTS AND CONTINGENCIES
TEMPORARY EQUITY
Common stock subject to put obligations, 9,398,058 shares	12,576,951	12,576,951
Total temporary equity	12,576,951	12,576,951

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 5,000,000 shares authorized,
no shares issued or outstanding at June 30, 2007 and December 31, 2006	-	-
Common stock, $.001 par value: 150,000,000 shares authorized,
38,690,976 and 38,588,079 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	38,811	38,618
Additional paid-in capital	23,409,366	23,303,642
Accumulated deficit	(7,211,109)	(5,285,101)

Less: 90,000 and 30,000 shares of treasury stock, at cost, at June 30, 2007 and 2006, respectively	(73,260)	(37,260)

Total stockholders’ equity	16,163,808,	18,019,899

TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY	$ 69,632,143	$ 65,024,347

The accompanying notes are an integral part of these financial statements.

PIPELINE DATA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Six months ended June 30, 2007	Six months ended June 30, 2006

Revenue	$ 24,937,480	$ 15,808,819

Interchange	11,536,224	6,741,000
Cost of services sold	4,894,828	2,718,361
Cost of goods sold	198,193	193,619

Total cost of services and goods sold	16,629,245	9,652,980

Gross profit	8,308,235	6,155,839

Operating expenses
Salaries and payroll cost	3,339,883	3,017,392
Selling, general and administrative	2,523,112	1,503,876
Customer acquisition cost amortization	288,775	193,331
Depreciation	117,824	59,025
Amortization	1,403,537	864,014

Total operating expenses	7,673,131	5,637,638

Income from operations	635,104	518,201

Other income and expenses
Interest and other income	110,436	32,517
Interest expense	(3,151,088)	(1,534,296)
Loss on early retirement of debt	-	(2,140,107)

Total other expenses	(3,040,652)	(3,641,886)

(Loss) before income taxes	(2,405,548)	(3,123,685)

Income tax benefit	(479,540)	(1,285,908)

Net (loss)	$ (1,926,008)	$ (1,837,777)

Basic and diluted (loss) per common share:	$ (0.04)	$ (0.04)

Weighted average number of common shares outstanding-basic and diluted	48,093,858	41,601,496

The accompanying notes are an integral part of these financial statements.

PIPELINE DATA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three months ended June30, 2007	Three months ended June 30, 2006

Revenue	$ 13,081,589	$ 8,359,480

Interchange	6,025,389	3,611,262
Cost of services sold	2,541,919	1,355,378
Cost of goods sold	115,070	109,652

Total cost of services and goods sold	8,682,378	5,076,292

Gross profit	4,399,211	3,283,188

Operating expenses
Salaries and payroll cost	1,712,268	1,432,732
Selling, general and administrative	1,332,385	738,889
Customer acquisition cost amortization	188,599	96,162
Depreciation	60,252	33,170
Amortization	706,261	437,130

Total operating expenses	3,999,765	2,738,083

Income from operations	399,446	545,105

Other income and expenses
Interest and other income	53,673	13,650
Interest expense	(1,513,318)	(782,612)
Loss on early retirement of debt	-	(2,140,107)

Total other expenses	(1,459,645)	(2,909,069)

(Loss) before income taxes	(1,060,199)	(2,363,964)

Income tax benefit	(232,601)	(879,764)

Net (loss)	$ (827,598)	$ (1,484,200)

Basic and diluted (loss) per common share	$ (0.02)	$ (0.03)

Weighted average number of common shares outstanding-basic and diluted	48,103,849	44,151,344

The accompanying notes are an integral part of these financial statements.

PIPELINE DATA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30, 2007	For the six months ended June 30, 2006

OPERATING ACTIVITIES:
Net (loss)	$ (1,926,008)	$ (1,837,777)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,521,361	923,039
Amortization of deferred account acquisition costs	288,775	193,331
Loss on early retirement of debt	-	2,140,107
Stock based compensation	105,918	411,187
Amortization of debt issuance cost	184,879	55,345
Amortization of discount on long-term debt	1,331,289	52,627
Deferred taxes, net	(479,540)	(1,285,984)
Imputed interest income	(21,281)	(1,882)
Allowance for chargebacks and losses	21,893	-

Changes in operating assets and liabilities:
Accounts receivable	379,535	(99,909)
Interest receivable	7,778	2,977
Inventory	14,271	17,749
Prepaid expenses and other assets	28,867	4,530
Deferred account acquisition costs	(339,573)	(117,826)
Deposits and restricted cash	(403,970)	(130,671)
Accounts payable and accrued expenses	9,290	(492,323)
Merchant deposits	110,297	-
Accrued rent	38,373	-

Net cash provided by (used in) operating activities	872,154	(165,480)

INVESTING ACTIVITIES:
Capital expenditures	(224,022)	(335,283)
Merchant portfolio and residual rights purchase	(150,000)	(100,000)
Notes receivable	300,000	(2,075,312)
Deferred acquisition costs	(52,500)	(9,594,737)
Acquisitions of businesses	-	(100,000)
Change in restricted cash	-	(6,070,620)

Net cash used in investing activities	(126,522)	(18,275,952)

FINANCING ACTIVITIES:
Proceeds from senior secured convertible notes, net	-	26,349,693
Warrants and beneficial conversion feature	-	10,650,307
Debt issuance cost	-	(1,922,877)
Debt service payments	-	(17,000,000)
Loss on early retirement of debt, net	-	(1,863,000)
Warrant and stock option exercise	-	669,970
Lease obligation payments and loan payments	(48,548)	(25,557)
Purchase of treasury stock	(12,000)	-

Net cash provided by (used in) financing activities	(60,548)	16,858,536

Net increase (decrease) in cash and cash equivalents	685,084	(1,582,896)
Cash and cash equivalents, beginning of period	2,770,494	2,254,664
Cash and cash equivalents, end of period	$ 3,455,578	$ 671,768

Supplemental disclosures:
Cash paid during the year for:
Interest	$ 1,488,292	$ 1,523,287

Non cash Investing and Financing Activities
Goodwill and portfolio acquisitions accrued	$5,217,008
Capital expenditures from lease prepayments and proceeds from lease Financing	$194,734
Accounts receivable converted to notes receivable	$18,938

The accompanying notes are an integral part of these financial statements

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2007

NOTE A – ORGANIZATION AND OPERATIONS

Nature of Operations

Pipeline Data Inc. (the “Company”) was incorporated in June 1997 in the State of Delaware. The Company is an integrated provider of merchant payment processing services and related software products throughout the United States. The Company delivers credit and debit card-based payment processing solutions primarily to small and medium-sized merchants who operate either in a physical business environment, over the Internet, or in mobile or wireless settings via cellular-based wireless devices that the Company sells.

Basis of Financial Statement Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of June 30, 2007, and the consolidated results of operations for the three and six months ended June 30, 2007 and 2006, and cash flows for the six months ended June 30, 2007 and 2006. These results have been determined on the basis of accounting principles generally accepted in the United States and applied consistently as those used in the preparation of the Company's 2006 Annual Report on Form 10-KSB.

The Company is restating its financial statements for the years ended December 31, 2005 and 2006 for the correction of an error and intends to file an amendment to previously filed 10-K’s. See Note K for the effects of the correction.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 2006 Annual Report on Form 10-KSB.

At June 30, 2007, the Company had a cash balance of $3.5 million compared to $2.8 million at December 31, 2006. Cash flow from operations may not be sufficient over the next twelve months to fund operating and debt obligations. Over the next twelve months, the Company has a contingent cash payment to the former shareholders of Charge.com, Inc. Pursuant to the Charge.com acquisition, each of the former Charge.com shareholders (the "Charge Shareholders") has the right to sell up to 9,398,058 shares of Pipeline common stock back to Pipeline at a price of $1.37785 per share. The former shareholders must notify the Company of their decision between December 17, 2007 and 5:00 p.m. (Eastern Standard Time) on December 28, 2007 (the "Put Right"). If a Charge Shareholder exercises their Put Right, the Company must purchase the shares by no later than January 4, 2008 at the purchase price, plus interest at an annual rate of 12% accruing from September 28, 2007 and at an annual rate of 18% from October 31, 2007. If the Charge Shareholders exercised their Put Right we would need debt and/or equity financing to meet this obligation. Management believes, but can not assure that this is acheiveable. If such financing could not be raised, we would attempt to re-negotiate the Put Right, reduce our operating expenses and capital expenditures or liquidate certain assets to pay this obligation.

Certain prior year amounts have been reclassified to conform to the current year presentation.

All intercompany balances and transactions with the Company’s subsidiaries have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates include, among other things, capitalized customer acquisition costs, loss reserves, certain accounts payable and accrued expenses, certain tax assets and liabilities, convertible debt, amortization, valuation of intangibles, merchant portfolios, potential liabilities under registration rights agreement and equity instruments. On an ongoing basis, the Company evaluates their estimates. Actual results could differ from those estimates.

Concentrations

The majority of the Company’s merchant processing activity has been processed by two key vendors. The Company believes that these vendors maintain appropriate backup systems and alternative arrangements to avoid a significant disruption of processing in the event of an unforeseen event.

Substantially all of the Company’s revenue is derived from processing Visa and MasterCard bank card transactions. Because the Company is not a ‘‘member bank’’ as defined by Visa and MasterCard, in order to process these bank card transactions the Company has entered into sponsorship agreements with banks that are “member banks” and paid applicable fees. The agreements with the bank sponsors require, among other things, that the Company abide by the by-laws and regulations of the Visa and MasterCard associations

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2007

Basis of Financial Statement Presentation (continued)

Earnings per common share

Basic earnings per common share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period. Earnings available to common shareholders are the same as reported net income for all periods presented.

Diluted earnings per common share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period and the impact of securities that, if exercised, would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period generally are assumed to have a dilutive effect on earnings per common share.

	Six months ended June 30,
	2007	2006
Basic and diluted net loss	$(1,926,008)	$(1,837,777)
Weighted average shares outstanding – basic	48,093,858	41,601,496
Plus: Common stock equivalent shares assumed from conversion of options	N/A	N/A
Weighted average shares outstanding – diluted	N/A	N/A
Basic and diluted (loss) per common share	$(0.04)	$(0.04)

	Three months ended June 30,
	2007	2006
Basic and diluted net loss	$(827,598)	$(1,484,200)
Weighted average shares outstanding – basic	48,103,849	44,151,344
Plus: Common stock equivalent shares assumed from conversion of options	N/A	N/A
Weighted average shares outstanding – diluted	N/A	N/A
Basic and diluted (loss) per common share	$(0.02)	$(0.03)

Each of (i) stock options to purchase 10,060,205 shares of common stock,. (ii) warrants to purchase 16,389,923 shares of common stock and (iii) senior secured debt convertible into 28,461,538 shares of common stock, all outstanding as of June 30, 2007 were potentially dilutive and were not included within earnings per share. To do so would have been anti-dilutive for the three and six months ended June 30, 2007.

New accounting pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB SFAS Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No.156 did not have a material impact on the Company's financial position and results of operations.

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2007

Basis of Financial Statement Presentation (continued)

New accounting pronouncements (continued)

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

In February 2007, the Financial Accounting Standards Board issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 applies to all entities, including not-for-profit organizations. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This statement is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. The Company has not yet determined the effect of SFAS No. 159 on its financial position, operations or cash flows.

NOTE B – GOODWILL

The changes to the goodwill balance during the six months ended June 30, 2007 are as follows:

Goodwill balance as of December 31, 2006	$38,821,893
Goodwill resulting from contingent consideration	4,637,097
Goodwill balance as of June 30, 2007	$43,458,990

On July 3, 2006, we acquired Paynet Systems, Inc. by acquiring all of the outstanding capital stock of Paynet Systems, Inc. Additional goodwill was recognized because certain milestones were reached requiring us to pay the former Paynet Systems, Inc. shareholders an additional $3.0 million in cash and 1.61 million shares of restricted common stock valued at $1.6 million, determined by prices as of March 31, 2007 and June 30, 2007, the dates these milestones were met. In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, the Company has estimated the fair value of intangible assets acquired in connection with the purchase of Paynet Systems, Inc. as the book value of such assets and liabilities as of June 30, 2007. Amounts allocated to goodwill represent the excess of the purchase price of an acquired business over the fair value of underlying net tangible and intangible assets. Such allocation has been made on a preliminary basis and will be reviewed in connection with the Company’s annual analysis of goodwill and other intangibles. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangibles with indefinite lives resulting from business combinations completed subsequent to June 30, 2001 will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that the Company’s management determines that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. The Company does its annual impairment analysis in the fourth quarter.

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2007

NOTE C- ACQUISITIONS

During the six months ended June 30, 2007, we purchased merchant processing portfolios totaling $729,911. The purchase price paid for the merchant processing portfolios has been assigned to merchant portfolios, residual rights and other intangibles in the accompanying condensed consolidated balance sheet and is being amortized over the expected life of seven years.

The changes to the merchant portfolio and residual rights balance during the six months ended June 30, 2007 are as follows:

Merchant portfolio and residual rights balance as of December 31, 2006	$15,585,602

Portfolios and residual rights acquired	729,911

Portfolios and residual rights amortized	(1,360,221)

Merchant portfolio and residual rights balance as of June 30, 2007	$14,955,292

NOTE D- INCOME TAXES

The Company provides for the tax effects of transactions reported in the financial statements. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of June 30, 2007, the Company had deferred tax assets of $93,205, deferred tax liabilities of $3,253,774, and no material current tax liability.

At December 31, 2006, the Company has net operating loss carryforwards for income tax purposes of approximately $5,100,000. These carryforward losses are available to offset future taxable income, if any, and expire in the year 2026.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). This Interpretation clarifies accounting for uncertainty in income taxes recognized in an enterprise's financial statements. FIN 48 establishes guidelines for recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has not made any adjustments, and there is no impact, as a result of the adoption of this interpretation.

The Company incurred a net loss in the six months ended June 30, 2007. A valuation allowance in the full amount of the deferred tax asset created by this loss has been recognized. The tax benefit was the result of changes in deferred tax liabilities, resulting in a tax benefit of $479,540 and $232,601 for the six and three month periods ended June 30, 2007.

Interest and penalties related to income taxes are classified as interest expense.

.PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2007

NOTE E- COMMITMENTS AND CONTINGENCIES

Charge.com, Inc acquisition agreement amendment

Between June 15, 2007 and June 29, 2007, the former shareholders of Charge.com had the right to put to the Company up to 9,398,058 shares of Company common stock at a per share price of 1.33825 per share or $12,576,951. The former shareholders of Charge.com decided not to exercise their Put Right in consideration of a higher per share purchase price and a later opportunity to exercise their Put Right. On July 3, 2007, the parties amended the Agreement and Plan of Merger dated as of December 19, 2005 to provide the former shareholders of Charge.com, Inc the right, between December 17, 2007 and 5:00 PM (Eastern Standard Time) December 28, 2007, to require the Company to repurchase up to 9,398,058 shares of Company common stock at a price of $1.37785 per share. If a former shareholder exercises its Put Right, the Company must purchase the shares by no later than January 4, 2008 at the purchase price, plus interest at AN annual rate of 12% accruing from September 28, 2007 and at AN annual rate of 18% from October 31, 2007. The Company has reviewed this arrangement under the terms of Topic No. D-98: “Classification and Measurement of Redeemable Securities” and consider this application to require that the shares be considered temporary equity and classified as common shares subject to put obligations. The provisions of this agreement will be assessed at each balance sheet date to determine if the agreement is no longer conditional.

Paynet Systems, Inc.

On July 3, 2006 when we acquired Paynet Systems, Inc., we agreed to pay up to an additional $3 million in cash and issue up to an additional 1.61 million shares of restricted stock upon reaching certain milestones on the later of the date of reaching the milestone or July 1, 2007. The milestones were reached as of March 31, 2007 and June 30, 2007 requiring us to pay the former Paynet Systems, Inc. shareholders an additional $3.0 million in cash and issue 1.61 million shares of restricted common stock with an aggregate fair value of $1.6 million.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, the Company has estimated the fair value of intangible assets acquired in connection with the purchase of Paynet Systems, Inc. as the book value of such assets and liabilities as of June 30, 2007. Amounts allocated to goodwill represent the excess of the purchase price of an acquired business over the fair value of underlying net tangible and intangible assets. Such allocation has been made on a preliminary basis and will be reviewed in connection with the Company’s annual analysis of goodwill and other intangibles. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangibles with indefinite lives resulting from business combinations completed subsequent to June 30, 2001 will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that the Company’s management determines that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. The Company does its annual impairment analysis in the fourth quarter.

Merchant portfolio residual rights acquisition

On February 1, 2006. we acquired a merchant portfolio requiring an additional payment in shares of common stock.

The number of shares issued was determined by multiplying the three month average residual calculation ($579,911) by the previously agreed to share price of $1.20. This resulted in the issuance of 483,259 additional shares of common stock.

.PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2007

NOTE F- STOCK OPTIONS AND WARRANTS

Stock-Based Compensation

The Company has adopted the provisions of SFAS No 123 (Revised 2004) “Share Based Payments” (FAS 123R), as of January 1, 2006. The provisions of FAS 123R require a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date value of the award. That cost is recognized in the statement of operations over the period during which an employee is required to provide service for the award.

Stock-Based Compensation (continued)

The total share based payments included in wages and selling, general and administrative expenses was $108,492 and $286,501 for the three months ended June 30, 2007 and 2006, respectively, and was $105,918 and $411,187 for the six months ended June 30, 2007 and 2006, respectively.

The Company estimates the grant date fair value of the stock options it issues using a Black-Scholes valuation model. The Company determines an expected volatility assumption by referencing the average volatility experienced by six of its public company peers. The Company used an average of a peer group because it does not have sufficient historical volatility data related to market trading of its own common stock. The Company estimates the expected life of a stock option based on the simplified method for “plain-vanilla” stock options as provided by the Staff of the SEC in Staff Accounting Bulletin 107. The simplified method is used because, at this point, the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns. The Company’s dividend yield assumption is based on actual dividends expected to be paid over the expected life of the stock option. The risk-free interest rate assumption for stock options granted is determined by using U.S. treasury rates of the same period as the expected option term of each stock option. The weighted-average fair value of options granted during the six months and three months ended June 30, 2007 was $.18.

Assumptions utilized are shown as follow:

	Six months ended	Three months ended
	June 30, 2007	June 30 ,2007
Expected volatility	37%	37%
Expected life	4 yrs	4 yrs
Expected dividends	0	0
Risk-free interest rate	4.8%	4.8%

As of June 30, 2007, the Company has reserved an aggregate of 10,060,205 shares of common stock pending the exercise of the options. Stock option activity is summarized as follows:
	Options	Weighted –Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2006	9,517,200	$ 1.39	3.5	$ 2,069,769
Forfeited	(734,929)	1.71	-
Exercised	(2,895)	0.95	-
Issued	1,280,829	1.57	-
			-
Options outstanding, June 30, 2007	10,060,205	$ 1.39	2.1	$ 748,247

The intrinsic value of options exercised during the six months ended June 30, 2007 was $550.

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2007

NOTE F-STOCK OPTIONS AND WARRANTS (continued)

Stock-Based Compensation (continued)

A summary of the non-vested deferred share activity for the six months ended June 30, 2007 is presented below.

Nonvested Shares	Six months ended June 30, 2007	Weighted-Average Grant-Date Fair Value
	Shares

Non-vested at December 31. 2006	93,334	$0.98
Granted
Vested	(30,000)	$0.94
Forfeited	-
Non-vested at June 30, 2007	63,334	$0.97

NOTE G – RELATED PARTY TRANSACTIONS

The Company entered into a consulting services agreement with Capital Advisory Services in 2007. Our Chairman, Jack Rubinstein, is a partner of Capital Advisory Services. The total charged to operating expenses for the six months ended June 30, 2007 was $20,000.

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2007

NOTE H – SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS

Debt/Financing:

(a) Senior Secured Convertible Notes

The Company, on June 29, 2006 entered into a series of Senior Secured Convertible Notes having an aggregate principal amount of $37,000,000 due on June 29, 2010 and included the issuance of warrants to purchase 11,100,000 shares of the Company’s common stock at $1.40 The noteholders have a first priority security interest in all of our assets.

Interest accrues at 8% per annum on the outstanding principal amount and is payable on the first day of each calendar quarter, starting October 1, 2006. Noteholders may convert their notes into common stock of the Company at a fixed conversion rate of $1.30 per share. Conversions are subject to a restriction limiting the noteholder to holding a maximum of 4.9% of the Company’s common stock currently outstanding immediately after giving effect to the conversion. The notes also contain standard anti-dilution provisions

The Company has the option, at any time, to redeem up to 25% of the original Debenture principal amount, in cash, in an amount equal to the sum of (i) 115% of the principal amount of the Debenture outstanding, plus accrued and unpaid interest , if on or prior to June 29, 2008 and the sum of (ii) 110% of the principal amount of the Debenture outstanding, plus accrued and unpaid interest through maturity. The note is convertible at the sole discretion of the Holders unless value of the common stock exceeds 250% of the conversion price for 20 consecutive days. Then the Company may cause the holder to convert all or part of the then outstanding principal, up to 25% of the average trading volume. Any converted shares are not puttable back to the Company by the Holder.

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

The Company has entered into a Registration Rights Agreement with each of the Holders of our convertible notes and warrants issued in connection with Centrecourt Financing to register the underlying common stock thereunder. The Registration Rights Agreement provides that we will file a registration statement with the SEC within 45 days of June 29, 2006. The Registration Rights Agreement requires us to register an amount of common stock equal to 125% of the Registrable Securities which as defined under the Registration Rights Agreement includes the shares of our common stock issuable upon the conversion of the convertible note and the exercise of the warrants to purchase 11,100,000 shares of common stock at $1.40 per share, or an aggregate of 39,561,538 shares. The Company is required to keep the Registration Statement continuously effective until all Registrable Securities have been sold.

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2007

NOTE H – SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS (continued)

Debt/Financing (continued):

Pursuant to a Registration Rights Agreement, the Company agreed to “prepare and file with the [Securities and Exchange] Commission a Registration Statement covering the resale of 125% of [the shares into which the convertible notes and warrants were convertible] for an offering to be made on a continuous basis pursuant to Rule 415 [as promulgated by the Securities and Exchange Commission pursuant to the Securities Act of 1933]” or pay each holder monthly in cash as partial liquidated damages 1.25% of the aggregate purchase price paid by such holder for the convertible notes and warrants for the first six months, which shall increase to 1.5% thereafter.

A Registration Statement for 11,100,000 shares of common stock underlying warrants at $1.40 and 10,000,000 shares of common stock underlying convertible promissory note at $1.30 per share was deemed effective December 6, 2006.  The Company registered all shares that were currently possible to be registered under Rule 415. The Company is required to register the remaining 18,461,538 shares of our common stock underlying the convertible note as well as an additional 25% of the aggregate shares registered pursuant to our registration rights agreement and will continue to act with due diligence to register these shares when allowed by the Securities and Exchange Commission. Effectiveness of these additional registrations is subject to the approval of the Securities and Exchange Commission.  Management believe that it has complied with the registration agreement however if the Company was deemed responsible for penalties, the maximum penalty assessable based upon an inability to register any further shares through the date an investor could sell pursuant to 144K could be approximately $6.5 million. On a separate matter, the Company has accrued an interest expense, estimated at $262,000, related to the initial late filing of the registration statement pending any settlement.

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

Long-term debt as of June 30, 2007 and December 31, 2006 consists of the following:

	June 30,	December 31,
	2007	2006
Notes payable-World Products Inc. shareholders, payable at LIBOR, convertible at $1.50 per share, due September 2007	$ -	$525,000
Deferred rent on operating leases	38,373	-
Other promissory notes and capital leases	212,279	114,208
Senior secured, interest payable at 8.00% due June 29, 2010, convertible at $1.30 per share	37,000,000	37,000,000
	37,250,652	37,639,208
Less current portion	(90,487)	(60,765)
Unamortized discount on long-term debt of beneficial conversion feature and warrants	(7,973,141)	(9,304,429)
Long-term debt, excluding current portion	$29,187,024	$28,274,014

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2007

NOTE H – SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS (continued)

Notice of Default on Senior Securities

On June 29, 2006, the Company entered into a $37 million convertible debt financing with a group of institutional investors. Under the terms of agreement, the Company issued convertible notes that accrue interest at a rate of 8% per annum, payable quarterly in arrears beginning on October 2, 2006. A member of the lending group which loaned our Company $1,000,000 is Iroquois Master Fund Ltd. On April 10, 2007, Iroquois Master Fund provided our Company a written default notice stating that the Company had failed to pay interest on their note and provided the Company with their wire details. Immediately upon receipt of the wire details, the Company made full payment of the interest due. The Company’s position is that there was miscommunication of payment details and a good faith attempt on the Company’s part to communicate this to Iroquois Master Fund. The Company’s position is after payment of interest, management believed in good faith that the matter was addressed to the satisfaction of both parties On April 20, 2007, the Company received a second default notice seeking penalties and stating their rights under default. The Company promptly paid the $3,406 penalty to the account provided. The lenders' rights under default are the payment of 125% of the principal amount due plus interest and penalties. Iroquois Master Fund has filed suit against the Company on June 19, 2007 in the Supreme Court of the State of New York County of New York for breach of contract. The Company firmly believes that it has acted in good faith and plaintiff's claim is without merit. The Company has retained counsel and will vigorously defend this action.

Our Subsidiary SecurePay.com, Inc:

United States District Court of Arizona by Net MoneyIN, Inc. (plaintiff) vs. Mellon Financial Corp., et al (defendants) (Cause No. CV-01-441-TUC-RCC) is an industry-wide suit against numerous defendants based on intellectual property infringement. A default judgement has been rendered against several of the parties, including SecurePay. Removal of this judgment is currently being sought. SecurePay views this suit to be without merit.

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2007

NOTE I – TEMPORARY EQUITY

Common shares subject to put obligation

Between June 15, 2007 and June 29, 2007, the former shareholders of Charge.com had the right to put to the Company up to 9,398,058 shares of Company common stock at a per share price of $1.33825 per share or $12,576,951. The former shareholders of Charge.com decided not to exercise their put right in consideration of a higher per share purchase price and a later opportunity to exercise their Put Right. On July 3, 2007, the parties amended the Agreement and Plan of Merger dated as of December 19, 2005 to provide the former shareholders of Charge.com, Inc the right, between December 17, 2007 and 5:00 PM (Eastern Standard Time) December 28, 2007, to require the Company to repurchase up to 9,398,058 shares of Company common stock at a price of $1.37785 per share. If a former shareholder exercises its Put Right, the Company must purchase the shares by no later than January 4, 2008 at the purchase price, plus interest at an annual rate of 12% accruing from September 28, 2007 and at an annual rate of 18% from October 31, 2007.

NOTE J – SUBSEQUENT EVENTS

Valadata, Inc. contingent payment

On July 11, 2006, when the Company acquired Valadata, Inc., the Company agreed to pay approximately an additional $1.5 million over the next two years subject to performance milestones. These payments are secured by a security agreement granting a continuing security interest in the assets of Valadata, Inc. The Company has determined that the performance milestones were not met as of July 11, 2007 and no further obligation exists.

Charge.com, Inc acquisition agreement amendment

On July 3, 2007, the Company and the former shareholders of Charge.com amended the Agreement and Plan of Merger dated as of December 19, 2005 giving the former shareholders the right, between December 17, 2007 and 5:00 PM (Eastern Standard Time) on December 28, 2007, to require the Company to repurchase the shares of stock issued to them at a price of $1.37785 per share. If a former shareholder exercises its put right, the Company must purchase the shares by no later than January 4, 2008 at the purchase price, plus interest at an annual rate of 12% accruing from September 28, 2007 and at an annual rate of 18% from October 31, 2007.

Common stock issuances

Common stock issuances of 1,642,903 shares valued at $1.61 million were made to the shareholders of Paynet Systems, Inc. after June 30, 2007 in settlement of contingent consideration.

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2007

NOTE K- PRIOR-PERIOD ADJUSTMENTS (CORRECTION OF ERRORS)

In connection with the preparation of the Quarterly report on Form 10-QSB of the Company for the six months ended June 30, 2007 we reviewed the accounting for certain stock repurchase obligations made in connection with our acquisition of Charge.com, Inc which had previously been considered to be conditional obligations under the terms of Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. After reviewing this arrangement under the terms of Topic No. D-98: “Classification and Measurement of Redeemable Securities”, we believe that the shares issued to the former Charge.com, Inc stockholders should be considered temporary equity and classified as common shares subject to put obligations. The company has reviewed this with its current and former independent registered public accounting firms and has identified certain adjustments that necessitate the restatement of its financial statements for years ended December 31, 2005 and 2006 and are summarized as follows:

The following table illustrates the correction of error as shown on the face of the Company’s balance sheets:

	As previously reported 12/31/06	Restatement Adjustment 12/31/06	As restated 12/31/06	As previously reported 12/31/05	Restatement Adjustment 12/31/05	As restated 12/31/05
Temporary Equity
Common shares subject to put obligation	$ --	$12,576,951	$12,576,951	$ --	$11,747,572	$11,747,572
Common Stock	48,016	(9,398)	38,618	38,594	(9,398)	29,196
Additional paid-in capital	35,041,816	(11,738,174)	23,303,642	18,900,948	(11,738,174)	7,162,774
Retained deficit	(4,455,722)	(829,379)	(5,285,101)	(2,169,887)	$ --	(2,169,887)
Total Stockholders’ Equity	$30,596,850	$(12,576,951)	$18,019,899	$22,549,862	$(11,747,572)	$10,802,290
Effect on loss per share	$(0.05)	$ (0.02)	$(0.07)	$0.01	$ 0.00	$0.01

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

Overview

We are an integrated provider of merchant payment processing services and other related software products. We currently deliver credit and debit card-based payment processing solutions to small to medium-sized merchants who operate either in a physical "brick and mortar" business environment, over the Internet, or in mobile or wireless settings via cellular-based wireless devices. Our payment processing services enable merchants to process both traditional card-present, or "swipe" transactions, as well as card-not-present transactions. Significant market research supports the following on the company's industry:

•

The Nilson Report, a leading industry publication that tracks the transaction processing industry, reported purchases by U.S. consumers using credit cards will grow to $2.28 trillion in 2008. Additionally, forecasts estimate that purchase volume by U.S. consumers using Visa credit cards will increase 63% from 2003 through 2008, while MasterCard usage is projected to increase by 46% during the same period.

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

Online proprietary digital applications,
Proprietary shopping cart and gateway services,
Wireless cellular phone software to enable mobile card payment acceptance.

Overview – Financial and Operational Highlights – Three months ended June 30, 2007

•	During the three months ended June 30, 2007, we continued our growth by acquiring new merchant accounts organically through our sales channels.

•	Our processing volume for the three months ended June 30, 2007 was $373 million, a 40% increase from the $266 million processed during the same period in 2006.

•

Revenues increased $4.6 million or 56.5% to $13.0 million for the three months ended June 30, 2007 from $8.4 million for the three months ended June 30, 2006. Revenue growth was impacted by both acquisitions in 2006 and recognizing organic revenue growth for the three months ended June 30, 2007.

•

Gross Profit, which is defined as total revenue less interchange fees, cost of services sold and cost of goods sold, increased 34.0% to $ 4.4 million for the three months ended June 30, 2007 from $3.3 million during the three months ended June 30, 2006.

•

Operating Income decreased to $399,000 for the three months ended June 30, 2007 from $545,000 during the three months ended June 30, 2006. Operating Income, as a percentage of sales, decreased to 3.1% for the three months ended June 30, 2007 as compared to 6.5% for the three months ended June 30, 2006.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements require us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses, as well as our related disclosure of contingent assets and liabilities. Estimates include, among other things, capitalized customer acquisition costs, loss reserves, certain accounts payable and accrued expenses, certain tax assets and liabilities, convertible debt, amortization, valuation of intangibles and equity instruments. On an ongoing basis, we evaluate our estimates. Actual results could differ from those estimates.

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

We follow the requirements of EITF 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent”, in determining our revenue reporting. Generally, we report revenues at the time of sale on a gross basis where we are the primary obligor in the arrangement, have latitude in establishing the price of the services, change the product and perform part of the service, have discretion in supplier selection, have latitude in determining the product and service specifications to meet our clients needs and assume credit risk. Revenues generated from certain portfolios are reported net of interchange, as required by EITF 99-19, where we may not have credit risk, or the ultimate responsibility for the merchant accounts.

This amount includes interchange paid to card issuing banks and assessments paid to credit card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants.

Merchant Deposits and Loss Reserves

We follow the Financial Accounting Standards Board Interpretation No. 45: Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"), which requires all guarantees to be recorded at their fair value at inception. We believe our potential liability for the full amount of the operating losses discussed above is a guarantee under FIN 45. We estimate the fair value of these guarantees by adding a fair value margin to our estimate of losses. This estimate of losses is comprised of known losses and a projection of future losses based on a percentage of direct merchant credit card and debit card sales volumes processed. Disputes between a cardholder and a merchant periodically arise due to the cardholder's dissatisfaction with merchandise quality or the merchant's service, and the disputes may not always be resolved in the merchant's favor. In some of these cases, the transaction is ''charged back'' to the merchant and the purchase price is refunded to the cardholder by the credit card-issuing institution. If the merchant is unable to fund the refund, we are liable for the full amount of the transaction. We maintain deposits from certain merchants as an offset to potential contingent liabilities that are the responsibility of such merchants. At June 30, 2007 and December 31, 2006, we held merchant deposits totaling $376,000 and $266,000, respectively. Additionally, we have a recovery team that is responsible for collecting "charge backs". Our company evaluates its ultimate risk and records an estimate of potential loss for charge backs related to merchant fraud based upon an assessment of actual historical fraud loss rates compared to recent processing volume levels. At June 30, 2007 and 2006, our loss reserve totaled $103,000 and $82,000 respectively.

Deferred Customer Acquisition Costs

Deferred customer acquisition costs consist of up-front signing bonus payments made to sales personnel (our sales force), and cash payments made to external vendors resulting in the establishment of new merchant relationships. Deferred acquisition costs represent incremental, direct customer acquisition costs that are recoverable through future operations, contractual minimums, and/or penalties in the case of early termination. The deferred customer acquisition costs are amortized over the three-year term of the contract the merchant enters into with us. In the event the customer cancels the contract or ceases operations, we expense the un-amortized balance of deferred acquisition costs. Generally, the acceleration or expensing of any unamortized deferred acquisition cost is offset by a termination fee the company charges the customer for opting out of their contractual obligation. During the six months ended June 30, 2007, we incurred $1.7 million of customer acquisition related expenses, of which, $340,000 was capitalized. During the six months ended June 30, 2006, we incurred $1.1 million of customer acquisition related expenses of which, $117,000 was capitalized. We amortized $289,000 and $193,000 of previously capitalized customer acquisition costs for the six months ended June 30, 2007 and 2006, respectively.

Management evaluates the deferred customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage quarter of origination, the active accounts against the original boarded accounts in relationship to the carrying amount of the deferred customer acquisition costs. Our deferred customer acquisition cost was approximately $500,000 and $450,000 as of June 30, 2007 and December 31, 2006, respectively.

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

Earnings per common share

Basic earnings per common share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period. Earnings available to common shareholders are the same as reported net income for all periods presented.

Diluted earnings per common share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period and the impact of securities that, if exercised, would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period generally are assumed to have a dilutive effect on earnings per common share.

	Six months ended June 30,
	2007	2006
Basic and diluted net earnings(loss)	$(1,926,008)	$(1,837,777)
Weighted average shares outstanding – basic	48,093,858	41,601,496
Plus: Common stock equivalent shares assumed from conversion of options	N/A	N/A
Weighted average shares outstanding – diluted	N/A	N/A
Basic and diluted (loss) per common share	$(0.04)	$(0.04)
	Three months ended June 30,
	2007	2006
Basic and diluted net earnings(loss)	$(827,598)	$(1,484,200)
Weighted average shares outstanding – basic	48,103,849	44,151,344
Plus: Common stock equivalent shares assumed from conversion of options	N/A	N/A
Weighted average shares outstanding – diluted	N/A	N/A
Basic and diluted (loss) per common share	$(0.02)	$(0.03)

Results of Operations

Six months ended June 30, 2007 Compared to Six Months Ended June 30, 2006

The following table shows certain income statement data as a percentage of revenue for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 (in thousands of dollars):

	Six Months ended June 30, 2007	% of Revenue	Six Months ended June 30, 2006	% of Revenue	Change	% Change
Revenue	24,937	100%	15,809	100%	9,128	58%
Interchange	11,536	46.3%	6,741	42.6%	4,795	71%
Other cost of services/goods sold	5,093	20.4%	2,912	18.4%	2,181	75%
Total costs of services and goods sold	16,629	66.7%	9,653	61.1%	6,976	72%
Gross profit	8,308	33.3%	6,156	38.9%	2,152	35%
Salaries and payroll costs	3,340	13.4%	3,017	19.1%	322	11%
Other selling, general and administrative	2,523	10.1%	1,504	9.5%	1,019	68%
Customer acquisition cost amortization	289	1.2%	193	1.2%	95	49%
Depreciation and amortization	1,521	6.1%	923	5.8%	598	65%
Total operating expenses	7,673	30.8%	5,638	35.7%	2,035	36%
Income from operations	635	2.5%	518	3.3%	117	23%

Other income (expenses)	(3,041)	-12.2%	(3,642)	-23.0%	(601)	-17%
Income (Loss) before income taxes	(2,406)	-9.6%	(3,124)	-19.8%	718	23%
Income tax benefit	(480)	-1.9%	(1,286)	-8.1%	806	-63%
Net income (loss)	(1,926)	-7.7%	(1,838)	-11.6%	(88)	-5%

Comparisons of six months ended June 30, 2007 and June 30, 2006

Changes in revenues, interchange expense, other costs of goods and services sold, and gross profit were primarily a result of our acquisitions of Paynet Systems, Inc. and Valadata, Inc. in July 2006 and of organic growth.

Revenues

Revenues increased $9.1 million or 57.7% to $24.9 million for the six months ended June 30, 2007 from $15.8 million for the six months ended June 30, 2006. This increase was primarily attributable to a combination of internal sales and marketing efforts, the purchase of selective merchant account portfolios and the successful integration of Valadata and Paynet Systems acquired in July 2006.

Interchange Expenses

Interchange expenses increased $4.8 million or 71.1% to $11.5 million for the six months ended June 30, 2007 from $6.7 million for the six months ended June 30, 2006. The increase was primarily attributable to a 45% increase in processing volume to $748.6 million for the six months ended June 30, 2007 and the transactional characteristics of the acquired portfolios.

Other costs of goods and services sold

Other costs of goods and services sold increased $2.2 million or 75% to $5.0 million for the six months ended June 30, 2007 as compared to $2.9 million for the six months ended June 30, 2006. This resulted from and increased processing volume and an increase in assessments from credit card associations.

Gross Profit

Gross profit increased $2.2 million or 35% to $8.3 million for the six months ended June 30, 2007 from $6.2 million for the six months ended June 30, 2006.

Operating Expenses

Total operating expenses increased $2.0 million or 36.1% to $7.6 million for the six months ended June 30, 2007 from $5.6 million for the six months ended June 30, 2006. The increase in operating expense is attributable to the increase in personnel, sales and marketing and depreciation and amortization of assets. The major components of operating expense include;

•

Salaries and payroll related costs increased $322,000 or 10.7% to $3.3 million for the six months ended June 30, 2007 as compared to $3.0 million for the six months ended June 30, 2006. The increase was due primarily to the expansion of our sales and marketing efforts, which included additional personnel and the resulting expenses related to managing higher processing volume. 2007 salaries and payroll cost included one time payments of $142,000, share-based payments of $74,000 and a reduction of $81,000 to share-based payments for the forfeiture of options during the six months ended June 30, 2007.

•

Selling, general and administrative expenses increased $1,019,000 or 67.8% to $2.5 million for the six months ended June 30, 2007 as compared to $1.5 million for the six months ended June 30, 2006. A $259,000 increase was due primarily to a planned increase in our advertising and marketing efforts. We anticipate seeing the results of these expenditures represented in subsequent quarters. Another variable influencing the increase in general and administrative costs is the expansion of our facilities in the fourth quarter of 2006. Additionally we experienced an increase of $114,000 in the amount of bad debt expenses. 2007 selling, general and administrative expense includes $113,000 of share based payments.

•	Deferred customer acquisition cost amortization increased $95,000 or 49% to $289,000 for the six months ended June 30, 2007 as compared to $193,000 for the six months ended June 30, 2006.
•

Depreciation and amortization increased $598,000 or 64.8% to $1.5 million for the six months ended June 30, 2007 as compared to $0.9 million for the six months ended June 30, 2006. The increase was mainly attributable to the amortization and depreciation of assets acquired in the Paynet and Valadata acquisitions plus the amortization of acquired portfolios.

Operating Income

Operating income increased $117,000 or 22.6% to $635,000 for the six months ended June 30, 2007 from $518,000 for the six months ended June 30, 2006. Operating income as a percentage of gross revenue was 2.5% for the six months ended June 30, 2007 as compared to 3.2% for the six months ended June 30, 2006.

Other Expenses

Other expenses decreased $0.6 million to $3.0 million for the six months June 30, 2007 from $3.6 million for the six months ended June 30, 2006. Other expenses primarily consisted of $3.2 million related to interest expense for the six months ended June 30, 2007, which included cash interest of $1.5 million, accrued late filing penalties under the registration payment arrangement of $0.2 million and $1.5 million of amortization of debt issuance costs and discount on long-term debt.

Income Tax

Income tax benefit decreased to $ 480,000 for the six months ended June 30, 2007 from a tax benefit of $1,286,000 for the six months ended June 30, 2006. The decrease was primarily due to changes in net deferred tax assets and deferred tax liability balances as of the end of the six months. The decrease in income before income taxes is due in part to the increase in other expenses as outlined above.

Net income

As a result of the above factors, net loss increased from $(1.8) million for the six months ended June 30, 2006 to $(1.9) million for the six months ended June 30, 2007.

Results of Operations

Three months ended June 30, 2007 Compared to Three Months Ended June 30, 2006

The following table shows certain income statement data as a percentage of revenue for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 (in thousands of dollars):

	Three Months ended June 30, 2007	% of Revenue	Three Months ended June 30, 2006	% of Revenue	Change	% Change
Revenue	13,082	100%	8,359	100%	4,722	57%
Interchange	6,025	46.1%	3,611	43.2%	2,414	67%
Other cost of services/goods sold	2,657	20.3%	1,465	17.5%	1,192	81%
Total costs of services and goods sold	8,682	66.4%	5,076	60.7%	3,606	71%
Gross profit	4,399	33.6%	3,283	39.3%	1,116	34%
Salaries and payroll costs	1,712	13.1%	1,433	17.1%	280	20%
Other selling, general and administrative	1,332	10.2%	739	8.8%	593	80%
Customer acquisition cost amortization	189	1.4%	96	1.2%	92	96%
Depreciation and amortization	767	5.9%	470	5.6%	296	63%
Total operating expenses	4,000	30.6%	2,738	32.8%	1,262	46%
Operating income	399	3.1%	545	6.5%	(146)	-27%

Other income (expense)	(1,460)	-11.2%	(2,909)	-34.8%	1,449	50%
Income (loss) before income taxes	(1,060)	-8.1%	(2,364)	-28.3%	1,304	-55%
Provision for (benefit from) income taxes	(233)	-1.8%	(880)	-10.5%	647	74%
Net income (loss)	(828)	-6.3%	(1,484)	-17.8%	657	44%

Comparisons of three months ended June 30, 2007 and June 30, 2006

Changes in revenues, interchange expense, other costs of goods and services sold, and gross profit were primarily a result of our acquisitions of Paynet Systems and Valadata in July 2006.

Revenues

Revenues increased $4.7 million or 56.5% to $13.1 million for the three months ended June 30, 2007 from $8.4 million for the three months ended June 30, 2006. This increase was primarily attributable to a combination of internal sales and marketing efforts, the purchase of selective merchant account portfolios and the successful integration of Valadata and Paynet Systems acquired in July 2006.

Interchange Expenses

Interchange expenses increased $2.4 million or 66.8% to $6.0 million for the three months ended June 30, 2007 from $3.6 million for the three months ended June 30, 2006. The increase was primarily attributable to a 40% increase in processing volume to $373.0 million for the three months ended June 30, 2007 and the transactional characteristics of the acquired portfolios.

Other costs of goods and services sold

Other costs of goods and services sold increased $1.2 million or 81% to $2.7 million for the three months ended June 30, 2007 as compared to $1.5 million for the three months ended June 30, 2006. This resulted from and increased processing volume and an increase in assessments from credit card associations.

Gross Profit

Gross profit increased $1.1 million or 35% to $4.4 million for the three months ended June 30, 2007 from $3.3 million for the three months ended June 30, 2006.

Operating Expenses

Total operating expenses increased $1.3 million or 46.1% to $4.0 million for the three months ended June 30, 2007 from $2.7 million for the three months ended June 30, 2006. The increase in operating expense is attributable to the increase in personnel, sales and marketing and depreciation and amortization of assets. The major components of operating expense include;

•

Salaries and payroll related costs increased $280,000 or 19.5% to $1.7 million for the three months ended June 30, 2007 as compared to $1.4 million for the three months ended June 30, 2006. The increase was due primarily to the expansion of our customer service and marketing efforts, which included additional personnel and the resulting expenses related to managing higher processing volume. 2007 salaries and payroll cost included one time payments of $142,000, share-based payments of $17,000 and a reduction of $81,000 to share-based payments for the forfeiture of options during the quarter

•

Selling, general and administrative expenses increased $593,000 or 80.3% to $1.3 million for the three months ended June 30, 2007 as compared to $0.7 million for the three months ended June 30, 2006. A $232,000 increase was due primarily to a planned increase in our advertising and marketing efforts. We anticipate seeing the results of these expenditures represented in subsequent quarters. Another variable influencing the increase in general and administrative costs is the expansion of our facilities in the fourth quarter of 2006. Additionally we experienced an increase of $235,000 in the amount of bad debt expenses. 2007 selling, general and administrative expenses included $62,000 of share based payments during the quarter.

•	Deferred customer acquisition cost amortization increased $92,000 or 96% to $189,000 for the three months ended June 30, 2007 as compared to $96,000 for the three months ended June 30, 2006.
•

Depreciation and amortization increased $296,000 or 61% to $767,000 for the three months ended June 30, 2007 as compared to $470,000 for the three months ended June 30, 2006. The increase was mainly attributable to the amortization and depreciation of assets acquired in the Paynet and Valadata acquisitions plus the amortization of acquired portfolios.

Operating Income

Operating income decreased $146,000 or 27% to $399,000 for the three months ended June 30, 2007 from $545,000 for the three months ended June 30, 2006. Operating income as a percentage of gross revenue was 3.1% for the three months ended June 30, 2007 as compared to 6.5% for the three months ended June 30, 2006.

Other Expenses

Other expenses decreased $1.4 million to $1.5 million for the three months ended June 30, 2007 from $2.9 million for the three months ended June 30, 2006. Other expenses primarily consisted of $1.6 million related to interest expense for the three months ended June 30, 2007, which included cash interest of $723,000, accrued registration payment arrangement of $116,000 and $758,000 of amortization of debt issuance costs and the discount on long-term debt.

Income Taxes

Income tax benefit decreased to $ 233,000 for the three months ended June 30, 2007 from a tax benefit of $880,000 for the three months ended June 30, 2006. The increase was primarily due to changes in net deferred tax assets and deferred tax liability balances as of the end of the year. The decrease in income before income taxes is due in part to the increase in other expenses as outlined above.

Net income

As a result of the above factors, net loss decreased from $(1,484,000) for the three months ended June 30, 2006 to $(827,000) for the three months ended June 30, 2007.

Balance Sheet Information

	June 30, 2007	December 31, 2006 (restated)

Selected Balance Sheet Data	(in thousands)
Cash and cash equivalents	$3,456	$2,770
Other current assets	2,878	3,675
Property and equipment, net	1,375	1,117
Goodwill	43,459	38,822
Merchant portfolios, residual rights and other intangibles, net	14,955	15,586
Other assets	3,510	3,054
Total assets	$69,632	$65,024

Accounts payable and other current liabilities	$8,450	$2,513
Long-term debt and notes payable	32,441	31,914
Total liabilities	40,891	34,427
Total temporary equity	12,577	12,577
Total stockholders' equity	16,164	18,020
Total liabilities and stockholders' equity	$69,632	$65,024

June 30, 2007 Compared to December 31, 2006

Total assets increased $4.6 million or 7.1% to $69.6 million at June 30, 2007 from $65.0 million at December 31, 2006. The increase was primarily attributable to increases in goodwill and the merchant portfolio acquisitions of Paynet and Valadata. Additionally, receivables, deferred acquisition and financing costs, restricted cash, and property and equipment expanded commensurate with business growth. Cash and cash equivalents increased by $0.7 million or 24.7%, as the result of cash flow from operations and financing was greater than investing activities.

Receivables, which primarily result from our practice of advancing interchange and processing fees to most of our merchants during the processing month and collecting those fees from our merchants at the beginning of the following month, as well as recognizing other revenue on an accrual basis and collecting the funds in the ensuing periods, decreased $0.4 million, or 13.2%, to $2.6 million at June 30, 2007 from $3.0 million at December 31, 2006. The decrease in receivables from merchants was primarily due to the impact of the collection of receivables from higher processing volumes during the fourth quarter of 2006 and the collection of annual fees in first quarter 2007.

Property and equipment, net increased $258,000, or 23.1%, due to the continued build-out of our technology infrastructure, primarily for the hardware and software required for the expansion of the company's core operating platform and secure payment gateway.

Goodwill increased $4.6 million or 11.9% and merchant portfolio residual rights decreased a net amount of 630,000, or -4.0%, which reflects the result of our acquisition of $730,000 in merchant portfolios, as well accrual of a purchase price of $5.2 million contingency related to our acquisition of Paynet Systems, Inc and the final contingent payment from a merchant portfolio acquired in 2006.

Total liabilities increased $6.5 million or 18.8% to $40.9 million at June 30, 2007 from $34.4 million at December 31, 2006. The rise was primarily due to increases in accrued liabilities related to our acquisition of Paynet Systems, Inc and an increase in lease obligations related to new telecommunications equipment as well as furniture, equipment and leasehold improvements related expanded office facilities.

Temporary equity of $12.6 million was the result of the restatement of stockholders’ equity in order to recognize that the repurchase obligation or “Put Right” related to the Charge.com acquisition was temporary equity and not permanent equity. Total stockholders' equity decreased $1.9 million from December 31, 2006, primarily due net losses during the six months ended June 30, 2007.

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

Liquidity and Capital Resources

	Six months ended June 30,
	2007	2006
Selected Statement of Cash Flows Data	(in thousands)
Cash flow from operations	$872	$(165)
Cash flow from investing activities	(273)	(18,276)
Cash flow financing activities	86	16,859
Total change in cash	685	(1,583)
Cash balance, period end	$3,456	$ 672

At June 30, 2007, we had a cash balance of $3.5 million compared to $2.8 million at December 31, 2006. Cash flow from operations may not be sufficient over the next twelve months to fund operating and debt obligations. We may continue to need debt and/or equity financing to meet our obligations. . Management believes, but can not assure that this is acheiveable. If such financing could not be raised, we would attempt to re-negotiate the Put Right, reduce our operating expenses and capital expenditures or liquidate certain assets to pay this obligation.

Contingent cash payments over the next 12 months are as follows. Pursuant to the Charge.com acquisition, each of the former Charge.com shareholders (the "Charge Shareholders") has the right to sell up to 9,398,058 shares of Pipeline common stock back to Pipeline at a price of $1.37785 per share. The former shareholders must notify Pipeline of their decision between December 17, 2007 and 5:00 p.m. (Eastern Standard Time) on December 28, 2007 (the "Put Right"). If a Charge Shareholder exercise their Put Right, the Company must purchase the shares by no later than January 4, 2008 at the purchase price, plus interest at the annual rate of 12% accruing from September 28, 2007 and at the annual rate of 18% from October 31, 2007. If the Charge Shareholders exercised their Put Right we would need debt and/or equity financing to meet this obligation. If such financing could not be raised, we would attempt to re-negotiate the Put Right or liquidate certain assets to pay this obligation.

Pursuant to the Paynet acquisition, if certain milestones were reached by July 1, 2007, we were required to pay the former Paynet Systems shareholders $3.0 million in cash. Those milestones were reached. Pursuant to the Valadata acquisition, in the event certain milestones were reached by July 2007, we could have been required to pay the former Valadata shareholders up to an additional $782,631. Those milestones were not reached.

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

Cash Flow Provided by (Used by) Operating Activities

Net cash provided by operating activities was $0.9 million for the six months ended June 30, 2007, an increase of $1.0 million from a use of cash of $165,000 for the six months ended June 30, 2006. Cash interest expense consumed $1,488,000 for the six months ended June 30, 2007, a decrease of $34,995 from $1,523,287 for the six months ended June 30, 2006. Additionally, sources of cash of $957,000 resulted from changes in net operating assets and liabilities.

Cash Flow Provided by (Used by) Investing Activities

Net cash used by investing activities was $273,000 for the six months ended June 30, 2007 as compared to a use of $18.3 million for the six months ended June 30, 2006.

$300,000 of funds were provided from the repayment to us of outstanding notes receivable during the six months ended June 30, 2007

Total capital expenditures for the three months ended June 30, 2007 were $371,000 compared to $335,000 invested in the six months ended June 30, 2006. These expenditures were primarily related to the continued build-out of our technology infrastructure. We anticipate that these expenditures may increase as we further develop our technology.

Cash Flow Provided by (Used by) Financing Activities

Net cash provided by financing activities was $86,000 for the six months ended June 30, 2007 as compared to $16.9 million for the six months ended June 30, 2006. The increase is from additional equipment purchases being financed by leases.

Non-GAAP Measures

Pipeline Data, Inc. presents its financial results in accordance with generally accepted accounting principles in the United States (GAAP). However, in order to provide the investment community with a broader means of evaluating the operating performance of its operations, Pipeline Data is providing non-GAAP measures, including earnings before interest, taxes, depreciation and amortization (“EBITDA”). Any non-GAAP measures should be considered in context with the GAAP financial presentation and should not be considered in isolation or as an alternative to cash flow from operating activities or as a substitute for GAAP net earnings. Other companies may calculate EBITDA differently than we do and may not be comparable to similarly titled measures reported by other companies.

Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures

The following table reconciles the differences between Pipeline Data’s net loss as determined under US generally accepted accounting principles (GAAP) and EBITDA as well as EBITDA adjusted for certain non recurring and non-cash transactions.

(Amounts in thousands)	Six month period ended June 30		Three month period ended June 30
	2007	2006	2007	2006
Net (loss)	$(1,926)	$(1,838)	$(828)	$(1,484)
Interest expense	3,151	1,534	1,513	783
Loss on early retirement of debt	-	2,140	-	2,140
Income tax benefit	(480)	(1,286)	(233)	(880)
Depreciation and amortization	1,521	923	767	470
Amortization of customer acquisition costs	289	193	189	96
EBITDA	2,555	1,666	1,408	1,125
Non-recurring salary compensation	162	76	162	4
Stock-based compensation classified as salaries	74	232	17	(26)
Forfeitures of stock based compensation	(81)	-	(81)	-
Stock-based payments for services	113	179	62	151
Adjusted EBITDA	$2,823	$2,153	$1,568	$1,254

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

In February 2007, the Financial Accounting Standards Board issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 applies to all entities, including not-for-profit organizations. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This statement is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. The Company has not yet determined the effect of SFAS No. 159 on its financial position, operations or cash flows.

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

Our interest expense is sensitive to changes in the general level of interest rates.  At June 30, 2007, $525,000 of our outstanding indebtedness was at variable interest rates based on LIBOR. A rise in LIBOR rates of one percentage point would result in additional annual interest expense of $5,250.

We do not hold derivative financial or commodity instruments, nor do we engage in any foreign currency denominated transactions, and all of our cash and cash equivalents are held in money market and checking funds.

ITEM 4T.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

During the review of our financial statements for the three and six month periods ended June 30, 2007, our independent registered public accounting firm identified a misclassification of a financial instrument which formed part of non-routine complex equity transaction. As discussed elsewhere herein in this Form 10-QSB, the Company determined to restate its previously filed forms 10-KSB for the years December 31, 2005 and 2006 to re-classify this financial instrument as temporary equity as opposed to permanent equity.

Auditing Standard Number 2 issued by the Public Company Accounting Oversight Board, or PCAOB, indicates that a restatement of previously issued financial statements is a “strong indicator that a material weakness in internal control over financial reporting exists.” Accordingly, our Chief Executive Officer and Chief Financial Officer have reviewed the Company’s disclosure controls and procedures to determine their effectiveness (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-QSB. As part of the evaluation, circumstances surrounding the restatement of our previously issued audited financial statements years ended December 31, 2005 and December 31, 2006 were reviewed.

With the exception of classification issues involved in the evaluation of accounting implications associated with non-routine contracts and non-routine complex equity transactions, the Chief Executive Officer and Chief Financial Officer believe that our current disclosure controls are adequate to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.  There have been no changes in the Company’s internal control over financial reporting as of the end of the period covered by this Quarterly Report on Form 10-QSB. that have materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting. On a going forward basis, management will continue to evaluate internal disclosure controls and procedures regarding non-routine contracts, non-routine complex equity transactions and the Company’s disclosure controls and procedures in general and intends to make changes as needed.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this quarterly report

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Pipeline:

On June 29, 2006, the Company entered into a $37 million convertible debt financing with a group of institutional investors. Under the terms of agreement, the Company issued convertible notes that accrue interest at a rate of 8% per annum, payable quarterly in arrears beginning on October 2, 2006. A member of the lending group which loaned our Company $1,000,000 is Iroquois Master Fund Ltd. On April 10, 2007, Iroquois Master Fund provided our Company a written default notice stating that the Company had failed to pay interest on their note and provided us their wire details. Immediately upon receipt of the wire details, the Company made full payment of the interest due. The Company’s position is that there was miscommunication of payment details and a good faith attempt on the Company’s part to communicate this to Iroquois Master Fund. The Company’s position is after payment of interest, management believed in good faith that the matter was addressed.to the satisfaction of both parties On April 20, 2007, the Company received a second default notice seeking penalties and stating their rights under default. The Company promptly paid the $3,406 penalty to the account provided. The lenders' rights under default are the payment of 125% of the principal amount due plus interest and penalties. Iroquois Master Fund has filed suit against the Company on June 19, 2007 in the Supreme Court of the State of New York County of New York for breach of contract. The Company firmly believes that it has acted in good faith and plaintiff's claim is without merit. The Company has retained counsel and will vigorously defend this action.

Our Subsidiary SecurePay:

Except for that certain suit in the United States District Court of Arizona by Net MoneyIN, Inc. (plaintiff) vs. Mellon Financial Corp., et al (defendants) (Cause No. CV-01-441-TUC-RCC), there are no material legal proceedings pending or, to our knowledge, threatened against SecurePay. The outstanding lawsuit is an industry-wide suit against numerous defendants based on intellectual property infringement. A default judgment has been rendered against several of the parties, including SecurePay. Removal of this judgement is currently being sought. SecurePay views this suit to be without merit.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases during the three months ended June 30, 2007

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share
May 1, 2007 to May 31, 2007	60,000	$0.50

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On June 29, 2006, the Company entered into a $37 million convertible debt financing with a group of institutional investors. Under the terms of agreement, the Company issued convertible notes that accrue interest at a rate of 8% per annum, payable quarterly in arrears beginning on October 2, 2006. A member of the lending group which loaned our Company $1,000,000 is Iroquois Master Fund Ltd. On April 10, 2007, Iroquois Master Fund provided our Company a written default notice stating that the Company had failed to pay interest on their note and provided us their wire details. Immediately upon receipt of the wire details, the Company made full payment of the interest due. The Company’s position is that there was miscommunication of payment details and a good faith attempt on the Company’s part to communicate this to Iroquois Master Fund. The Company’s position is after payment of interest, management believed in good faith that the matter was addressed.to the satisfaction of both parties On April 20, 2007, the Company received a second default notice seeking penalties and stating their rights under default. The Company promptly paid the $3,406 penalty to the account provided. The lenders' rights under default are the payment of 125% of the principal amount due plus interest and penalties. Iroquois Master Fund has filed suit against the Company on June 19, 2007 in the Supreme Court of the State of New York County of New York for breach of contract. The Company firmly believes that it has acted in good faith and plaintiff's claim is without merit. The Company has retained counsel and will vigorously defend this action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

Our annual meeting of stockholders was held on Wednesday, May 23, 2007 at the Embassy Suites located at 5955 Northpoint Parkway, Alpharetta, Georgia 30022 at 10:00 a.m. EDT, to elect seven (7) members of our Board of Directors to serve until the next annual meeting of stockholders, and until their successors have been duly elected and qualified; and to ratify and approve the appointment of our independent auditors for the fiscal year ending December 31, 2006.

ITEM 5. OTHER INFORMATION

On July 17, 2007 the Audit Committee of the Board of Directors of Pipeline Data Inc. (the "Company") dismissed Drakeford & Drakeford, LLC as the Company's independent registered public accounting firm. This dismissal occurred on July 17, 2007.

The audit reports of Drakeford & Drakeford, LLC on the Company's consolidated financial statements as of and for the fiscal years ended December 31, 2002, December 31, 2003, December 31, 2004, December 31, 2005 and December 30, 2006 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2002, December 31, 2003, December 31, 2004, December 31, 2005 and December 30, 2006 and for the interim period through July 17, 2007, the date the Company's engagement of Drakeford & Drakeford, LLC ended, there were no disagreements with Drakeford & Drakeford, LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Drakeford & Drakeford, LLC 's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

During the fiscal years ended December 31, 2002, December 31, 2003, December 31, 2004, December 31, 2005 and December 30, 2006 and for the interim period through July 17, 2007, the date the Company's engagement of Drakeford & Drakeford, LLC ended, Drakeford & Drakeford, LLC did not advise the Company of any reportable events under Item 304(a)(1)(iv) and (v) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

The Audit Committee of the Company's Board engaged J.H. Cohn LLP as the Company's new independent registered public accounting firm. During the fiscal years ended December 31, 2002, December 31, 2003, December 31, 2004, December 31, 2005 and December 30, 2006 and for the interim period through July 17, 2007, the date the Company's engagement of Drakeford & Drakeford, LLC ended, neither the Company nor anyone acting on the Company's behalf consulted J.H. Cohn LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company by J.H. Cohn LLP that J.H. Cohn LLP concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issues; or (ii) any matter that was either the subject of a "disagreement" or "event," as those terms are described in Item 304(a)(1)(iv) and (v) of Regulation S-K.

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

Date: August 20, 2007