Form 10QSB
period 2007-09-30
PIPELINE DATA INC
filed 2007-11-20
CIK 1086533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

PIPELINE DATA INC

Form 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarter ended September 30, 2007

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

Large Accelerated Filer ☐	Accelerated Filer ☐Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at November 3, 2007
Common Stock, $0.001 par value	49,731,937

PIPELINE DATA INC.

September 30, 2007 QUARTERLY REPORT ON FORM 10-QSB

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS	F-1 – F-26

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	1

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	14

ITEM 3A(T)	CONTROLS AND PROCEDURES	14

PART II	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	15

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	16

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	16

ITEM 4	SUMBISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	17

ITEM 5	OTHER INFORMATION	17

ITEM 6	EXHIBITS	18

SIGNATURES

PART I

ITEM 1. FINANCIAL STATEMENTS

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006	F-3

Condensed Consolidated Statements of Operations for the nine months ended September 30, 2007 and 2006 (unaudited)	F-5

Condensed Consolidated Statements of Operations for the three months ended September 30, 2007 and 2006 (unaudited) and 2006 (unaudited)	F-6

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 (unaudited)	F-7

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-9 - F-26

PIPELINE DATA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(unaudited)	(restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 1,358,016	$ 2,770,494
Accounts receivable, net	3,082,621	3,028,719
Interest receivable	-	7,778
Inventory	111,077	95,184
Prepaid expenses and other current assets	207,477	243,125
Note receivable	-	300,000

Total current assets	4,759,191	6,445,300

PROPERTY AND EQUIPMENT, net	1,400,142	1,117,380

OTHER ASSETS
Restricted cash	400,819	564,575
Merchant portfolios, residual rights and other intangibles, net	14,271,761	15,585,602
Debt issuance costs	1,016,836	1,294,154
Deferred customer acquisition costs, net	482,587	449,611
Notes receivable, net	744,650	693,792
Other	220,552	52,040
Goodwill and other intangibles with indefinite lives	43,458,990	38,821,893

Total other assets	60,596,195	57,461,667

TOTAL ASSETS	$ 66,755,528	$ 65,024,347

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$ 737,115	$ 1,522,229
Accrued expenses	1,381,475	582,710
Notes payable	554,559	-
Capital lease obligations	88,759	60,765
Accrued acquisition costs	579,911	-
Merchant deposits and loss reserve	667,678	347,670

Total current liabilities	4,009,497	2,513,374

LONG-TERM LIABILITIES
Notes payable-senior secured convertible	29,692,503	27,695,571
Notes payable-World Products Inc shareholders	-	525,000
Capital lease obligations	97,437	53,443
Deferred rent on operating lease	39,816	-
Deferred tax liabilities, net	2,535,033	3,640,109

Total long-term liabilities	32,364,789	31,914,123

Total liabilities	36,374,286	34,427,497

COMMITMENTS AND CONTINGENCIES

TEMPORARY EQUITY
Common stock subject to put obligations, 9,398,058 shares, issued and outstanding	12,949,114	12,576,951
Total temporary equity	12,949,114	12,576,951

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 5,000,000 shares authorized,
no shares issued or outstanding at September 30, 2007 and December 31, 2006	-	-
Common stock, $.001 par value: 150,000,000 shares authorized,

40,423,879 and 38,588,079 shares issued at September 30, 2007 and December 31, 2006, respectively	40,454	38,618
Additional paid-in capital	23,953,831	22,474,263
Accumulated deficit	(6,488,897)	(4,455,722)
Less: 90,000 and 30,000 shares of treasury stock, at cost, at September 30, 2007 and December 31, 2006, respectively	(73,260)	(37,260)

Total stockholders’ equity	17,432,128	18,019,899

TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY	$ 66,755,528	$65,024,347

The accompanying notes are an integral part of these financial statements.

PIPELINE DATA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

Nine months ended September 30, 2007	Nine months ended September 30, 2006
(restated)

Revenue	$ 37,691,849	$ 28,794,232

Interchange	17,479,837	12,558,649
Cost of services sold	6,893,794	5,624,364
Cost of goods sold	288,323	279,658

Total cost of services and goods sold	24,661,954	18,462,671

Gross profit	13,029,895	10,331,561

Operating expenses
Salaries and payroll cost	4,930,805	4,426,040
Selling, general and administrative	4,011,024	2,496,588
Customer acquisition cost amortization	461,388	195,021
Depreciation	181,893	97,116
Amortization	2,132,220	1,543,750

Total operating expenses	11,717,330	8,758,515

Income from operations	1,312,565	1,573,046

Other income and expenses
Interest and other income	136,515	61,578
Interest expense	(4,680,536)	(3,061,454)
Loss on early retirement of debt	-	(2,140,107)

Total other expenses	(4,544,021)	(5,139,983)

(Loss) before income taxes	(3,231,456)	(3,566,937)

Income tax benefit	1,198,281	1,340,717

Net loss attributable to common equity holders prior to deemed dividend	(2,033,175)	(2,226,220)
Deemed dividend on common stock subject to put obligation	(372,163)	(2,067,573)

Net loss after deemed dividend	$ (2,405,338)	$ (4,293,973)

Basic and diluted net loss per share attributable to common equity holders prior to deemed dividend	$ (0.04)	$ (0.05)

Basic and diluted net loss per share after deemed dividend:	$ (0.05)	$ (0.10)

Weighted average number of common shares outstanding-basic and diluted	48,434,072	43,436,596

The accompanying notes are an integral part of these financial statements.

PIPELINE DATA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

Three months ended September 30, 2007	Three months ended September 30, 2006
(restated)

Revenue	$ 12,754,369	$ 12,985,413

Interchange	5,943,613	5,817,649
Cost of services sold	1,998,966	2,906,003
Cost of goods sold	90,130	86,039

Total cost of services and goods sold	8,032,709	8,809,691

Gross profit	4,721,660	4,175,722

Operating expenses
Salaries and payroll cost	1,590,922	1,408,648
Selling, general and administrative	1,487,912	992,712
Customer acquisition cost amortization	172,613	1,690
Depreciation	64,069	38,091
Amortization	728,683	679,736

Total operating expenses	4,044,199	3,120,877

Income from operations	677,461	1,054,845

Other income and expenses
Interest and other income	26,079	29,061
Interest expense	(1,529,448)	(1,527,158)

Total other expenses	(1,503,369)	(1,498,097)

(Loss) before income taxes	(825,908)	(443,252)

Income tax benefit (expense)	718,741	54,809

Net loss attributable to common equity holders prior to deemed dividend	(107,167)	(388,443)
Deemed dividend on common stock subject to put obligation	(372,163)	(2,067,573)

Net loss after deemed dividend	$ (479,330)	$ (2,456,016)

Basic and diluted net loss per share attributable to common equity holders prior to deemed dividend	$ 0.00	$ (0.01)

Basic and diluted net loss per share after deemed dividend	$ (0.01)	$ (0.05)

Weighted average number of common shares outstanding-basic and diluted	49,124,777	46,837,552

The accompanying notes are an integral part of these financial statements.

PIPELINE DATA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30, 2007	For the nine months ended September 30, 2006
		(restated)
OPERATING ACTIVITIES:
Net (loss)	$ (2,033,175)	$ (2,226,220)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,314,113	1,640,866
Amortization of deferred customer acquisition costs	461,388	195,021
Loss on early retirement of debt	-	2,140,107
Stock based compensation	213,707	441,070
Amortization of debt issuance cost	277,319	101,452
Amortization of discount on long-term debt	1,996,932	716,401
Deferred taxes, net	(1,198,281)	(1,340,907)
Imputed interest income	(31,921)	-
Allowance for chargebacks and losses	130,167	27,453

Changes in operating assets and liabilities:
Accounts receivable	(203,008)	(796,671)
Interest receivable	7,778	56,367
Inventory	(15,893)	3,711
Prepaid expenses and other current assets	(12,465)	105,700
Deferred account acquisition costs	(494,364)	(132,566)
Other	(194,239)	(318,882)
Accounts payable and accrued expenses	45,103	292,343
Merchant deposits	320,009	110,760
Accrued rent	39,816	-

Net cash provided by operating activities	1,622,986	1,016,005

INVESTING ACTIVITIES:
Capital expenditures	(339,761)	(460,221)
Merchant portfolio and residual rights purchase	(168,628)	(1,774,663)
Notes receivable	300,000	179,068
Deferred acquisition costs	(75,000)	-
Acquisitions of businesses	(3,000,000)	(15,661,726)
Change in restricted cash	355,795	(99,931)

Net cash used in investing activities	(2,927,594)	(17,817,473)

FINANCING ACTIVITIES:
Proceeds from senior secured convertible notes, net	-	26,349,693
Warrants and beneficial conversion feature	-	10,650,307
Debt issuance cost	-	(1,488,927)
Debt service payments	-	(17,000,000)
Loss on early retirement of debt, net	-	(1,863,000)
Warrant and stock option exercise	2,763	708,078
Lease obligation payments and loan payments	(74,633)	(39,718)
Purchase of treasury stock	(36,000)	-

Net cash provided by (used in) financing activities	(107,870)	17,316,433

Net increase (decrease) in cash and cash equivalents	(1,412,478)	514,965
Cash and cash equivalents, beginning of period	2,770,494	2,254,664
Cash and cash equivalents, end of period	$ 1,358,016	$ 2,769,629

Supplemental disclosures:
Cash paid during the year for:

Interest	$ 2,347,332	$ 1,757,159

Non cash investing and financing activities:
Common stock issued as contingent acquisition cost	$ 1,637,097
Accrued merchant portfolio acquisitions	$ 579,911
Capital expenditures from lease prepayments and proceeds from lease financing	$ 194,735
Accounts receivable converted to notes receivable	$ 18,938
Deemed dividend on common stock subject to put obligation	$ 372,163	$ 2,067,573

The accompanying notes are an integral part of these financial statements

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2007

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

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company’s latest shareholders’ annual report (Form 10-KSB).

All adjustments, that in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01.

The results of operations for the three months and nine months ended September 30, are not necessarily indicative of the results of operations for the full year ending December 31, 2007.

The Company is in the process of restating its financial statements for the years ended December 31, 2005 and 2006 and quarterly periods within these years as well as the quarterly periods ended March 31, 2007 and June 30, 2007, for the correction of errors and intends to file amendments to previously filed reports. See Note K for the effects of the correction.

At September 30, 2007, the Company had a cash balance of $1.4 million compared to $2.8 million at December 31, 2006. Cash flow from operations may not be sufficient over the next twelve months to fund operations and repayment of debt obligations. Over the next twelve months, the Company has a contingent cash payment to the former shareholders of Charge.com, Inc. Pursuant to the Charge.com acquisition, each of the former Charge.com shareholders (the "Charge Shareholders") has the right to sell up to 9,398,058 shares of Pipeline common stock back to Pipeline at a price of $1.37785 per share. The former shareholders must notify the Company of their decision between December 17, 2007 and 5:00 p.m. (Eastern Standard Time) on December 28, 2007 (the "Put Right"). If a Charge Shareholder exercises their Put Right, the Company must purchase the shares by no later than January 4, 2008 at the purchase price, plus interest at an annual rate of 12% accruing from September 28, 2007 and at an annual rate of 18% from October 31, 2007. If the Charge Shareholders exercised their Put Right we would need debt and/or equity financing to meet this obligation. Management believes, but can not assure that this is achievable. If such financing could not be raised, we would attempt to re-negotiate the Put Right, reduce our operating expenses and capital expenditures or liquidate certain assets to pay this obligation.

Certain prior year amounts have been reclassified to conform to the current year presentation.

All intercompany balances and transactions with the Company’s subsidiaries have been eliminated upon consolidation.

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2007

Basis of Financial Statement Presentation (continued)

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

Concentrations

The majority of the Company’s merchant processing activity is processed by two key vendors. The Company believes that these vendors maintain appropriate backup systems and alternative arrangements to avoid a significant disruption of processing in the event of an unforeseen event.

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

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2007

Basis of Financial Statement Presentation (continued)

Earnings per common share

Basic earnings per common share is computed by dividing reported net loss available to common shareholders by the weighted average shares outstanding during the period. Net losses for purposes of computing basic and diluted earnings per share attributable to common shareholders are calculated as shown below for all periods presented.

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

	Nine months ended September 30,
	2007	2006
		(restated)
Net loss attributable to common equity holders for purposes of computing basic and diluted earnings per share	$(2,033,175)	$(2,226,220)
Less: Deemed dividend on common stock subject to put obligation	372,163	2,067,573
Net loss for purposes of computing basic and diluted earnings per share	$(2,405,338)	$(4,293,973)
Weighted average shares outstanding – basic and diluted	48,434,072	43,436,596
Basic and diluted (loss) per common share after deemed dividend	$(0.05)	$(0.10)

	Three months ended September 30,
	2007	2006
		(restated)
Net (loss) attributable to common equity holders for purposes of computing basic and diluted earnings per share	$(107,167)	$(388,443)
Less: Deemed dividend on common stock subject to put obligation	372,163	2,067,573
Net (loss) for purposes of computing basic and diluted earnings per share	$(479,330)	$(2,456,016)
Weighted average shares outstanding – basic and diluted	49,124,777	46,837,552
Basic and diluted (loss) per common share after deemed dividend	$(0.01)	$(0.05)

Each of (i) stock options to purchase 10,750,329 shares of common stock, (ii) warrants to purchase 16,389,923 shares of common stock and (iii) senior secured debt convertible into 28,461,538 shares of common stock, all outstanding as of September 30, 2007 were potentially dilutive and were not included within basic and diluted earnings per share because of the reported net loss. To do so would have been anti-dilutive for the three and nine months ended September 30, 2007 and 2006.

Goodwill and Intangibles

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

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2007

Basis of Financial Statement Presentation (continued)

Advertising

The Company expenses advertising costs as they are incurred. Advertising expenses for the nine months ended September 30, 2007 and 2006 were $818,163 and $402,355, respectively. Advertising expenses for the three months ended September 30, 2007 and 2006 were $271,438 and $137,918, respectively.

New accounting pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets” - an amendment to FASB SFAS No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No.156 did not have a material impact on the Company's financial position and results of operations.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and establishes guidelines for recognition and measurement of a tax position taken or expected to be taken in a tax return. We have adopted this statement which became effective on January 1, 2007. The Company has not made any adjustments as a result of the adoption of this interpretation.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. We are currently evaluating the impact on our consolidated financial statements of SFAS 157, which will become effective for us on January 1, 2008 for financial assets and January 1, 2009 for non-financial assets.

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

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2007

NOTE B – GOODWILL AND OTHER INTANGIBLES WITH INDEFINITE LIVES

The changes to the goodwill and other intangibles with indefinite life balance during the nine months ended September 30, 2007 are as follows:

Balance as of December 31, 2006	$38,821,893
Additions resulting from payment of contingent consideration	4,637,097
Balance as of September 30, 2007	$43,458,990

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

NOTE C - MERCHANT PORTFOLIOS, RESIDUAL RIGHTS AND OTHER INTANGIBLES, NET

During the nine months ended September 30, 2007, we purchased merchant processing portfolios totaling $748,539. The purchase price paid for the merchant processing portfolios has been assigned to merchant portfolios, residual rights and other intangibles in the accompanying condensed consolidated balance sheet and is being amortized over the expected life of seven years.

The changes to the merchant portfolio, residual rights and other intangibles balance during the nine months ended September 30, 2007 are as follows:

Merchant portfolio, residual rights and other intangibles balance as of December 31, 2006	$15,585,602
Portfolios and residual rights acquired	748,539
Portfolios, residual rights and other intangibles amortized	(2,062,380)
Merchant portfolio, residual rights and other intangibles balance as of September 30, 2007	$14,271,761

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2007

NOTE D - INCOME TAXES

The Company provides for the tax effects of transactions reported in the financial statements. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of September 30, 2007, the Company had deferred tax assets of $305,533 and a valuation allowance of $212,328, net $93,205, deferred tax liabilities of $2,586,607, and no material current tax liability.

At December 31, 2006, the Company has net operating loss carryforwards for income tax purposes of approximately $2.9 million. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2026.

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). This Interpretation clarifies accounting for uncertainty in income taxes recognized in an enterprise's financial statements. FIN 48 establishes guidelines for recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has not made any adjustments, and there is no impact, as a result of the adoption of this interpretation. The company reports interest and penalties associated with its tax positions, if any, as interest expense.

The Company incurred a net loss in the nine months ended September 30, 2007. A valuation allowance in the full amount of the deferred tax asset created by this loss has been recognized. The tax benefit was the result of changes in deferred tax liabilities, resulting in a tax benefit of $1,198,281 and $718,741 for the nine and three month periods ended September 30, 2007, respectively, and a tax benefit of $1,285,794 and $54,886 for the nine and three month periods ended September 30, 2006, respectively.

Interest and penalties related to income taxes are classified as interest expense.

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2007

NOTE E - COMMITMENTS AND CONTINGENCIES

Valadata, Inc contingent payment

On July 11, 2006, when we acquired Valadata, Inc, we agreed to pay approximately an additional $1.5 million over the next two years subject to performance milestones. These payments are secured by a security agreement granting a continuing security interest in the assets of Valadata, Inc. The Company has determined that the performance milestones were not met as of July 11, 2007 and no further obligation exists. The former shareholders of Valadata, Inc. disagree with our determination and have an action against us in Superior court of the State of Arizona, County of Maricopa. The case citation is L60, Incorporated v. Pipeline Data, Inc., Valadata, Inc., and John Does I-X,  No. CV2007-016849, Superior Court of the State of Arizona, County of Maricopa and the complaint is dated September 15, 2007.

Merchant portfolio residual rights acquisition

On February 1, 2006 we acquired a merchant portfolio requiring an additional payment in shares of common stock. This will result in the issuance of 483,259 additional shares of stock with an aggregate fair value of $579,911 determined by quoted market price of $1.20 per agreement.

Garner Gifts contingent payment

Our payment processor First Data Merchant Services Corporation informed us of suspected fraudulent activity by a merchant that could result in a loss of approximately $150,000. We believe that such loss should be paid by First Data Merchant Services Corporation pursuant to their indemnification requirements in the ISO Services and Marketing Agreement, as amended, between our companies. They disagree. We filed suit against them on October 29, 2007. The case citation is Pipeline Data, Inc. v. First Data Merchant Services Corporation, Garner Gifts, and Delayna Garner, Civil Action, United States District Court for the Eastern District of New York.

.PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2007

NOTE F - STOCK OPTIONS AND WARRANTS

Stock-Based Compensation

The Company has adopted the provisions of Statement of Financial Accounting Standards No 123 (Revised 2004) “Share Based Payments” FAS 123R, as of January 1, 2006. The provisions of FAS 123R require a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date value of the award. That cost is recognized in the statement of operations over the period during which an employee is required to provide service for the award.

The total share based payments included in wages and selling, general and administrative expenses was $74,253 and $29,804 for the three months ended September 30, 2007 and 2006, respectively, and was $213,707 and $441,070 for the nine months ended September 30, 2007 and 2006, respectively.

The Company estimates the grant date fair value of the stock options it issues using a Black-Scholes valuation model. The Company determines an expected volatility assumption by referencing the average volatility experienced by six of its public company peers. The Company used an average of a peer group because it does not have sufficient historical volatility data related to market trading of its own common stock. The Company estimates the expected life of a stock option based on the simplified method for “plain-vanilla” stock options as provided by the Staff of the SEC in Staff Accounting Bulletin 107. The simplified method is used because, at this point, the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns. The Company’s dividend yield assumption is based on actual dividends expected to be paid over the expected life of the stock option. The risk-free interest rate assumption for stock options granted is determined by using U.S. treasury rates of the same period as the expected option term of each stock option. The weighted-average fair value of options granted during the nine months and three months ended September 30, 2007 was $0.14 and $0.10, respectively.

[the remainder of this page intentionally has been left blank]

Assumptions utilized are shown as follow:

	Nine months ended	Three months ended
	September 30, 2007	September 30, 2007
Expected volatility	39%	41%
Expected life	4.2 yrs	4.6 yrs
Expected dividends	0	0
Risk-free interest rate	4.7%	4.6%

As of September 30, 2007, the Company has reserved an aggregate of 10,750,329 shares of common stock pending the exercise of the options.

Stock option activity is summarized as follows:
	Options	Weighted –Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2006	9,517,200	$ 1.39	3.5	$ 2,069,769
Forfeited	(1,269,988)	1.51	-
Exercised	(2,895)	0.95	-
Issued	2,506,012	1.57	-
			-
Options outstanding, September 30, 2007	10,750,329	$ 1.42	3.9	$ 194,900
Options exercisable, September 30, 2007	7,710,591	$ 1.36	2.9	$ 194,900

The intrinsic value of options exercised during the nine months ended September 30, 2007 was $550.

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2007

NOTE F - STOCK OPTIONS AND WARRANTS (continued)

Stock-Based Compensation (continued)

A summary of the non-vested restricted stock share unit activity for the nine months ended September 30, 2007 is presented below.

Non-vested Shares	Nine months ended September 30, 2007	Weighted-Average Grant-Date Fair Value
	Shares

Non-vested at December 31. 2006	93,334	$0.98
Granted	-	-
Vested	(30,000)	$0.94
Non-vested at September 30, 2007	63,334	$ 0.97

NOTE G – RELATED PARTY TRANSACTIONS

The Company entered into a consulting services agreement with Capital Advisory Services in 2007. Our Chairman, Jack Rubinstein, is a partner of Capital Advisory Services. The total charged to operating expenses for the three and nine months ended September 30, 2007 was $60,000 and $80,000. There was no charge to operating expenses for the nine months ended September 30, 2006. $20,000 was payable to Capital Advisory Services at September 30, 2007 and December 31, 2006.

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2007

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

Interest accrues at 8% per annum on the outstanding principal amount and is payable on the first day of each calendar quarter, starting October 1, 2006. Noteholders may convert their notes into common stock of the Company at a fixed conversion rate of $1.30 per share. Conversions are subject to a restriction limiting the noteholder to holding a maximum of 4.9% of the Company’s common stock currently outstanding immediately after giving effect to the conversion. The notes also contain standard anti-dilution provisions

The Company has the option, at any time, to redeem up to 25% of the original Debenture principal amount, in cash, in an amount equal to the sum of (i) 115% of the principal amount of the Debenture outstanding, plus accrued and unpaid interest, if on or prior to June 29, 2008 and the sum of (ii) 110% of the principal amount of the Debenture outstanding, plus accrued and unpaid interest through maturity. The note is convertible at the sole discretion of the Holders unless value of the common stock exceeds 250% of the conversion price for 20 consecutive days. Then the Company may cause the holder to convert all or part of the then outstanding principal, up to 25% of the average trading volume. Any converted shares are not puttable back to the Company by the Holder.

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

The Company has entered into a Registration Rights Agreement with each of the Holders of our convertible notes and warrants issued in connection with Senior Secured Convertible Notes to register the underlying common stock thereunder. The Registration Rights Agreement provides that we will file a registration statement with the SEC within 45 days of June 29, 2006. The Registration Rights Agreement requires us to register an amount of common stock equal to 125% of the Registrable Securities which as defined under the Registration Rights Agreement includes the shares of our common stock issuable upon the conversion of the convertible note and the exercise of the warrants to purchase 11,100,000 shares of common stock at $1.40 per share, or an aggregate of 39,561,538 shares. The Company is required to keep the Registration Statement continuously effective until all Registrable Securities have been sold.

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2007

NOTE H – SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS (continued)

Debt/Financing (continued):

Pursuant to a Registration Rights Agreement, the Company agreed to prepare and file with the Securities and Exchange Commission a Registration Statement covering the resale of 125% of the shares into which the convertible notes and warrants were convertible for an offering to be made on a continuous basis pursuant to Rule 415 as promulgated by the Securities and Exchange Commission pursuant to the Securities Act of 1933 or pay each holder monthly in cash as partial liquidated damages 1.25% of the aggregate purchase price paid by such holder for the convertible notes and warrants for the first six months, which shall increase to 1.5% thereafter.

A Registration Statement for 11,100,000 shares of common stock underlying warrants at $1.40 and 10,000,000 shares of common stock underlying the convertible promissory notes at $1.30 per share was deemed effective December 6, 2006.  The Company registered all shares that were currently possible to be registered under Rule 415. The Company is required to register the remaining 18,461,538 shares of our common stock underlying the convertible note as well as an additional 25% of the aggregate shares registered pursuant to our registration rights agreement and will continue to act with due diligence to register these shares when allowed by the Securities and Exchange Commission. Effectiveness of these additional registrations is subject to the approval of the Securities and Exchange Commission.  Management believes that it has complied with the registration agreement however, if the Company was deemed responsible for penalties, the maximum penalty assessable could be $6.5 million. On a separate matter, the Company has accrued interest expense, estimated at $262,000, related to the initial late filing of the registration statement pending any settlement.

Long-term debt as of September 30, 2007 and December 31, 2006 consists of the following:

	September 30,	December 31,
	2007	2006
Notes payable-World Products Inc. shareholders, payable at LIBOR, convertible at $1.50 per share, due September 2007	$525,000	$525,000
Deferred rent on operating leases	39,816	-
Other promissory notes and capital leases	215,755	114,208
Senior secured, interest payable at 8.00% due June 29, 2010, convertible at $1.30 per share	37,000,000	37,000,000
	37,780,571	37,639,208
Less current portion	(643,318)	(60,765)
Unamortized discount on long-term debt of beneficial conversion feature and warrants	(7,307,497)	(9,304,429)
Long-term debt, excluding current portion	$29,829,756	$28,274,014

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2007

NOTE H – SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS (continued)

Notice of Default on Senior Securities

On June 29, 2006, the Company entered into a $37 million convertible debt financing with a group of institutional investors. Under the terms of agreement, the Company issued convertible notes that accrue interest at a rate of 8% per annum, payable quarterly in arrears beginning on October 2, 2006. A member of the lending group which loaned our Company $1,000,000 is Iroquois Master Fund Ltd. On April 10, 2007, Iroquois Master Fund provided our Company a written default notice stating that the Company had failed to pay interest on their note and provided the Company with their wire details. Immediately upon receipt of the wire details, the Company made full payment of the interest due. The Company’s position is that there was miscommunication of payment details and a good faith attempt on the Company’s part to communicate this to Iroquois Master Fund. The Company’s position is after payment of interest, management believed in good faith that the matter was addressed to the satisfaction of both parties. On April 20, 2007 the Company received a second default notice from Iroquois Master Fund Ltd. seeking penalties and stating their rights under default. The Company promptly paid the $3,406 penalty to the account provided. The lenders' rights under default are the payment of 125% of the principal amount due plus interest and penalties. Iroquois Master Fund has filed suit against the Company on June 19, 2007 in the Supreme Court of the State of New York County of New York for breach of contract. The Company firmly believes that it has acted in good faith and plaintiff's claim is without merit. The Company has retained counsel and will vigorously defend this action. The case citation is Iroquois Master Fund, Ltd. v. Pipeline Data, Inc., Index No. 602059/2007, Supreme Court of the State of New York, County of New York.

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

September 30, 2007

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

The increase in temporary equity during the three months ended September 30, 2007 is attributable to the

July 3, 2007 amendment which increases the redemption value of the stock. This deemed dividend is offset by a charge to additional paid-in capital.

NOTE J – SUBSEQUENT EVENTS

Notes payable-World Products shareholders

During October 2007, $350,000 was paid to the former shareholders of World Products, Inc. The term of the remaining $175,000 note was extended to January 8, 2008.

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2007

NOTE K- PRIOR-PERIOD ADJUSTMENTS (CORRECTION OF ERRORS)

In connection with the preparation of the Quarterly report on Form 10-QSB of the Company for the six months ended June 30, 2007 we reviewed the accounting for certain stock repurchase obligations made in connection with our acquisition of Charge.com, Inc which had previously been considered to be conditional obligations under the terms of Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. After reviewing this arrangement under the terms of Topic No. D-98: “Classification and Measurement of Redeemable Securities”, we believe that the shares issued to the former Charge.com, Inc stockholders should be considered temporary equity and classified as common shares subject to put obligations. The company has reviewed this and has identified certain adjustments that require the restatement of its annual and quarterly financial statements for years ended December 31, 2005 and 2006.

The following table illustrates the correction of error on the Company’s balance sheets and updates the information provided in the June 30, 2007 condensed consolidated financial statements. The adjustments for the years ended December 31, 2005 and 2006 have been revised to reflect a deemed dividend of $2,896,952 related to the increase in redemption value of the put right granted to the former Charge.com stockholders.

	As previously reported December 31, 2006	Restatement Adjustment December 31, 2006	As restated December 31, 2006	As previously reported December 31, 2005	Restatement Adjustment December 31, 2005	As restated December 31, 2005
Temporary Equity
Common shares subject to put obligation	$ --	$12,576,951	$12,576,951	$ --	$9,679,999	$9,679,999
Common Stock	48,016	(9,398)	38,618	38,594	(9,398)	29,196
Additional paid-in capital	35,041,816	(12,567,553)	22,474,263	18,900,948	(9,670,601)	9,230,347
Total Stockholders’ Equity	$30,596,850	$(12,576,951)	$18,019,899	$22,549,862	$(9,679,999)	$12,869,863
Effect on loss per share-basic and diluted after deemed dividend	$ (0.05)	$ (0.07)	$ (0.12)	$ 0.01	$ 0.00	$ 0.01

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2007

NOTE K- PRIOR-PERIOD ADJUSTMENTS (CORRECTION OF ERRORS) (continued)

In addition, the revenue and cost of services sold for the nine months and three months ending September 30, 2006 have been restated to 1) reflect the elimination of the intercompany revenue and expenses; 2) to reflect an adjustment to restate revenue and cost of sales for estimated amounts recorded and 3) to reflect a deemed dividend of $2,067,573 related to the increase in redemption value of the put right granted to the former Charge.com stockholders as follows:

	As previously reported Nine Months Ended 09/30/06	Restatement Adjustment Nine Months Ended 09/30/06	As restated Nine Months Ended 09/30/06	As previously reported Three Months Ended 09/30/06	Restatement Adjustment Three Months Ended 09/30/06	As restated Three Months Ended 09/30/06
Revenue	$30,737,750	$(1,943,518)	$28,794,232	$14,928,931	$(1,943,518)	$12,985,413
Interchange	12,850,952	(292,303)	12,558,649	6,109,952	(292,303)	5,817,649
Cost of services	7,137,035	(1,512,671)	5,624,364	4,418,674	(1,512,671)	2,906,003
Net loss	(2,142,599)	(83,621)	(2,226,220)	(304,822)	(83,621)	(388,443)
Effect on loss per share before deemed dividend- basic and diluted	$ (0.05)	-	$ (0.05)	$ (0.01)	-	$ (0.01)
Effect on loss per share after deemed dividend -basic and diluted	$ (0.05)	$ (0.05)	$ (0.10)	$ (0.01)	$ (0.04)	$ (0.05)

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2007

NOTE K- PRIOR-PERIOD ADJUSTMENTS (CORRECTION OF ERRORS) (continued)

The following table illustrates the correction of error on the Company’s balance sheets and updates the information provided in the March 31, 2007, and June 30, 2007 condensed consolidated financial statements. The adjustments for the periods ended March 31, 2007 reflect the reclassification of common stock subject to the put obligation out of additional paid in capital and common stock. The adjustment for the period ended June 30, 2007 has been revised to reflect the recording of a deemed dividend of $829,379 as a reduction of paid in capital rather than an adjustment of accumulated deficit.

	As previously reported March 31, 2007	Restatement Adjustment March 31, 2007	As restated March 31, 2007	As previously reported June 30, 2007	Restatement Adjustment June 30, 2007	As restated June 30, 2007
Temporary Equity
Common shares subject to put obligation	$ --	$12,576,951	$12,576,951	$12,576,951	$ --	$12,576,951
Common Stock	48,147	(9,398)	38,749	38,811	--	38,811
Additional paid-in capital	36,056,825	(12,567,553)	23,489,272	23,409,366	(829,379)	22,579,987
Accumulated deficit	(5,554,131)	--	(5,554,131)	(7,211,109)	829,379	(6,381,730)
Total Stockholders’ Equity	$30,513,581	($12,576,951)	17,936,630	$16,163,808	--	$16,163,808
Effect on loss per share-basic and diluted	($0.02)	$0.00	($0.02)	($0.04)	$0.00	($0.04)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are an integrated provider of merchant payment processing services and other related software products. We currently deliver credit and debit card-based payment processing solutions to small to medium-sized merchants who operate either in a physical "brick and mortar" business environment, over the Internet, or in mobile or wireless settings via cellular-based wireless devices. Our payment processing services enable merchants to process both traditional card-present, “swipe" transactions, as well as card-not-present transactions. Significant market research supports the following on the company's industry:

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

•

In a most recent publication on transaction processing, leading equity research firm, Raymond James Financial, reported that overall credit card transactions will grow domestically from an estimated 26.6 billon transactions in 2006 to 36.2 billion by 2010. Total credit card purchase volume will grow from $1.8 trillion in 2006 to $2.6 trillion by 2010, with average tickets increasing from $70.10 per transaction to $71.50 over the same period.

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

•

We also market and sell our products and services by utilizing contractual relationships with 50 commercial banks and financial institutions comprising 460 bank branch locations, 48 credit unions, 30 Independent Sales Organizations(ISOs)/Value Added Resellers (VARs) and a national cell phone carrier.

•	Pipeline is one of only a handful of companies to be deemed by Visa as both Visa Cardholder Information Security Program (CISP) compliant and an authorized merchant payment processor.

•	Pipeline distinguishes itself from competitors by its VISA certification, its technology, its operating efficiencies and its marketing ability.

•	Pipeline's technology includes:

Online proprietary digital applications,
Proprietary shopping cart and gateway services,
Wireless cellular phone software to enable mobile card payment acceptance.

Overview – Financial and Operational Highlights – Nine months ended September 30, 2007

•	Revenues increased $8.9 million or 31.0% to $37.7 million for the nine months ended September 30, 2007 from $29.1 million for the nine months ended September 30, 2006.
•

Gross Profit, which is defined as total revenue less interchange fees, cost of services sold and cost of goods sold, increased 26.1% to $ 13.0 million for the nine months ended September 30, 2007 from $10.3 million during the nine months ended September 30, 2006.

•

Operating Income decreased to $1.3 million for the nine months ended September 30, 2007 from $1.6 million during the nine months ended September 30, 2006. Operating Income, as a percentage of sales, decreased to 3.5% for the nine months ended September 30, 2007 as compared to 5.5% for the nine months ended September 30, 2006.

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

We follow the requirements of Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent” “EITF 99-19”, in determining our revenue reporting. Generally, we report revenues at the time of sale on a gross basis where we are the primary obligor in the arrangement, have latitude in establishing the price of the services, change the product and perform part of the service, have discretion in supplier selection, have latitude in determining the product and service specifications to meet our clients needs and assume credit risk. Revenues generated from certain portfolios are reported net of interchange, as required by EITF 99-19, where we may not have credit risk, or the ultimate responsibility for the merchant accounts.

This amount includes interchange paid to card issuing banks and assessments paid to credit card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants.

Merchant Deposits and Loss Reserves

We follow the Financial Accounting Standards Board Interpretation No. 45: Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"), which requires all guarantees to be recorded at their fair value at inception. We believe our potential liability for the full amount of the operating losses discussed above is a guarantee under FIN 45. We estimate the fair value of these guarantees by adding a fair value margin to our estimate of losses. This estimate of losses is comprised of known losses and a projection of future losses based on a percentage of direct merchant credit card and debit card sales volumes processed. Disputes between a cardholder and a merchant periodically arise due to the cardholder's dissatisfaction with merchandise quality or the merchant's service, and the disputes may not always be resolved in the merchant's favor. In some of these cases, the transaction is ''charged back'' to the merchant and the purchase price is refunded to the cardholder by the credit card-issuing institution. If the merchant is unable to fund the refund, we are liable for the full amount of the transaction. We maintain deposits from certain merchants as an offset to potential contingent liabilities that are the responsibility of such merchants. At September 30, 2007 and December 31, 2006, we held merchant deposits totaling $455,000 and $266,000, respectively. Additionally, we have a recovery team that is responsible for collecting "charge backs". Our company evaluates its ultimate risk and records an estimate of potential loss for charge backs related to merchant fraud based upon an assessment of actual historical fraud loss rates compared to recent processing volume levels. At September 30, 2007 and December 31, 2006, our loss reserve totaled $212,000 and $81,000 respectively.

Deferred Customer Acquisition Costs

Deferred customer acquisition costs consist of up-front signing bonus payments made to sales personnel (our sales force), and cash payments made to external vendors resulting in the establishment of new merchant relationships. Deferred acquisition costs represent incremental, direct customer acquisition costs that are recoverable through future operations, contractual minimums, and/or penalties in the case of early termination. The deferred customer acquisition costs are amortized over the three-year term of the contract the merchant enters into with us. In the event the customer cancels the contract or ceases operations, we expense the un-amortized balance of deferred acquisition costs. Generally, the acceleration or expensing of any unamortized deferred acquisition cost is offset by a termination fee the company charges the customer for opting out of their contractual obligation. During the nine months ended September 30, 2007, we incurred $2.5 million of customer acquisition related expenses, of which, $479,000 was capitalized. During the nine months ended September 30, 2006, we incurred $1.8 million of customer acquisition related expenses of which, $133,000 was capitalized. We amortized $461,000 and $195,000 of previously capitalized customer acquisition costs for the nine months ended September 30, 2007 and 2006, respectively.

Management evaluates the deferred customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage quarter of origination, the active accounts against the original acquired accounts in relationship to the carrying amount of the deferred customer acquisition costs. Our deferred customer acquisition cost was approximately $483,000 and $450,000 as of September 30, 2007 and December 31, 2006, respectively.

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

We have intangible assets, which consist primarily of customer relationships and are recorded in connection with acquisitions at their fair value based on the net present value of the customer relationship. Customer relationships are amortized over their estimated useful lives using a straight line basis which takes into consideration expected customer attrition rates over a seven year period. Intangible assets with estimated useful lives are reviewed for impairment in accordance with SFAS No. 144, while intangible assets that are determined to have indefinite lives are reviewed for impairment at least annually in accordance with SFAS 142.

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

Results of Operations

Nine months ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

The following table shows certain income statement data as a percentage of revenue for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 (in thousands of dollars):

	Nine Months ended September 30, 2007	% of Revenue	Nine Months ended September 30, 2006 (restated)	% of Revenue	Change	% Change
Revenue	37,692	100.0%	28,794	100.0%	8,898	30.9%
Interchange	17,480	46.4%	12,559	43.6%	4,921	39.2%
Other cost of services/goods sold	7,182	19.0%	5,904	20.5%	1,278	21.6%
Total costs of services and goods sold	24,662	65.4%	18,463	64.1%	6,199	33.6%
Gross profit	13,030	34.6%	10,332	35.9%	2,698	26.1%
Salaries and payroll costs	4,931	13.1%	4,426	15.4%	505	11.4%
Other selling, general and administrative	4,011	10.6%	2,497	8.7%	1,514	60.7%
Customer acquisition cost amortization	461	1.2%	195	0.7%	266	136.6%
Depreciation and amortization	2,314	6.2%	1,641	5.7%	673	29.1%
Total operating expenses	11,717	31.1%	8,759	30.4%	2,958	33.8%
Income from operations	1,313	3.5%	1,573	5.5%	(260)	-16.5%

Other income (expenses)	(4,544)	-12.1%	(5,140)	-17.9%	(596)	-11.6%
Loss before income taxes	(3,231)	-8.6%	(3,567)	-12.4%	-336	-9.4%
Income tax benefit	1,198	3.2%	1,340	4.7%	(142)	-10.6%
Net loss	(2,033)	-5.4%	(2,226)	-7.7%	193	-8.7%

Comparisons of nine months ended September 30, 2007 and September 30, 2006

Changes in revenues, interchange expense, other costs of goods and services sold, and gross profit were primarily a result of our acquisitions of Paynet Systems, Inc. and Valadata, Inc. in July 2006 and of organic growth.

Revenues

Revenues increased $8.9 million or 30.9% to $37.7 million for the nine months ended September 30, 2007 from $28.8 million for the nine months ended September 30, 2006. This increase was primarily attributable to a combination of internal sales and marketing efforts, the purchase of selective merchant account portfolios and the successful integration of Valadata and Paynet Systems acquired in July 2006.

Interchange Expenses

Interchange expenses increased $4.9 million or 39.2% to $17.5 million for the nine months ended September 30, 2007 from $12.6 million for the nine months ended September 30, 2006. The increase was primarily attributable to a 26% increase in processing volume to $1.2 billion for the nine months ended September 30, 2007 and the transactional characteristics of the acquired portfolios.

Other Cost of Goods and Services Sold

Other costs of goods and services sold increased $1.3 million or 21.6% to $7.2 million for the nine months ended September 30, 2007 as compared to $5.9 million for the nine months ended September 30, 2006. This resulted from and increased processing volume and an increase in assessments from credit card associations.

Gross Profit

Gross profit increased $2.7 million or 26.1% to $13.0 million for the nine months ended September 30, 2007 from $10.3 million for the nine months ended September 30, 2006.

Operating Expenses

Total operating expenses increased $3.0 million or 33.8% to $11.7 million for the nine months ended September 30, 2007 from $8.8 million for the nine months ended September 30, 2006. The increase in operating expense is attributable to the increase in personnel, sales and marketing and depreciation and amortization of assets. The major components of operating expense include;

•

Salaries and payroll related costs increased $505,000 or 11.4% to $4.9 million for the nine months ended September 30, 2007 as compared to $4.4 million for the nine months ended September 30, 2006. The increase was due primarily to the expansion of our sales and marketing efforts, which included additional personnel and the resulting expenses related to managing higher processing volume. 2007 salaries and payroll cost included one time payments of $175,000, share-based payments of $104,000 and a reduction of $81,000 to share-based payments for the forfeiture of options during the nine months ended September 30, 2007.

•

Selling, general and administrative expenses increased $1.5 million or 60.7% to $4.0 million for the nine months ended September 30, 2007 as compared to $2.5 million for the nine months ended September 30, 2006. A $522,000 increase was due primarily to a planned increase in our advertising and marketing efforts. We anticipate seeing the results of these expenditures represented in subsequent quarters. Another variable influencing the increase in general and administrative costs is the expansion of our facilities in the fourth quarter of 2006. Additionally we experienced an increase of $609,000 in the amount of bad debt expenses. 2007 selling, general and administrative expense includes $191,000 of share based payments.

•

Deferred customer acquisition cost amortization increased $266,000 or 137% to $461,000 for the nine months ended September 30, 2007 as compared to $195,000 for the nine months ended September 30, 2006.

•

Depreciation and amortization increased $673,000 or 29.1% to $2.3 million for the nine months ended September 30, 2007 as compared to $1.6 million for the nine months ended September 30, 2006. The increase was mainly attributable to the amortization and depreciation of assets acquired in the Paynet and Valadata acquisitions plus the amortization of acquired portfolios.

Operating Income

Operating income decreased $0.3 million or 16.5% to $1.3 million for the nine months ended September 30, 2007 from $1.6 million for the nine months ended September 30, 2006. Operating income as a percentage of gross revenue was 3.5% for the nine months ended September 30, 2007 as compared to 5.5% for the nine months ended September 30, 2006.

Other Expenses

Other expenses decreased $0.6 million to $4.5 million for the nine months ended September 30, 2007 from $5.1 million for the nine months ended September 30, 2006. Other expenses primarily consisted of $4.7 million related to interest expense for the nine months ended September 30, 2007, which included cash interest of $ 2.3 million, accrued late filing penalties under the registration payment arrangement of $0.1 million and $2.3 million of amortization of debt issuance costs and discount on long-term debt.

Income Tax

Income tax benefit decreased to $ 1.2 million for the nine months ended September 30, 2007 from a tax benefit of $1.3 million for the nine months ended September 30, 2006. The decrease was primarily due to changes in net deferred tax assets and deferred tax liability balances as of the end of the nine months. The decrease in loss before income taxes is due to a decrease in loss on early retirement of debt and in part to the increase in other expenses as outlined above.

Net Loss

As a result of the above factors, net loss decreased from $2.2 million for the nine months ended September 30, 2006 to $2.0 million for the nine months ended September 30, 2007.

Results of Operations

Three months ended September 30, 2007 Compared to Three Months Ended September 30, 2006

The following table shows certain income statement data as a percentage of revenue for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 (in thousands of dollars):

	Three Months ended September 30, 2007	% of Revenue	Three Months ended September 30, 2006 (restated)	% of Revenue	Change	% Change
Revenue	$12,754	100.0%	$12,985	100.0%	$(231)	-1.8%
Interchange	5,944	46.6%	5,817	44.8%	127	2.2%
Other cost of services/goods sold	2,089	16.4%	2,993	23.0%	(904)	-30.2%
Total costs of services and goods sold	8,033	63.0%	8,810	67.8%	(777)	-8.8%
Gross profit	4,721	37.0%	4,175	32.2%	546	13.1%
Salaries and payroll costs	1,591	12.5%	1,409	10.8%	182	12.9%
Other selling, general and administrative	1,488	11.7%	993	7.6%	495	49.9%
Customer acquisition cost amortization	172	1.3%	1	0.0%	171	10113.8%
Depreciation and amortization	793	6.2%	718	5.5%	75	10.4%
Total operating expenses	4,044	31.7%	3,121	24.0%	923	29.6%
Operating income	677	5.3%	1,055	8.1%	(378)	-35.82%

Other income (expense)	(1,503)	-11.8%	(1,498)	-11.5%	(5)	0.4%
Income (loss) before income taxes	(826)	-6.5%	(443)	-3.4%	(383)	86.5%
Income tax benefit	719	5.6%	55.4%		664	1207.3%
Net income (loss)	(107)	-0.9%	(388)	-2.9%	281	-72.4%

Comparisons of three months ended September 30, 2007 and September 30, 2006

Changes in revenues, interchange expense, other costs of goods and services sold and gross profit are attributed to a combination of the closure of unprofitable merchant accounts, as well as the attrition of accounts from acquired merchant portfolios. Increases in gross profit are in part attributable to reduced processing costs taking effect as of July 1, 2007 from one of our processors.

The major effects of this are show in the following table:

Summary of factors influencing decreasing revenue, interchange, cost of services and related increase in gross profit:
Descriptions	Revenue	Interchange	Cost of Services Sold	Gross Profit
Effect of account closures related on the three months ended September 30, 2007 compared to the three months ended September 30, 2006	(1,173,699)	(728,372)	(663,719)	218,392
Net increase (decrease)	(1,173,699)	(728,372)	(663,719)	218,392

Revenues

Revenues decreased a net amount of $0.2 million or 1.8% to $12.7million for the three months ended September 30, 2007 from $12.9 million for the three months ended September 30, 2006. The closure of accounts related to the Valadata and Paynet acquisitions had the effect of decreasing revenue by $1.2 million. Revenue increases of $1.0 million resulted from existing, new and acquired accounts for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

Interchange Expenses

Interchange expenses increased $ 0.1million or 2.2% to $5.9mllion for the three months ended September 30, 2007 from $5.8 million for the three months ended September 30, 2006. The increase was attributable to changes in interchange rates and the transactional characteristics of our merchant portfolios.

Other Cost of Goods and Services Sold

Other costs of goods and services sold decreased $0.9 million or 30% to $2.1 million for the three months ended September 30, 2007 as compared to $2.9 million for the three months ended September 30, 2006. This resulted from decreased processing volume, a reduction in processing costs from our major processor and the effects described in the table above.

Gross Profit

Gross profit increased $0.5million or 13.1%to $4.7 million for the three months ended September 30, 2007 from $4.2 million for the three months ended September 30, 2006. The increase is attributable to decreases in processing costs combined with the active management of our merchant accounts related to our 2006 acquisitions as described above.

Operating Expenses

Total operating expenses increased $0.9 million or 29.6% to $4.0 million for the three months ended September 30, 2007 from $3.1 million for the three months ended September 30, 2006. The increase in operating expense is attributable to the increase in personnel, sales and marketing and depreciation and amortization of assets. The major components of operating expense include;

•

Salaries and payroll related costs increased $0.2 or 12.9% to $1.6 million for the three months ended September 30, 2007 as compared to $1.4 million for the three months ended September 30, 2006. The increase was due primarily to the expansion of our customer service and additional marketing efforts. 2007 salaries and payroll cost included one time payments of $33,000 and share-based payments of $49,000.

•

Selling, general and administrative expenses increased $495,000 or 49.9% to $1.5 million for the three months ended September 30, 2007 as compared to $1.0 million for the three months ended September 30, 2006. A $175,000 increase was due primarily to a planned increase in our advertising and marketing efforts. We anticipate seeing the results of these expenditures represented in subsequent quarters. Another variable influencing the increase in general and administrative costs is the expansion of our facilities in the fourth quarter of 2006. Additionally we experienced an increase of $260,000 in the amount of bad debt expenses. 2007 selling, general and administrative expenses included $49,000 of share based payments during the quarter.

•	Deferred customer acquisition cost amortization increased $171,000 to $173,000 for the three months ended September 30, 2007 as compared to $2,000 for the three months ended September 30, 2006.
•

Depreciation and amortization increased $75,000 or 10.4% to $793,000 for the three months ended September 30, 2007 as compared to $718,000 for the three months ended September 30, 2006. The increase was mainly attributable to the amortization and depreciation of assets acquired in the Paynet and Valadata acquisitions plus the amortization of acquired portfolios.

Operating Income

Operating income decreased $378,000or36%to $677,000 for the three months ended September 30, 2007 from $1,055,000 for the three months ended September 30, 2006. Operating income as a percentage of gross revenue was 5.3% for the three months ended September 30, 2007 as compared to 8.1% for the three months ended September 30, 2006.

Other Expenses

Other expenses increased $5,000 to $1.5 million for the three months ended September 30, 2007 from $1.5 million for the three months ended September 30, 2006. Other expenses primarily consisted of $1.5 million related to interest expense for the three months ended September 30, 2007, which included cash interest of $771,097, and $758,351 of amortization of debt issuance costs and the discount on long-term debt.

Income Taxes

Income tax benefit increased to $ 718,741 for the three months ended September 30, 2007 from a tax benefit of $55,000 the three months ended September 30, 2006. The increase was primarily due to changes in net deferred tax assets and deferred tax liability balances as of the end of the year. The decrease in income before income taxes is due in part to the increase in other expenses as outlined above.

Net loss

As a result of the above factors, net loss decreased from $(388,000) for three months ended September 30, 2006 to $(107,000) for the three months ended September 30, 2007.

Balance Sheet Information

	September 30, 2007	December 31, 2006 (restated)

Selected Balance Sheet Data	(in thousands)
Cash and cash equivalents	$1,358	$2,770
Other current assets	3,401	3,675
Property and equipment, net	1,400	1,117
Goodwill	43,458	38,822
Merchant portfolios, residual rights and other intangibles, net	14,272	15,586
Other assets	2,866	3,054
Total assets	$66,755	$65,024

Accounts payable and other current liabilities	$4,009	$2,513
Long-term debt and notes payable	32,365	31,914
Total liabilities	36,374	34,427
Total temporary equity	12,949	12,577
Total stockholders' equity	17,432	18,020
Total liabilities and stockholders' equity	$66,755	$65,024

September 30, 2007 Compared to December 31, 2006

Total assets increased $1.7 million or 3% to $66.8 million at September 30, 2007 from $65.0 million at December 31, 2006. The increase was primarily attributable to increases in goodwill as a result of acquisition contingency payments related to the Paynet Systems acquisition and the merchant portfolio acquired from Paynet Systems and Valadata. Additionally, receivables, deferred acquisition and financing costs, restricted cash, and property and equipment expanded commensurate with business growth. Cash and cash equivalents decreased by $1.4 million or 51%, as the result of cash flow from operations and financing being less than investing activities.

Receivables, which primarily result from our practice of advancing interchange and processing fees to most of our merchants during the processing month and collecting those fees from our merchants at the beginning of the following month, as well as recognizing other revenue on an accrual basis and collecting the funds in the ensuing periods, increased $0.54 million, or 2%, to $3.1 million at September 30, 2007 from $3.0 million at December 31, 2006. The decrease in receivables from merchants was primarily due to the impact of the collection of receivables from higher processing volumes during the fourth quarter of 2006 and the collection of annual fees in first quarter 2007.

Property and equipment, net increased $283,000, or 25%, due to the continued build-out of our technology infrastructure, primarily for the hardware and software required for the expansion of the company's core operating platform and secure payment gateway.

Goodwill and other intangibles with an indefinite life increased $4.6 million or 12% and merchant portfolio residual rights decreased a net amount of $1.3 million, or (8%), which reflects the result of our acquisition of $730,000 in merchant portfolios, as well as a purchase contingency payment of $5.2 million related to our acquisition of Paynet Systems, Inc and the final contingent payment from a merchant portfolio acquired in 2006.

Total liabilities increased $2 million or 6% to $36.4 million at September 30, 2007 from $34.4 million at December 31, 2006. The rise was primarily due to increases in accrued liabilities related to our acquisition of Paynet Systems, Inc and an increase in lease obligations related to new telecommunications equipment as well as furniture, equipment and leasehold improvements related expanded office facilities.

Temporary equity of $12.9 million was the result of the restatement of stockholders’ equity in order to recognize that the repurchase obligation or “Put Right” related to the Charge.com acquisition was temporary equity and not permanent equity. Total stockholders' equity decreased $0.6 million from December 31, 2006, primarily due to net losses during the nine months ended September 30, 2007.

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

Liquidity and Capital Resources

	Nine months ended September 30,
	2007	2006
Selected Statement of Cash Flows Data	(in thousands)
Cash flows from operations	$1,623	$1,016
Cash flows from investing activities	(2,928)	(17,817)
Cash flows from (used in) financing activities	(108)	17,316
Total change in cash	(1,413)	515
Cash balance, period end	$1,358	$2,770

At September 30, 2007, we had a cash balance of $1.4 million compared to $2.8 million at December 31, 2006. Cash flow from operations may not be sufficient over the next twelve months to fund operations and debt repayment obligations. We may continue to need debt and/or equity financing to meet our obligations. . Management believes, but can not assure that this is achievable. If such financing could not be raised, we would attempt to renegotiate the Put Right, reduce our operating expenses and capital expenditures or liquidate certain assets to pay this obligation.

Contingent cash payments over the next twelve months are as follows. Pursuant to the Charge.com acquisition, each of the former Charge.com shareholders (the "Charge Shareholders") has the right to sell up to 9,398,058 shares of Pipeline common stock back to Pipeline at a price of $1.37785 per share. The former shareholders must notify Pipeline of their decision between December 17, 2007 and 5:00 p.m. (Eastern Standard Time) on December 28, 2007 (the "Put Right"). If a Charge Shareholder exercise their Put Right, the Company must purchase the shares by no later than January 4, 2008 at the purchase price, plus interest at the annual rate of 12% accruing from September 28, 2007 and at the annual rate of 18% from October 31, 2007. If the Charge Shareholders exercised their Put Right we would need debt and/or equity financing to meet this obligation. If such financing could not be raised, we would attempt to re-negotiate the Put Right or liquidate certain assets to pay this obligation.

During October 2007, $350,000 of the $525,000 notes payable to the former shareholders of World Products, Inc was paid. The term of the remaining $175,000 note was extended to January 8, 2008.

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

Our cash requirements include cost of revenues, selling, general and administrative expenses, income taxes, debt service payments, capital expenditures, systems development and contingent payment on 2005 and 2006 business and portfolio acquisitions, including Charge.com. Our principal sources of funds are cash generated by operations and borrowings.

Cash Flow Provided by (Used in) Operating Activities

Net cash provided by operating activities was $1.6 million for the nine months ended September 30, 2007, an increase of $0.6 million compared to $1.0 million for the nine months ended September 30, 2006. Cash interest expense consumed $2.3 million for the nine months ended September 30, 2007, an increase of $0.5 million from $1.8 million for the nine months ended September 30, 2006. Additionally, use of cash of $507,263 resulted from changes in net operating assets and liabilities.

Cash Flow Provided by (Used in) Investing Activities

Net cash used by investing activities was $2.9 million for the nine months ended September 30, 2007 as compared to a use of $17.8 million for the nine months ended September 30, 2006.

$300,000 of funds were provided from the repayment to us of outstanding notes receivable during the nine months ended September 30, 2007

Total capital expenditures for the nine months ended September 30, 2007 were $508,000, including capital leases of $195,000 compared to $2.2 million invested in the nine months ended September 30, 2006. These expenditures were primarily related to the continued build-out of our technology infrastructure and merchant portfolio and residual rights purchases. We anticipate that these expenditures may increase as we further develop our technology.

Cash Flow Provided by (Used in) Financing Activities

Net cash used by financing activities was $0.1 million for the nine months ended September 30, 2007 as compared to $17.3 million provided by financing activities for the nine months ended September 30, 2006. Cash used in financing activities during 2007 includes $75,000 for the payment of lease and loan obligations and $36,000 for the purchase of treasury stock.

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

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

The following table reconciles the differences between Pipeline Data’s net loss as determined under US generally accepted accounting principles (GAAP) and EBITDA as well as EBITDA adjusted for certain non recurring and non-cash transactions.

(Amounts in thousands)	Nine month period ended September 30		Three month period ended September 30
	2007	2006	2007	2006
Net loss	$(2,033)	$(2,226)	$(107)	$(443)
Interest expense	4,681	3,061	1,529	1,527
Income tax benefit	(1,198)	(1,286)	(719)	55
Depreciation and amortization	2,314	1,641	793	718
Amortization of customer acquisition costs	461	195	173	2
EBITDA	4,225	1,385	1,669	1,859
Non-recurring salary compensation	176	104	33	29
Stock-based compensation classified as salaries	104	358	25	87
Loss on early retirement of debt	-	2,140	-	-
Other non-recurring expenses	59	-	89	-
Forfeitures of stock based compensation	(81)	-	-	-
Stock-based payments for services	191	83	49	77
Adjusted EBITDA	$4,674	$4,070	$1,865	$2,052

Off-Balance Sheet Arrangements

We have not entered into any transactions with third- parties or unconsolidated entities whereby we have financial guarantees, subordinated retained interest, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or other obligations.

New accounting pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets” - an amendment to FASB SFAS No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No.156 did not have a material impact on the Company's financial position and results of operations.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and establishes guidelines for recognition and measurement of a tax position taken or expected to be taken in a tax return. We have adopted this statement which became effective on January 1, 2007. The Company has not made any adjustments as a result of the adoption of this interpretation.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. We are currently evaluating the impact on our consolidated financial statements of SFAS 157, which will become effective for us on January 1, 2008 for financial assets and January 1, 2009 for non-financial assets.

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

Our interest expense is sensitive to changes in the general level of interest rates.  At September 30, 2007, $525,000 of our outstanding indebtedness was at variable interest rates based on LIBOR. A rise in LIBOR rates of one percentage point would result in additional annual interest expense of $5,250.

We do not hold derivative financial or commodity instruments, nor do we engage in any foreign currency denominated transactions, and all of our cash and cash equivalents are held in money market and checking funds.

ITEM 3A(T).  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the restatement of the Company’s financial statements for the years ended December 31, 2005 and December 31, 2006, we re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures to determine their effectiveness (as defined in Rule 13a-15(e) under the Securities Act, as amended) as of the periods then ended. While we previously disclosed the existence of certain common stock of our Company that is subject to a repurchase obligation, we had considered this to be a conditional obligation under the terms of Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. We previously re-evaluated this and concluded that this arrangement should be reviewed under the terms of Topic No. D-98: “Classification and Measurement of Redeemable Securities”. Thus, the Company believes that these shares should be considered temporary equity and classified as common shares subject to put obligations. The Company views its previous review of the arrangement under the terms of Statement of Financial Account Standards No. 150 as opposed Topic D-98 to be a weakness in our controls over financial reporting. Auditing Standard Number 2 issued by the Public Company Accounting Oversight Board, or PCAOB, indicates that a restatement of previously issued financial statements is a “strong indicator that a material weakness in internal control over financial reporting exists.” As a result of this weakness, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were not adequate to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. We looked specifically into the effectiveness of our disclosure controls and procedures in terms of classification issues involved in the evaluation of accounting implications associated with non-routine contracts and non-routine complex equity transactions. We found that we needed further support in classifying and reporting these transactions. As a result, we have expanded our accounting staff to include a staff member we believe to be versed in reviewing non-routine transactions and will retain qualified third-party advisors with respect to more complex equity transactions.

Our independent audit committee advised that they expect us to expand our staff to ensure that accounting and reporting are promptly and properly handled. We sought the help of an additional qualified professional who will commence his duties during the fourth quarter of 2007. We retained the assistance of a qualified third party accounting firm to assist in the preparation of the Company’s financial statements for this quarter. We have subscribed to accounting journals and have implemented additional review procedures. We have held staff meetings to ensure the prompt flow of corporate communication and information flow. We are currently scheduling members of our accounting staff for continuing professional education.

Based on these changes, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures to determine their effectiveness (as defined in Rule 13a-15(e) under the Securities Act, as amended) as of September 30, 2007. Based on that evaluation and the changes that we have discussed above, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report our disclosure controls and procedures were not effective. As result of the actions taken as discussed in the preceding paragraph, we believe that our disclosure controls and procedures have vastly improved but the full effect of these changes will not be experienced until the fourth quarter of 2007.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this quarterly report.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Pipeline:

On June 29, 2006, the Company entered into a $37 million convertible debt financing with a group of institutional investors. Under the terms of agreement, the Company issued convertible notes that accrue interest at a rate of 8% per annum, payable quarterly in arrears beginning on October 2, 2006. A member of the lending group which loaned our Company $1,000,000 is Iroquois Master Fund Ltd. On April 10, 2007, Iroquois Master Fund provided our Company a written default notice stating that the Company had failed to pay interest on their note and provided us their wire details. Immediately upon receipt of the wire details, the Company made full payment of the interest due. The Company’s position is that there was miscommunication of payment details and a good faith attempt on the Company’s part to communicate this to Iroquois Master Fund. The Company’s position is after payment of interest, management believed in good faith that the matter was addressed to the satisfaction of both parties On April 20, 2007; the Company received a second default notice seeking penalties and stating their rights under default. The Company promptly paid the $3,406 penalty to the account provided. The lenders’ rights under default are the payment of 125% of the principal amount due plus interest and penalties. Iroquois Master Fund has filed suit against the Company on June 19, 2007 in the Supreme Court of the State of New York County of New York for breach of contract. The Company firmly believes that it has acted in good faith and plaintiff's claim is without merit. The Company has retained counsel and will vigorously defend this action. The case citation is Iroquois Master Fund, Ltd. v. Pipeline Data, Inc., Index No. 602059/2007, Supreme Court of the State of New York, County of New York.

On July 11, 2006, when we acquired Valadata, Inc, we agreed to pay approximately an additional $1.5 million over the next two years subject to performance milestones. These payments are secured by a security agreement granting a continuing security interest in the assets of Valadata, Inc. The Company has determined that the performance milestones were not met as of July 11, 2007 and no further obligation exists. The former shareholders of Valadata, Inc. disagree with our determination and have an action against us in Superior court of the State of Arizona, County of Maricopa. The case citation is L60, Incorporated v. Pipeline Data, Inc., Valadata, Inc., and John Does I-X,  No. CV2007-016849, Superior Court of the State of Arizona, County of Maricopa. The complaint is dated September 15, 2007.

Garner Gifts contingent payment

Our payment processor First Data Merchant Services Corporation informed us of suspected fraudulent activity by a merchant that could result in a loss of approximately $150,000. We believe that such loss should be paid by First Data Merchant Services Corporation pursuant to their indemnification requirements in the ISO Services and Marketing Agreement, as amended, between our companies. They disagree. We filed suit against them on October 29, 2007. The case citation is Pipeline Data, Inc. v. First Data Merchant Services Corporation, Garner Gifts, and Delayna Garner, Civil Action, United States District Court for the Eastern District of New York.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On June 29, 2006, the Company entered into a $37 million convertible debt financing with a group of institutional investors. Under the terms of agreement, the Company issued convertible notes that accrue interest at a rate of 8% per annum, payable quarterly in arrears beginning on October 2, 2006. A member of the lending group which loaned our Company $1,000,000 is Iroquois Master Fund Ltd. On April 10, 2007, Iroquois Master Fund provided our Company a written default notice stating that the Company had failed to pay interest on their note and provided us their wire details. Immediately upon receipt of the wire details, the Company made full payment of the interest due. The Company’s position is that there was miscommunication of payment details and a good faith attempt on the Company’s part to communicate this to Iroquois Master Fund. The Company’s position is after payment of interest, management believed in good faith that the matter was addressed to the satisfaction of both parties On April 20, 2007; the Company received a second default notice seeking penalties and stating their rights under default. The Company promptly paid the $3,406 penalty to the account provided. The lenders’ rights under default are the payment of 125% of the principal amount due plus interest and penalties. Iroquois Master Fund has filed suit against the Company on June 19, 2007 in the Supreme Court of the State of New York County of New York for breach of contract. The Company firmly believes that it has acted in good faith and plaintiff's claim is without merit. The Company has retained counsel and will vigorously defend this action. The case citation is Iroquois Master Fund, Ltd. v. Pipeline Data, Inc., Index No. 602059/2007, Supreme Court of the State of New York, County of New York.

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

ITEM 5. OTHER INFORMATION

On July 17, 2007 the Audit Committee of the Board of Directors of Pipeline Data Inc. (the "Company") ended its relationship with Drakeford & Drakeford, LLC as the Company's independent registered public accounting firm. This dismissal occurred on July 17, 2007.

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

Date: November 20, 2007

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

November 20, 2007

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

November 20, 2007

By:	/s/ Donald Gruneisen
Name:	Donald Gruneisen
Title:	Chief Financial Officer

Exhibit 32

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Pipeline Data Inc., a Delaware corporation (the "Company"), on Form 10-QSB for the quarter ended September 30, 2007, as filed with the Securities and Exchange Commission (the "Report"), MacAllister Smith, Chief Executive Officer of the Company and , Donald Gruneisen, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to his knowledge:

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

Date: November 20, 2007

[A signed original of this written statement required by Section 906 has been provided to Pipeline Data Inc. and will be retained by Pipeline Data Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]