Form 10KSB/A
period 2005-12-31
PIPELINE DATA INC
filed 2007-11-28
CIK 1086533

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

Common Stock $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer’s revenues for the year ended 2005. $24,097,575

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of October 26, 2007, there were 49,731,937 shares of the registrant’s common stock, par value $0.001 issued and outstanding. As of October 26, 2007, the market value of securities held by non-affiliates is $17,973,603 based on the average of the high and low bid prices as reported by Yahoo.com. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

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

Transitional Small Business Disclosure Format (Check one): Yes |_|; No |X|

PIPELINE DATA INC.

DECEMBER 31, 2005 ANNUAL REPORT ON FORM 10-KSBA

EXPLANATORY NOTE

This amendment (the "Amendment") to the Annual Report on Form 10-KSB of Pipeline Data Inc. (the "Company") for the fiscal year ended December 31, 2005, as originally filed with the Securities and Exchange Commission on April 4, 2006 (the "Original Form 10-KSB") and as amended on August 16.2006 is required as correction of an error pursuant to Statement of Financial Accounting Standards No. 154, “ Accounting Changes and Error Corrections.” The error that was discovered regarding the Company’s classification of common stock that is subject to a repurchase obligation, which previously had been considered to be conditional obligations under the terms of Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. After reviewing this arrangement under the terms of Topic No. D-98: “Classification and Measurement of Redeemable Securities”, the Company believes that these shares should be considered temporary equity and classified as common shares subject to put obligations. The Company has reviewed this reclassification with its current and former independent registered public accounting firms. Included in this Amendment are the amended and restated financial statements for the Company under Item 1 and Controls and Procedures under Item 4T.

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

INDEX TO FINANCIAL STATEMENTS

Part I – Financial Information – Pipeline Data Inc.
Page
Item I – Financial Information

Balance Sheets as of December 31, 2005	F-4

Statements of Operations for the for the years ended December 31, 2005 and 2004	F-5

Statements of Operations for the three months ended December 31, 2005 and 2004	F-6

Statements of Stockholders’ Equity for the years ended December 31, 2005 and 2004	F-7-8

Statements of Cash Flows for the for the years ended December 31, 2005 and 2004	F-9

Notes to Financial Statements	F-10– F-34

DRAKEFORD & DRAKEFORD, LLC
CERTIFIED PUBLIC ACCOUNTANTS

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

/S/Drakeford & Drakeford, LLC

-------------------------------------

New York, New York

March 10, 2006, except for Note A as to which the date is October 12, 2007

PIPELINE DATA INC.

CONSOLIDATED BALANCE SHEET

December 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 2,254,664
Accounts receivable	1,518,830
Interest receivable	57,214
Inventory	71,689
Advances and prepaid expenses	139,322
Note receivable	175,000

Total current assets	4,216,719

PROPERTY AND EQUIPMENT, net	666,514

OTHER ASSETS
Restricted cash	75,489
Merchant portfolio, residual rights and other intangibles	9,855,679
Deferred acquisition and debt issuance costs	932,938
Notes receivable	750,000
Deposits	53,521
Deferred tax assets, net	780,138
Goodwill	24,556,638

Total other assets	37,004,403

TOTAL ASSETS	$ 41,887,636

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 1,320,334
Lease obligations-equipment	35,376
Notes payable	15,600,000

Total current liabilities	16,955,710
LONG-TERM LIABILITIES
Notes payable-World Products Shareholders	525,000
Note payable-Camofi Master LDC	1,400,000
Lease obligations-equipment	134,330
Notes payable-convertible 8%	322,734

Total long-term liabilities	2,382,064

COMMITMENTS AND CONTINGENCIES
TEMPORARY EQUITY
Common stock subject to put obligations, 9,398,058 shares, issued and outstanding	9,679,999
Total temporary equity	9,679,999

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 5,000,000 shares authorized, no shares issued or outstanding at December 31, 2005
Common stock, $.001 par value: 95,000,000 shares authorized,
29,196,012 shares issued and outstanding at December 31, 2005	29,196
Common stock subscribed	5,780,207
Deferred stock compensation and unvested stock bonus	29,797
Additional paid-in capital	9,200,550
Retained Earnings (deficit)	(2,169,887)
Total stockholders’ equity	12,869,863

TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY	$ 41,887,636

The accompanying notes are an integral part of these statements.

PIPELINE DATA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended
December 31, 2005 December 31, 2004

Revenue	$ 24,097,575	$ 15,565,134

Interchange	12,049,353	8,267,961
Cost of services sold	5,377,176	4,000,070
Cost of goods sold	148,076	175,939

Total cost of goods and services sold	17,574,605	12,443,970

Gross profit	6,522,970	3,121,164

Operating Expenses
Salaries and payroll cost	3,676,989	1,928,121
Selling, general and administrative	1,705,680	1,140,923
Depreciation and amortization	833,964	449,226

Total operating Expenses	6,216,633	3,518,270

Net income (loss) from operations	306,337	(397,106)

Other income and expenses
Interest and other income	75,375	64,266
Interest expense	(792,788)	(367,479)

Total other income (expenses)	(717,413)	(303,213)

(Loss) before income tax benefit	(411,076)	(700,319)

Benefit from income taxes	779,833	0

Net income (loss)	$ 368,757	$ (700,319)

Basic and diluted earnings (loss) per common share:
Earnings (loss) per share
Basic	$ 0.01	$ (0.03)
Diluted	$ 0.01	N/A
Weighted average number of shares outstanding:
Basic	27,909,673	21,107,818
Diluted	29,312,083	N/A

The accompanying notes are an integral part of these statements.

PIPELINE DATA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended
	December 31, 2005	December 31, 2004

Revenue	$ 7,062,713	$ 4,442,941

Interchange	3,399,801	2,373,199
Cost of services sold	1,462,106	1,072,435
Cost of goods sold	62,294	47,434

Total cost of goods and services sold	4,924,201	3,493,068

Gross profit	2,138,512	949,873

Operating Expenses
Salaries and payroll cost	1,188,192	629,113
Selling, general and administrative	591,690	437,590
Depreciation and amortization	752,221	419,880

Total operating expenses	2,532,103	1,486,583

(Loss) from operations	(393,591)	(536,710)

Other income and (expenses)
Interest income	22,801	24,171
Interest expense	(297,026)	(136,854)

Total other (expenses)	(274,225)	(112,683)

(Loss) before income tax benefit	(667,816)	(649,393)

Benefit from income taxes	526,062	0

Net (loss)	$ (141,754)	$ (649,393)

Basic and diluted (loss) per common share:
(Loss) per share
Basic and diluted	$ (0.01)	$ (.03)
Weighted average number of shares outstanding:
Basic and diluted	30,436,164	25,525,334
Diluted	N/A	N/A

The accompanying notes are an integral part of these statements.

PIPELINE DATA INC.

CONSOLIDATED STATEMENT OF TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY

Additional
Common stock subject to put obligations, shares	Common stock	Paid-in	Accumulated	Deferred
Shares Amount	Shares Amount	Capital	Loss	Compensation	Total

Balance at December 31, 2003	13,146,250	13,146	1,451,821	(1,838,325)	0	(373,353)

Conversion of 3,000 shares of series A preferred
conv. stock to 3,000,000 shares of common	3,000,000	3,000	1,497,000			1,500,000

( 5,000 shares of series A preferred conv.) Canceled			5

Issuance of common stock for services	218,319	218	116,482			116,700

Issuance of common stock for residual rights	32,952	33	29,967			30,000

Issuance of common stock for additional portfolio	2,367,764	2,368	2,071,078			2,073,446

Issuance of common stock-employment agreements	69,422	69	86,708			86,777

Exercise of warrants	106,665	107	37,203			37,310

Exercise of stock options	10,000	10	3,490			3,500

Conversion of 8% conv. note to common stock	1,170,153	1,170	408,384			409,554

Issuance of common stock for interest	256,497	256	123,237			123,493

Issuance of common stock due to earnings level	5,674,000	5,674	2,124,366			2,130,040

Issuance of common stock for note payment	50,000	50	49,950			50,000

Deferred stock compensation, net of unvested
stock bonus outstanding					34,126	34,126

Net loss for the year ended December 31, 2004	________	_______	_________	(700,319)	________	(700,319)

Balance at December 31, 2004	26,102,022	26,101	7,999,691	(2,538,644)	34,126	5,521,274

Common stock subscribed						5,780,207

Issuance of common stock for interest and

conversion of principal on Laurus debt			199,880	200	199,680			199,880

Conversion of 8% convertible notes &
interest to common stock			828,571	828	289,171			289,999

Exercise of warrants			342,857	343	121,342			121,685

Issuance of common stock for services			297,332	297	78,420			78,717

Issuance of common stock for additional portfolio			64,010	64	70,347			70,411

Issuance of common stock for employment
agreements/Unvested stock bonus			153,340	153	190,929		(4,329)	186,753

Conversion of stock options			308,000	308	(308)			0

Acquisitions/Mergers	9,398,058	9,679,999	900,000	902	251,278			9,932,179

Net income for the year ended December 31, 2005			________	_______	_________	368,757	________	368,757

Balance at December 31, 2005	9,398,058	$ 9,679,999	29,196,012	$ 29,196	$ 9,200,550	$ (4,237,460)	$ 29,797	$ 22,549,862

The accompanying notes are an integral part of this statement.

PIPELINE DATA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the year ended	For the year ended
December 31, 2005	December 31, 2004

OPERATING ACTIVITIES:
Net Income (loss)	$ 368,757	$ (700,319)
Adjustments for noncash and nonoperating items:
Depreciation and amortization	833,964	449,226
Common stock for services, debt, portfolio, and other, net	1,368,613	254,121
Deferred taxes	(780,138)	0
Acquisitions of businesses, net of cash	(2,157,780)	0
Changes in operating assets and liabilities:
Receivables	(999,924)	(223,949)
Note receivable	0	(640,000)
Accrued interest receivable	(35,630)	(16,190)
Inventory	(31,602)	(18,177)
Deposits and other	(51,654)	(31,017)
Advances and prepaid expenses	(59,678)	(28,328)
Officer loans payable	0	(100,000)
Accounts payable and accrued expenses	645,634	170,028
Other loans and notes payable	0	(4,741)
Lease obligations-equipment	20,610	9,927

Cash used by operating activities	(878,828)	(879,419)
INVESTING ACTIVITIES:
Capital expenditures	(434,971)	(257,962)
Merchant portfolio and residual rights purchase	(1,738,645)	(1,240,038)
Acquisitions of businesses	(7,700,000)	0
Note receivable-non-current	(200,000)	0
Deferred acquisition and debt issuance costs	(365,770)	(567,168)
Change in restricted cash	1,935,533	(2,011,022)
Proceeds from preferred stock	0	172,309

Cash used by investing activities	(8,503,853)	(3,903,881)

FINANCING ACTIVITIES:
Proceeds from sale of stock	0	172,309
Proceeds from lease financing	125,797	60,988
Proceeds from convertible notes	0	289,400
Proceeds from exercise of warrants	121,685	37,310
Purchase of preferred stock from officer	0	(1,000,000)
Lease obligation payments	(54,184)	(11,310)
Proceeds from Laurus, Camofi, Sheridan notes	17,000,000	6,000,000
Loan payments	(6,249,805)	(166,665)

Cash provided by financing activities	10,943,493	5,382,032
NET INCREASE IN CASH	1,560,812	598,732
CASH BALANCE BEGINNING OF PERIOD	693,852	95,120
CASH BALANCE END OF PERIOD	$ 2,254,664	$ 693,852
SUPPLEMENTAL DISCLOSURES:
Interest Corporate income taxes	$ 792,788 $ 0	$ 367,479 $ 0

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

Change in Accounting Principle

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL

STATEMENTS

(COMMITMENTS AND CONTINGENCIES – TEMPORARY EQUITY)

The accounting for certain stock repurchase obligations made in connection with our acquisition of Charge.com, Inc had previously been considered to be conditional obligations under the terms of Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. After reviewing this arrangement under the terms of Topic No. D-98: “Classification and Measurement of Redeemable Securities”, we believe that the shares issued to the former Charge.com, Inc stockholders should be considered temporary equity and classified as common shares subject to put obligations.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES (continued)

1.	Nature of Operations/ Basis of Presentation (continued)

Change in Accounting Principle (continued)

The following table illustrates the correction of error as shown on the face of the Company’s balance sheet and the effect on Earnings (loss) per shares:

	As previously reported 12/31/05	Restatement Adjustment 12/31/05	As restated 12/31/05
Temporary Equity
Common shares subject to put obligation	$ --	$9,679,999	$9,679,999
Common Stock	38,594	(9,398)	29,196
Additional paid-in capital	18,871,151	(9,670,601)	9,200,550
Total Stockholders’ Equity	$22,549,862	$(9,679,999)	$12,869,863
Earnings per share	$ 0.01	$ 0.00	$ 0.01

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

The following table illustrates the correction of error as shown on the face of the Company’s statement of stockholders’ equity and the effect it has on operations and loss per share for the years 2003 and 2004.

	As previously reported 12/31/03	Restatement Adjustment 12/31/03	As restated 12/31/03	As previously reported 12/31/04	Restatement Adjustment 12/31/04	As restated 12/31/04
Merchant portfolio, residual rights and other intangibles, net	2,500,000	(58,158)	2,441,842	5,222,654	(403,098)	4,819,556
Retained deficit	(1,780,167)	(58,158)	(1,838,325)	(2,077,388)	(461,256)	(2,538,644)
Depreciation and amortization	35,222	58,158	93,380	46,128	403,098	449,226
Net loss	(299,790)	(58,158)	(357,948)	(297,221)	(403,098)	(700,319)
Basic loss per share	(0.02)	(0.01)	(0.03)	(0.01)	(0.02)	(0.03)

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES (continued)

2.	Nature of Operations/ Basis of Presentation (continued)

Change in Accounting Principle (continued)

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

Restricted Cash:

Restricted cash of $ 75,489 represents funds held-on-deposit with processing banks pursuant to agreements to cover potential merchant losses.

2.	Inventories

Inventories consist of finished products of technical parts and supplies valued at the lower of cost or market.

3.	Accounts and Notes Receivable, net

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

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method for financial reporting purposes and primarily accelerated methods for tax purposes. For financial reporting purposes, equipment is depreciated over five to seven years. Leasehold improvements and property acquired under capital leases are amortized over the useful life of the asset or the lease term, whichever is shorter. Depreciation expenses for property and equipment for the years ended December 31, 2005 and 2004 was $ 88,266 and $ 38,250, respectively.

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

NOTE B--EARNINGS PER SHARE

A reconciliation of basic to diluted weighted average common shares outstanding is as follows for the years ended:

Year 2005	Income available	Common shares	Per share amount
Basic earnings per share	$ 368,757	27,909,673	$ .01

Effects of dilutive securities:

Stock options	0	1,059,598.00
Warrants	0	95,402.00
Stock subscribed	_____0	247,410.00

Diluted earnings per share	$ 368,757	29,312,083	$ .01

Year 2004	Income available	Common shares	Per share amount
Basic loss per share	$(297,221)	21,107,818	$(.01)

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

Charge.com, Inc acquisition contingency:

On December 19, 2005, 9,398,059 shares of our restricted common stock were issued to the former stockholders of Charge.com, which shares are subject to twelve month lock up provisions and of which shares 5,500,000 shares are afforded certain price protection provisions as follows: if the price of our common stock is not at least $1.25 per share by the earlier of the twenty-four (24) month anniversary of the issuance of the shares or the date on which we are required to register the shares, then we will be required to (i) return the domain name Charge.com to the former Charge.com, (ii) pay the former stockholders of Charge.com in cash the difference between $1.25 per share and the market value of the price protected shares, or (iii) pay the former stockholders of Charge.com in shares of our common stock the difference between $1.25 per share and the market value of the price protected shares.

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

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2005

NOTE M – TEMPORARY EQUITY

Common shares subject to put obligation

The accounting for certain stock repurchase obligations made in connection with our acquisition of Charge.com, Inc had previously been considered to be conditional obligations under the terms of Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. After reviewing this arrangement under the terms of Topic No. D-98: “Classification and Measurement of Redeemable Securities”, we believe that the shares issued to the former Charge.com, Inc stockholders should be considered temporary equity and classified as common shares subject to put obligations.

As of December 31, 2005, the former shareholders of Charge.com had the right to put to the Company up to 9,398,058 shares of Company common stock valued at $9,679,999. This put right resulted in a decrease to paid-in capital. If the Company does not receive written approval for the listing of its stock on the Nasdaq Small Cap Market or AMEX by September 30, 2006, the company is required to repurchase these shares of stock for $1.25 per share if the shareholders of these shares provide written notice within ten business days after September 30, 2006. Each shareholder may continue to hold their shares as quoted on the OTCBB. If a shareholder chooses to have the company repurchase the shares of stock, then the company is required to do so within thirty days after receipt of notice from that shareholder.

NOTE N- SUBSEQUENT EVENTS

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

Charge.com, Inc acquisition agreement amendments

On October 26, 2006, the second amendment to the Agreement and Plan of Merger among Pipeline Data Inc. ("Pipeline"), Charge.com Acquisition, Inc., Charge.com, Inc., David Danzig and Gregory Danzig was entered into by Pipeline, David Danzig and Gregory Danzig, on behalf of himself and Kauai Investment Holdings, LLC (“Kauai”). The purpose of the amendment, was to provide the Danzigs and Kauai additional time to determine whether to exercise their rights under their merger agreement between the parties to cause Pipeline to purchase all their shares of Pipeline common stock acquired in the merger of Charge.com, Inc. with Pipeline in December 2005. Pursuant to the amendment, if the Danzigs and Kauai want Pipeline to purchase all their shares of Pipeline common stock, they must notify Pipeline of such decision between November 16, 2006 and November 30, 2006. If the Danzigs and Kauai notify Pipeline that they desire to have their shares repurchased, Pipeline has agreed to do so at a purchase price of $1.2625 per share by December 29, 2006 or pay interest at the rate of 12% per annum until the PPDA Common Stock is paid for in full.

On December 5, 2006, the Company and the former shareholders of Charge.com entered into the third amendment to the Agreement and Plan of Merger dated as of December 19, 2005, giving them a put right whereby they have the right, between June 15, 2007 and June 29, 2007, to require the company to repurchase the shares of stock issued to them at a price per share of $1.33825 per share or $12,576,951. Each shareholder may continue to hold their shares as quoted on the OTCBB. If a shareholder chooses to have the company repurchase the shares of stock, then the company is required to pay such shareholder in cash by October 30, 2007, the per share purchase price, plus interest.

On July 3, 2007, the Company and the former shareholders of Charge.com entered into the fourth amendment the Agreement and Plan of Merger dated as of December 19, 2005 giving the former shareholders the right, between December 17, 2007 and 5:00 PM (Eastern Standard Time) on December 28, 2007, to require the Company to repurchase the shares of stock issued to them at a price of $1.37785 per share. If a former shareholder exercises its put right, the Company must purchase the shares by no later than January 4, 2008 at the purchase price, plus interest at an annual rate of 12% accruing from September 28, 2007 and at an annual rate of 18% from October 31, 2007. The Company has a call right until no later than December 26, 2007 to purchase some or all of the former shareholders’ stock at $1.37785 per share, plus interest at an annual rate of 12% accruing from September 28, 2007 and at an annual rate of 18% from October 31, 2007.

A total of 9,398,058 shares of stock are subject to this agreement.

ITEM 4T.  CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the restatement of the Company’s financial statements for the years ended December 31, 2006 we re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures to determine their effectiveness (as defined in Rule 13a-15(e) under the Securities Act, as amended) as of the periods then ended. While we previously disclosed the existence of certain common stock of our Company that is subject to a repurchase obligation, we had considered this to be a conditional obligation under the terms of Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. We previously re-evaluated this and concluded that this arrangement should be reviewed under the terms of Topic No. D-98: “Classification and Measurement of Redeemable Securities”. Thus, the Company believes that these shares should be considered temporary equity and classified as common shares subject to put obligations. The Company views its previous review of the arrangement under the terms of Statement of Financial Account Standards No. 150 as opposed Topic D-98 to be a weakness in our controls over financial reporting. Auditing Standard Number 2 issued by the Public Company Accounting Oversight Board, or PCAOB, indicates that a restatement of previously issued financial statements is a “strong indicator that a material weakness in internal control over financial reporting exists.” As a result of this weakness, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were not adequate to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. We looked specifically into the effectiveness of our disclosure controls and procedures in terms of classification issues involved in the evaluation of accounting implications associated with non-routine contracts and non-routine complex equity transactions. We found that we needed further support in classifying and reporting these transactions. As a result, we have expanded our accounting staff to include a staff member we believe to be versed in reviewing non-routine transactions and will retain qualified third-party advisors with respect to more complex equity transactions.

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

Date: November 28, 2007

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in their capacities as directors and on the dates indicated.

/s/ JACK RUBINSTEIN		Director
JACK RUBINSTEIN	November 28, 2007

/s/ KEVIN WELLER		Director
KEVIN WELLER	November 28, 2007

/s/ MACALLISTER SMITH		Director
MACALLISTER SMITH	November 28, 2007

/s/ JOHN M REEDER		Director
JOHN M REEDER	November 28, 2007

/s/ HAROLD DENTON		Director
HAROLD DENTON	November 28, 2007

/s/ MICHAEL GREENBURG		Director
MICHAEL GREENBURG	November 28, 2007

/s/ LARRY GOLDSTEIN	________________________________	Director
LARRY GOLDSTEIN	November 28, 2007
/s/ JACK RUBINSTEIN		Director
JACK RUBINSTEIN	November 28, 2007

/s/ KEVIN WELLER		Director
KEVIN WELLER	November 28, 2007

/s/ MACALLISTER SMITH		Director
MACALLISTER SMITH	November 28, 2007