Form 10KSB/A
period 2005-12-31
PIPELINE DATA INC
filed 2007-11-28
CIK 1086533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

PIPELINE DATA INC

Form 10-KSB

(Amendment No. 1)

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

Transitional Small Business Disclosure Format (Check one): Yes |_|; No |X|

PIPELINE DATA INC.

DECEMBER 31, 2006 ANNUAL REPORT ON FORM 10-KSBA

EXPLANATORY NOTE

This amendment (the "Amendment") to the Annual Report on Form 10-KSB of Pipeline Data Inc. (the "Company") for the fiscal year ended December 31, 2006, as originally filed with the Securities and Exchange Commission on April 4, 2006 (the "Original Form 10-KSB") is required as correction of an error pursuant to Statement of Financial Accounting Standards No. 154, “ Accounting Changes and Error Corrections.” The error was discovered regarding the Company’s classification of common stock that is subject to a repurchase obligation, which previously had been considered to be conditional obligations under the terms of Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. After reviewing this arrangement under the terms of Topic No. D-98: “Classification and Measurement of Redeemable Securities”, the Company believes that these shares should be considered temporary equity and classified as common shares subject to put obligations. The Company has reviewed this reclassification with its current and former independent registered public accounting firms. Included in this Amendment are the amended and restated financial statements for the Company under Item 1 and Controls and Procedures under Item 4T.

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

Item 7. Financial Statements.

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

INDEX TO FINANCIAL STATEMENTS

Part 1 - Financial Information
Page

Item 1 - Financial Statements

Balance Sheets as of December 31, 2006 and 2005	F-1

Statements of Operations for the years ended December 31, 2006 and 2005	F-2

Statements of Stockholders' Equity for the years ended December 31, 2006 and 2005	F-3 – F-4

Statements of Cash Flows for the years ended December 31, 2006 and 2005	F-5

Notes to Financial Statements	F-6 – F-29

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

/s/Drakeford & Drakeford, LLC

-------------------------------------

New York, New York

March 27, 2007, except for Note A as to which the date is October 12, 2007

PIPELINE DATA INC.

CONSOLIDATED BALANCE SHEETS

December 31,
ASSETS	2006	2005

CURRENT ASSETS
Cash and cash equivalents	$ 2,770,494	$ 2,254,664
Accounts receivable, net	3,028,719	1,518,830
Interest receivable	7,778	57,214
Inventory	95,184	71,689
Advances and prepaid expenses	243,125	139,322
Note receivable	300,000	175,000

Total current assets	6,445,300	4,216,719

PROPERTY AND EQUIPMENT, net	1,117,380	666,514

OTHER ASSETS
Restricted cash	564,575	75,489
Merchant portfolio, residual rights and other intangibles	15,585,602	9,855,679
Deferred acquisition and debt issuance costs	1,748,814	932,938
Notes receivable, net	693,792	750,000
Deposits	46,991	53,521
Deferred tax assets, net	0	780,138
Goodwill	38,821,893	24,556,638

Total other assets	57,461,667	37,004,403

TOTAL ASSETS	$ 65,024,347	$ 41,887,636

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 2,104,939	$ 1,320,334
Lease obligations-equipment	60,765	35,376
Notes payable	0	15,600,000
Merchant deposits and loss reserve	347,670	0

Total current liabilities	2,513,374	16,955,710

LONG-TERM LIABILITIES
Notes payable-senior secured convertible	27,695,571	1,400,000
Notes payable-World Products shareholders	525,000	525,000
Lease obligations-equipment	53,443	134,330
Notes payable – current 8%	0	322,734
Deferred tax liability, net	3,640,109	0

Total long-term liabilities	31,914,123	2,382,064

COMMITMENTS AND CONTINGENCIES
TEMPORARY EQUITY
Common stock subject to put obligations, 9,398,058 shares, issued and outstanding	12,576,951	9,679,999
Total temporary equity	12,576,951	9,679,999

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value: 5,000,000 shares authorized, no shares issued or outstanding at December 31, 2006
Common stock, $.001 par value: 150,000,000 shares authorized,
38,588,079 and 29,196,012 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	38,618	29,196
Common stock subscribed	0	5,780,207
Additional paid-in capital	22,474,263	9,230,347
Retained earnings (deficit)	(4,455,722)	(2,169,887)
Less: 30,000 shares of treasury stock, at cost	(37,260)	0

Total stockholders' equity	18,019,899	12,869,863
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY	$ 65,024,347	$ 41,887,636

The accompanying notes are an integral part of these statements.

PIPELINE DATA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31,
2006	2005

Revenue	$ 41,813,817	$ 24,097,575

Interchange	18,542,700	12,049,353
Cost of services sold	7,971,977	5,377,176
Cost of goods sold	373,408	148,076

Total cost of goods and services sold	26,888,085	17,574,605

Gross profit	14,925,732	6,522,970

Operating expenses
Salaries and payroll cost	6,403,301	3,676,989
Selling, general and administrative	3,536,088	1,705,680
Depreciation and amortization	2,372,503	833,964

Total operating expenses	12,311,892	6,216,633

Income from operations	2,613,840	306,337

Other income and expenses
Interest and other income	121,540	75,375
Interest expense	(4,720,526)	(792,788)
Loss on early retirement of debt	(2,140,107)	0

Total other income (expenses)	(6,739,093)	(717,413)

(Loss) before income taxes	(4,125,253)	(411,076)

Provision for income taxes	(1,839,438)	(779,833)

Net income (loss) attributable to common equity holders for purposes of computing basic and diluted earnings per share	(2,285,815)	368,757

Deemed dividend on common stock subject to put obligation	2,896,952	0

Net income (loss) for purposes computing basic and diluted earnings per share	$ (5,182,767)	$ 368,757

Basic and diluted earnings (loss) per common share:
Earnings (loss) per share
Basic	$ (0.12)	$ 0.01
Diluted	N/A	$ 0.01
Weighted average number of shares outstanding:
Basic	44,324,014	27,909,673
Diluted	N/A	29,312,083

The accompanying notes are an integral part of these statements.

PIPELINE DATA INC.

CONSOLIDATED STATEMENT OF TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY

Common Stock		Common Stock		Additional	Accumulated	Treasury	Total
Subject to put obligation				Paid-in
Shares	Amount	Shares	Amount	Capital	Deficit	Stock

Balance at December 31, 2004			26,102,022	26,101	8,033,837	(2,538,664)		5,521,274
Common stock subscribed								5,780,207
Issuance of common stock for interest and conversion of principal on Laurus debt			199,880	200	199,680			199,880
Conversion of 8% convertible notes and interest to common stock			828,571	828	289,171			289,999
Exercise of warrants			342,857	343	121,342			121,685
Issuance of common stock for services			297,332	297	78,420			78,717
Issuance of common stock for employment agreements/unvested stock bonus			153,340	153	186,600			186,753
Conversion of stock options			308,000	308	(308)			0
Acquisitions/Mergers	9,398,058	9,679,999	964,010	966	321,625			10,002,590
Net income for the year ended December 31, 2005	________	________	________	_______	_________	368,757	________	368,757

Balance at December 31, 2005	9,398,058	$ 9,679,999	29,196,012	$ 29,196	$ 9,230,367	(2,169,907)	$ 0	$ 22,549,862

Common stock previously subscribed			5,999,628	6,000	5,774,207
Common stock for services			128,574	129	374,497			374,626
Vesting of options granted to employees					282,979			282,979
Vesting of options granted to outside consultant					7,574			7,574
Exercise of stock options			356,098	356	37,541			37,897
Exercise of warrants			674,281	674	708,369			709,043
Conversion of 8% convertible notes			485,742	485	322,248			322,733
Interest on 8% convertible notes			111,077	111	84,860			84,971
Fair value of warrants issued with convertible debt					4,329,000			4,329,000
Fair value of warrants issued for advisory/underwriting fee					437,500			437,500
Beneficial conversion feature on convertible debt					5,803,863			5,803,863
Deferred tax liability on beneficial conversion feature and warrants					(4,260,123)			(4,260,123)
Acquisitions/Mergers			1,666,667	1,667	2,238,333			2,240,000
Deemed dividend on stock subject to put obligation		2,896,952			(2,896,952)			0
Purchase of treasury stock			(30,000)				(37,260)	(37,260)
Net loss for the year December 31, 2006	________	________	________	________	_________	(2,285,815)	________	(2,285,815)

Balance at December 31, 2006	9,398,058	$ 12,576,951	38,588,079	$ 38,618	$ 22,474,263	$ (4,455,722)	$ (37,260)	$ 30,596,850

The accompanying notes are an integral part of these statements.

PIPELINE DATA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,
2006	2005

OPERATING ACTIVITIES:
Net Income (loss)	$ (2,285,815)	$ 368,757
Adjustments for noncash and nonoperating items:
Depreciation and amortization	2,372,504	833,964
Loss on early retirement of debt	2,140,107	0
Stock based compensation	423,250	728,967
Common stock for services and other	272,876	179,097
Amortization of debt issuance cost and discount on
long term debt	1,582,451	414,176
Deferred taxes, net	(1,839,438)	(780,138)
Changes in operating assets and liabilities:
Receivables	(1,436,105)	(508,718)
Note receivable	57,214	(35,630)
Inventory	(23,495)	(31,602)
Advances and prepaid expenses	(99,686)	13,775
Deposits and restricted cash	(127,799)	(97,141)
Accounts payable and accrued expenses	999,139	(253,129)
Income taxes payable	0	(15,547)

Cash provided by operating activities	2,035,203	816,831

INVESTING ACTIVITIES:
Capital expenditures	(592,055)	(389,952)
Merchant portfolio and residual rights purchase	(2,027,223)	(4,139,436)
Note receivable	(140,900)	(273,453)
Acquisitions of businesses	(15,717,318)	(8,262,900)
Change in restricted cash	(355,795)	2,011,022

Cash used by investing activities	(18,833,291)	(11,054,719)

FINANCING ACTIVITIES:
Proceeds from lease financing	0	129,059
Proceeds from notes payable	0	17,525,000
Proceeds from senior secured convertible notes, net	26,349,693	0
Warrants and beneficial conversion feature	10,650,307	0
Debt issuance cost	(1,477,060)	(231,692)
Debt service payments	(17,000,000)	(5,711,187)
Loss on early retirement of debt	(1,863,000)	0
Warrant and stock option exercise	746,735	124,356
Purchase of treasury stock	(37,260)	0
Lease obligation payments and loan payments	(55,497)	(36,836)

Cash provided by financing activities	17,313,918	11,798,700

NET INCREASE IN CASH	515,830	1,560,812
CASH BALANCE BEGINNING OF PERIOD	2,254,664	693,852
CASH BALANCE END OF PERIOD	$ 2,770,494	$ 2,254,664
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$ 2,678,740	$ 792,788
Income taxes	$ 0	$ 0

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

Basis of Financial Statement Presentation

The accompanying consolidated financial statements include those of Pipeline Data, Inc. (the "Company") and its subsidiaries. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions with the Company's subsidiaries have been eliminated upon consolidation.

Change in Accounting Principal

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

The following table illustrates the correction of error as shown on the face of the Company’s balance sheet and the effect on Earnings (loss) per shares:

	As previously reported 12/31/06	Restatement Adjustment 12/31/06	As restated 12/31/06	As previously reported 12/31/05	Restatement Adjustment 12/31/05	As restated 12/31/05
Temporary Equity
Common shares subject to put obligation	$ -	$12,576,951	$12,576,951	$ --	$9,679,999	$9,679,999
Common Stock	48,016	(9,398)	38,618	38,594	(9,398)	29,196
Additional paid-in capital	35,041,816	(12,567,553)	22,474,263	18,900,948	(9,670,601)	9,230,347

Total Stockholders’ Equity	$30,596,850	$(12,576,951)	$18,019,899	$22,549,862	$(9,679,999)	$12,869,863
Earnings(loss) per share	$ (0.05)	$ (0.07)	$ (0.12)	$ 0.01	$ (0.0)	$ 0.01

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

Substantially all of the Company's revenue is derived from processing Visa and MasterCard bank card transactions. Because the Company is not a ''member bank'' as defined by Visa and MasterCard, in order to process these bank card transactions the Company has entered into sponsorship agreements with banks that are "member banks" and paid applicable fees.. The agreements with the bank sponsors require, among other things, that the Company abide by the by-laws and regulations of the Visa and MasterCard associations.

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

Notes Receivable

The Company has two demand notes aggregating $300,000 at the simple rate of 10-18% per annum and a long term secured promissory note, due February 1, 2008, with a balance, net of discount of $693,792. The face amount of the note is $739,900. Interest is imputed at the rate of 6%. The note is secured by 1,000,000 shares of the Company's common stock

Property and Equipment, net

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

Merchant Deposits and Loss Reserves

The Company follows the Financial Accounting Standards Board Interpretation No. 45: Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45") requires all guarantees be recorded at their fair value at inception. We believe our potential liability for the full amount of the operating losses discussed above is a guarantee under FIN 45. We estimate the fair value of these guarantees by adding a fair value margin to our estimate of losses. This estimate of losses is comprised of known losses and a projection of future losses based on a percentage of direct merchant credit card and debit card sales volumes processed. Disputes between a cardholder and a merchant periodically arise due to the cardholder's dissatisfaction with merchandise quality or the merchant's service, and the disputes may not always be resolved in the merchant's favor. In some of these cases, the transaction is ''charged back'' to the merchant and the purchase price is refunded to the cardholder by the credit card-issuing institution. If the merchant is unable to fund the refund, the Company is liable for the full amount of the transaction. The Company maintains deposits from certain merchants as an offset to potential contingent liabilities that are the responsibility of such merchants. Additionally, the Company has a recovery team that is responsible for collecting "charge backs". The Company evaluates its ultimate risk and records an estimate of potential loss for chargebacks related to merchant fraud based upon an assessment of actual historical fraud loss rates compared to recent processing volume levels. The Company believes that the liability recorded as loss reserves approximates fair value.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Customer Acquisition Costs

Deferred customer acquisition costs consist of up-front signing bonus payments made to sales personnel (the Company's sales force), and cash payments made to external vendors resulting in the establishment of new merchant relationships. Deferred acquisition costs represent incremental, direct customer acquisition costs that are recoverable through future operations, contractual minimums, and/or penalties in the case of early termination. The deferred customer acquisition costs are amortized over the three-year term of the contract the merchant enters into with the Company. In the event the customer cancels the contract or ceases operations, the Company expenses the un-amortized balance of deferred acquisition costs. Generally, the acceleration or expensing of any unamortized deferred acquisition cost is off-set by a termination fee the company charges the customer for opting out of their contractual obligation.

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

Income Taxes

The Company recognizes deferred income tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of utilizing net operating loss and credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The impact on deferred income taxes of changes in tax rates and laws, if any, are reflected in the consolidated and combined financial statements in the period enacted.

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

Diluted earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period and the impact of securities that, if exercised, would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period generally are assumed to have a dilutive effect on earnings per share. Stock options and restricted share grants of 0 and 3,638,592 for the twelve months ended December 31, 2006 and 2005 respectively were not included in computing diluted earnings per share because their effects were anti-dilutive.

	Year ended December 31,
	2006	2005
Net income (loss) available to common equity holders used to compute basic earnings per share	$ (2,285,815)	$ 368,757
Less: Deemed dividend on common stock subject to put obligation	(2,896,952)	-
Net income (loss) used to compute basic and diluted earnings per share	(5,182,767)	$ 368,757
Weighted average shares outstanding – basic	44,324,014	27,909,673
Plus: Common stock equivalent shares assumed from conversion of options	N/A	1,402,410
Weighted average shares outstanding – diluted	N/A	29,312,083
Basic net earnings (loss) per share	$ (0.12)	$ 0.01
Diluted net earnings per share	N/A	$ 0.01

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

New accounting pronouncements (continued)

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

The assets acquired and liabilities assumed in the Aircharge acquisition were as follows:

Cash	$ 1,941
Trade receivables	15,047
Plant, property and equipment	3,487
Computer software	0
Intangible assets	0
Goodwill	1,793,245
Liabilities assumed	(158,595)
Total Purchase Price	$1,655,125

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

NOTE C – ACQUISITIONS (continued)

Charge.com, Inc.

On December 19, 2005, the Company completed the purchase of Charge.com, Inc., by acquiring all of the outstanding capital stock of Charge.com, Inc. for a total purchase price of $25,288,839.

Cash	$ 878,627
Trade receivables	476,132
Inventory	1,250
Plant, property and equipment	1,000
Computer Software	12,000
Intangible assets	5,115,840
Goodwill	21,654,828
Liabilities assumed	(799,702)
Deferred tax liability	(2,051,136)
Total Purchase Price	$ 25,288,839

Subsequent to our initial purchase price allocation, we adjusted the price allocation to recognize the related deferred tax liability and corresponding adjustment to goodwill by 2,051,136.

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

NOTE D – GOODWILL

The changes to the goodwill balance during the twelve months ended December 31, 2005 and December 31, 2006 are as follows:

Goodwill balance as of December 31, 2004	$ 2,324,762
Goodwill acquired	22,231,876
Goodwill amortized or impaired	0
Goodwill balance as of December 31, 2005	$24,556,638
Goodwill acquired	14,265,255
Goodwill amortized or impaired	0
Goodwill balance as of December 31, 2006	$38,821,893

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

NOTE E- INTANGIBLE ASSETS

The changes to the intangible assets, which include merchant portfolios and customer relationships during the twelve months ended December 31, 2005 and December 31, 2006, are as follows:

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

The components of income tax expense for the years ended December 31, were as follows:

	2006	2005
Current:
Federal	$ 0	$ 0
State	0	0
Deferred:
Federal	(1,438,613)	(779,833)
State	(400,825)	0
Total provision for income taxes	$(1,839,438)	$(779,833)

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

SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Based on the Company's forecast of future taxable income, management determined that a valuation allowance related to deferred tax assets was not required as of December 31, 2006.

The differences in Federal taxes provided and the amounts determined by applying the federal statutory tax rate to income (loss) from continuing operations for the years ended December 31, 2006 and 2005 are as follows:

Year ended December 31,
	2006		2005
	$ Amount	Percentage	$ Amount	Percentage
U.S Federal income tax at the statutory rate	$(1,402,587)	(34%)	$(139,766)	(34%)
U.S State taxes	(247,515)	(6%)	0	(0%)
Changes in valuation allowance	(0)	(0%)	(619,907)	(151%)
Non-deductible expenses and other	(189,337)	(5%)	(20,160)	(5%)
Provision for (benefit from) income taxes	$(1,839,438)	(45%)	$(779,833)	(n/a)

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

Our future minimum lease commitments under noncancelable leases are as follows at December 31, 2006.

Twelve Months Ending December 31	Amount
2007	$ 356,560
2008	372,856
2009	377,242
2010	321,968
2011	270,691
Later years	334,052
Total minimum payments required	$ 2,033,369

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

Twelve Months Ending December 31	Amount
2007	$ 75,010
2008	42,987
2009	13,981
2010	4,746
2011	0
Later years	0
Total minimum payments required	$ 136,724
Less: amount representing interest	22,516
Present value of net minimum lease payments	$ 114,208

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

.PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

NOTE H - STOCK OPTIONS AND WARRANTS (continued)

 Stock-Based Compensation (continued)

Impact of Change for adoption of FAS 123R
	Year ended December 31,
	2006	2005
Net loss, as reported	$(2,285,815)	$ 368,757
Add: Stock-based compensation expense included in reported net earnings, net of related income tax effects	n/a	0
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related income tax effects	n/a	(144,787)
Net earnings – Pro Forma	$(2,285,815)	$223,990
Earnings per share—basic, as reported	$(0.05)	$0.01
Earnings per share—basic, pro forma	n/a	$0.01
Earnings per share—fully diluted, as reported	n/a	$0.01
Earnings per share—fully diluted, as reported	n/a	$0.01

In September 2005, the Company's Board of Directors approved the adoption of the 2005 Pipeline Data Inc Stock Incentive Plan in order to award restricted stock, nonqualified stock options and incentive stock options. This plan was approved by the Company's stockholders in January 2006.

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

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

NOTE H - STOCK OPTIONS AND WARRANTS (continued)

Options (continued)

The following table summarizes information related to stock options outstanding and exercisable as of December 31, 2006:
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
0.00 - 0.99	2,180,086	2.02	$ 0.58	2,180,086	2.02	$ 0.58
1.00-1.24	2,232,114	3.29	$ 1.09	2,232,114	3.29	$ 1.09
1.25-1.39	800,000	4.04	$ 1.25	800,000	4.04	$ 1.25
1.40-1.74	1,265,000	4.36	$ 1.50	1,040,000	3.89	$ 1.50
1.75+	3,040,000	4.29	$ 2.19	2,590,000	3.90	$ 2.24
	9,517,200	3.52	$ 1.39	8,842,200	3.29	$ 1.36

Warrants

As of December 31, 2006, the Company has reserved an aggregate of 16,389,923 shares of common stock pending the exercise of the warrants.

Warrant activity is summarized as follows:
Warrants
Warrants outstanding, December 31, 2005	4,655,450

Exercised	(700,127)
Expired	(415,400)
Issued	12,850,000

Warrants outstanding, December 31, 2006	16,389,923

The following table summarizes information related to warrants outstanding and exercisable as of December 31, 2006:
Strike Price	Number of Warrants	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
0.00 - 0.99	418,690	1.13	$ 0.35
1.00-1.24	700,000	3.75	$ 1.10
1.25-1.39	266,667	4.55	$ 1.25
1.40-1.74	11,950,001	4.50	$ 1.40
1.75+	3,054,565	3.36	$ 2.00
	16,389,923	4.17	$ 1.35

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

If the Company does not comply with certain requirements relating to filing the registration statement or maintaining its effectiveness, we are required to pay each holder monthly in cash as partial liquidated damages 1.25% of the aggregate purchase price paid by such holder for the convertible notes and warrants. A Registration Statement for 11,100,000 common stock underlying warrants at $1.40 and 10,000,000 Common Stock underlying convertible promissory note at $1.30 per share was deemed effective December 6, 2006. We are required to register the remaining 18,461,538 shares of our common stock underlying the convertible note as well as an additional 25% of the aggregate shares registered pursuant to our registration rights agreement. Effectiveness of these additional registrations is subject to the review by the Securities and Exchange Commission. The Company is in negotiations with the Holder's pertaining to the registration payment arrangement and filing a new Registration Statement. We have accrued an additional and probable settlement to interest expense, estimated at $116,000 related to the registration payment arrangement. This most likely will be settled in additional warrants issued to the holders of the notes.

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

NOTE M – TEMPORARY EQUITY

Common shares subject to put obligation

In December 2006, the company amended its agreement with the selling shareholders of Charge.com, Inc giving them a put right whereby they have the right, between June 15, 2007 and June 29, 2007, to require the company to repurchase the shares of stock issued to them at a price per share of $1.33825 per share or $12,576,951. Each shareholder may continue to hold their shares as quoted on the OTCBB. If a shareholder chooses to have the company repurchase the shares of stock, then the company is required to pay such shareholder in cash by October 30, 2007, the per share purchase price, plus interest.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

NOTE M – TEMPORARY EQUITY(continued)

Common shares subject to put obligation(continued)

Due to the company’s not achieving a listing on the Nasdaq or AMEX prior to September 30, 2006 and as a result of the renegotiation of the put right, the company recognized a deemed dividend or increase in redemption value of the put right of $2,896,952. This increase in redemption value of the common shares subject to the put obligation is offset by a charge to additional paid in capital. This reflects the increase in the put obligation price per share from $1.03 to $1.33825 per share.

NOTE N – SUBSEQUENT EVENTS

Charge.com, Inc acquisition agreement amendment

On July 3, 2007, the Company and the former shareholders of Charge.com amended the Agreement and Plan of Merger dated as of December 19, 2005 giving the former shareholders the right, between December 17, 2007 and 5:00 PM (Eastern Standard Time) on December 28, 2007, to require the Company to repurchase the shares of stock issued to them at a price of $1.37785 per share. If a former shareholder exercises its put right, the Company must purchase the shares by no later than January 4, 2008 at the purchase price, plus interest at an annual rate of 12% accruing from September 28, 2007 and at an annual rate of 18% from October 31, 2007. The Company has a call right until no later than December 26, 2007 to purchase some or all of the former shareholders’ stock at $1.37785 per share, plus interest at an annual rate of 12% accruing from September 28, 2007 and at an annual rate of 18% from October 31, 2007. Management believes it has a number of solutions to address this upcoming deadline.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the restatement of the Company’s financial statements for the years ended December 31, 2005 we re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures to determine their effectiveness (as defined in Rule 13a-15(e) under the Securities Act, as amended) as of the periods then ended. While we previously disclosed the existence of certain common stock of our Company that is subject to a repurchase obligation, we had considered this to be a conditional obligation under the terms of Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. We previously re-evaluated this and concluded that this arrangement should be reviewed under the terms of Topic No. D-98: “Classification and Measurement of Redeemable Securities”. Thus, the Company believes that these shares should be considered temporary equity and classified as common shares subject to put obligations. The Company views its previous review of the arrangement under the terms of Statement of Financial Account Standards No. 150 as opposed Topic D-98 to be a weakness in our controls over financial reporting. Auditing Standard Number 2 issued by the Public Company Accounting Oversight Board, or PCAOB, indicates that a restatement of previously issued financial statements is a “strong indicator that a material weakness in internal control over financial reporting exists.” As a result of this weakness, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were not adequate to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. We looked specifically into the effectiveness of our disclosure controls and procedures in terms of classification issues involved in the evaluation of accounting implications associated with non-routine contracts and non-routine complex equity transactions. We found that we needed further support in classifying and reporting these transactions. As a result, we have expanded our accounting staff to include a staff member we believe to be versed in reviewing non-routine transactions and will retain qualified third-party advisors with respect to more complex equity transactions.

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