Form 10QSB/A
period 2007-03-31
PIPELINE DATA INC
filed 2008-01-07
CIK 1086533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

PIPELINE DATA INC

Form 10-QSB-A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at December 31, 2007
Common Stock, $0.001 par value	49,731,937

PIPELINE DATA INC.

MARCH 31, 2007 ANNUAL REPORT ON FORM 10-KSBA

EXPLANATORY NOTE

This amendment (the "Amendment") to the Quarterly Report on Form 10-QSB of Pipeline Data Inc. (the "Company") for the three months ended March 31, 2007, as originally filed with the Securities and Exchange Commission on May 15, 2007 (the "Original Form 10-KSB") is required as correction of an error pursuant to Statement of Financial Accounting Standards No. 154, “ Accounting Changes and Error Corrections.” The error was discovered regarding the Company’s classification of common stock that is subject to a repurchase obligation, which previously had been considered to be conditional obligations under the terms of Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. After reviewing this arrangement under the terms of Topic No. D-98: “Classification and Measurement of Redeemable Securities”, the Company believes that these shares should be considered temporary equity and classified as common shares subject to put obligations. The Company has reviewed this reclassification with its current and former independent registered public accounting firms. Included in this Amendment are the amended and restated financial statements for the Company under Item 1 and Controls and Procedures under Item 3.

PIPELINE DATA INC.

MARCH 31, 2007 QUARTERLY REPORT ON FORM 10-QSB

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

ITEM 3A/T	CONTROLS AND PROCEDURES

PART II	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

ITEM 2	CHANGES IN SECURITIES

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

ITEM 4	SUMBISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5	OTHER INFORMATION

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

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

INDEX TO FINANCIAL STATEMENTS

Part 1 - Financial Information
Page

Item 1 - Financial Statements

Balance Sheets as of March 31, 2007 (unaudited) and December 31, 2006	F-1

Statements of Operations for the three months ended March 31, 2007 and 2006 (unaudited)	F-4

Statements of Cash Flows for the three months ended March 31, 2007 and 2006 (unaudited)	F-5

Notes to Financial Statements	F-7 - F-15

PIPELINE DATA INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 3,635,193	$ 2,770,494
Accounts receivable, net	2,208,992	3,028,719
Interest receivable	0	7,778
Inventory	87,636	95,184
Advances and prepaid expenses	213,630	243,125
Note receivable	0	300,000

Total current assets	6,145,451	6,445,300

PROPERTY AND EQUIPMENT, net	1,324,246	1,117,380

OTHER ASSETS
Restricted cash	766,940	564,575
Merchant portfolio, residual rights and other intangibles	15,056,384	15,585,602
Deferred acquisition and debt issuance costs	1,751,965	1,748,814
Notes receivable, net	721,050	693,792
Deposits	45,885	46,991
Deferred tax assets, net	93,205	0
Goodwill	41,208,990	38,821,893

Total other assets	59,644,419	57,461,667

TOTAL ASSETS	$ 67,114,116	$ 65,024,347

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 2,135,618	$ 2,104,939
Lease obligations-equipment	92,265	60,765
Commitments and contingencies	1,500,000	0
Merchant deposits and loss reserve	359,451	347,670

Total current liabilities	4,087,334	2,513,374

LONG-TERM LIABILITIES
Notes payable-senior secured convertible	28,361,215	27,695,571
Notes payable-World Products shareholders	525,000	525,000
Lease obligations-long term	140,611	53,443
Deferred tax liability, net	3,486,375	3,640,109

Total long-term liabilities	32,513,201	31,914,123

 COMMITMENTS AND CONTINGENCIES
TEMPORARY EQUITY
Common stock subject to put obligations, 9,398,058 shares, issued and outstanding	12,576,951	12,576,951
Total temporary equity	12,576,951	12,576,951

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value: 5,000,000 shares authorized, no shares issued or outstanding at March 31, 2007 and December 31, 2006
Common stock, $.001 par value: 150,000,000 shares authorized,
48,088,995 and 47,986,137 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	38,749	38,618
Additional paid-in capital	23,489,272	22,474,263
Retained earnings (deficit)	(5,554,131)	(4,455,722)
Less: 30,000 shares of treasury stock, at cost	(37,260)	(37,260)

Total stockholders' equity	17,936,630	18,019,899

TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY	$ 67,114,116	$ 65,024,347


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


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

The following table illustrates the correction of error as shown on the face of the Company’s balance sheet and the effect on Earnings (loss) per shares:

	As previously reported 12/31/06	Restatement Adjustment 12/31/06	As restated 12/31/06	As previously reported 3/31/07	Restatement Adjustment 3/31/07	As restated 3/31/07
Temporary Equity
Common shares subject to put obligation	$ -	$12,576,951	$12,576,951	$ --	$12,576,951	$12,576,951
Common Stock	48,016	(9,398)	38,618	48,147	(9,398)	38,749
Additional paid-in capital	35,041,816	(12,567,553)	22,474,263	36,056,825	(12,567,553)	23,489,272
Total Stockholders’ Equity	$30,596,850	$(12,576,951)	$18,019,899	$30,513,581	$(12,576,951)	$17,936,630
Earnings(loss) per share	$ (0.05)	$ (0.07)	$ (0.12)	$ (0.02)	$ (0.0)	$ (0.02)


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


NOTE J – TEMPORARY EQUITY

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

Our independent audit committee advised that they expect us to expand our staff to ensure that accounting and reporting are promptly and properly handled. We expanded our accounting staff to include two additional qualified professionals. We retained the assistance of a qualified third party accounting firm to assist in the preparation of the Company’s financial statements for this quarter. We have subscribed to accounting journals and have implemented additional review procedures. We have held staff meetings to ensure the prompt flow of corporate communication and information flow. We are currently scheduling members of our accounting staff for continuing professional education.

Based on these changes, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures to determine their effectiveness (as defined in Rule 13a-15(e) under the Securities Act, as amended) as of March 31, 2007. Based on that evaluation and the changes that we have discussed above, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report our disclosure controls and procedures were not effective. As result of the actions taken as discussed in the preceding paragraph, we believe that our disclosure controls and procedures have vastly improved but the full effect of these changes will not be experienced until the fourth quarter of 2007.

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


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

1

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

2

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

Date: January 7, 2008

3

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

January 7, 2008

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

January 7, 2008

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

Date: January 7, 2008

[A signed original of this written statement required by Section 906 has been provided to Pipeline Data Inc. and will be retained by Pipeline Data Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]