Form 10QSB/A
period 2007-06-30
PIPELINE DATA INC
filed 2008-01-08
CIK 1086533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

PIPELINE DATA INC

Form 10-QSB/A

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

Large Accelerated Filer ☐	Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at December 31, 2007
Common Stock, $0.001 par value	49,773,603

PIPELINE DATA INC.

JUNE 30, 2007 ANNUAL REPORT ON FORM 10-KSBA

EXPLANATORY NOTE

This amendment (the "Amendment") to the Quarterly Report on Form 10-QSB of Pipeline Data Inc. (the "Company") for the three months ended June 30, 2007, as originally filed with the Securities and Exchange Commission on August 21, 2007 (the "Original Form 10-KSB") is required as correction of an error pursuant to Statement of Financial Accounting Standards No. 154, “ Accounting Changes and Error Corrections.” The error was discovered regarding the Company’s classification of the increase in the value of the Temporary Equity – Common stock subject put obligation during the year 2006 as a reduction of additional paid in capital instead of an adjustment to the retained deficit. common stock that is subject to a repurchase obligation. The Company has reviewed this reclassification with its current and former independent registered public accounting firms. Included in this Amendment are the amended and restated financial statements for the Company under Item 1 and Controls and Procedures under Item 3.

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

SIGNATURES

PART I

ITEM 1. FINANCIAL STATEMENTS

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2007 (unaudited) and December 31, 2006	3

Condensed Consolidated Statements of Operations for the six months ended June 30, 2007 and 2006 (unaudited)	5

Condensed Consolidated Statements of Operations for the three months ended June 30, 2007 and 2006 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006 (unaudited)	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	9 - 21

PIPELINE DATA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	Dec. 31, 2006
	(unaudited)	(restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 3,455,578	$ 2,770,494
Accounts receivable, net	2,630,247	3,028,719
Interest receivable	-	7,778
Inventory	80,912	95,184
Prepaid expenses and other current assets	166,145	243,125
Note receivable	-	300,000

Total current assets	6,332,882	6,445,300

PROPERTY AND EQUIPMENT, net	1,374,996	1,117,380

OTHER ASSETS
Restricted cash	966,345	564,575
Merchant portfolios, residual rights and other intangibles, net	14,955,292	15,585,602
Debt issuance costs	1,109,275	1,294,154
Deferred customer acquisition costs, net	501,671	449,611
Notes receivable, net	734,010	693,792
Other	198,682	52,040
Goodwill	43,458,990	38,821,893

Total other assets	61,924,265	57,461,667

TOTAL ASSETS	$ 69,632,143	$ 65,024,347

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$ 699,826	$ 1,522,229
Accrued expenses	1,438,406	582,710
Notes Payable-World Products Inc shareholders	525,000	-
Capital lease obligations	90,487	60,765
Accrued acquisition costs	5,217,008	-
Merchant deposits and loss reserve	479,859	347,670

Total current liabilities	8,450,586	2,513,374

LONG-TERM LIABILITIES
Notes payable-senior secured convertible	29,026,859	27,695,571
Notes payable-World Products Inc shareholders	0	525,000
Capital lease obligations	121,792	53,443
Deferred rent on operating lease	38,373	-
Deferred tax liabilities, net	3,253,774	3,640,109

Total long-term liabilities	32,440,798	31,914,123

Total Liabilities	40,891,384	34,427,497

COMMITMENTS AND CONTINGENCIES
TEMPORARY EQUITY
Common stock subject to put obligations, 9,398,058 shares	12,576,951	12,576,951
Total temporary equity	12,576,951	12,576,951
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 5,000,000 shares authorized,
no shares issued or outstanding at June 30, 2007 and December 31, 2006	-	-
Common stock, $.001 par value: 150,000,000 shares authorized,
38,690,976 and 38,588,079 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	38,811	38,618
Additional paid-in capital	22,579,987	22,474,263
Accumulated deficit	(6,381,730)	(4,455,722)

Less: 90,000 and 30,000 shares of treasury stock, at cost, at June 30, 2007 and 2006, respectively	(73,260)	(37,260)
Total stockholders’ equity	16,163,808,	18,019,899

TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY	$ 69,632,143	$ 65,024,347

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

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2007

NOTE K- PRIOR-PERIOD ADJUSTMENTS (CORRECTION OF ERRORS)

In connection with the preparation of the Quarterly report on Form 10-QSB of the Company for the six months ended June 30, 2007 we reviewed the accounting for certain stock repurchase obligations made in connection with our acquisition of Charge.com, Inc which had previously been considered to be conditional obligations under the terms of Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. After reviewing this arrangement under the terms of Topic No. D-98: “Classification and Measurement of Redeemable Securities”, we believe that the shares issued to the former Charge.com, Inc stockholders should be considered temporary equity and classified as common shares subject to put obligations. The following table has been restate to reflect the reclassification of the increase in the value of the purchase obligation during the year 2006 as a reduction of additional paid in capital instead of an adjustment to the retained deficit. The company has reviewed this with its current and former independent registered public accounting firms and has identified certain adjustments that necessitate the restatement of its financial statements for years ended December 31, 2005 and 2006 and are summarized as follows:


The following table illustrates the correction of error as shown on the face of the Company’s balance sheets:

	As previously reported 12/31/06	Restatement Adjustment 12/31/06	As restated 12/31/06	As previously reported 12/31/05	Restatement Adjustment 12/31/05	As restated 12/31/05
Temporary Equity
Common shares subject to put obligation	$ --	$12,576,951	$12,576,951	$ --	$11,747,572	$11,747,572
Common Stock	48,016	(9,398)	38,618	38,594	(9,398)	29,196
Additional paid-in capital	35,041,816	(12,567,553)	22,579,987	18,900,948	(11,738,174)	7,162,774
Retained deficit	(4,455,722)	--	(4,455,722)	(2,169,887)	$ --	(2,169,887)
Total Stockholders’ Equity	$30,596,850	$(12,576,951)	$18,019,899	$22,549,862	$(11,747,572)	$10,802,290
Effect on loss per share	$(0.05)	$ (0.07)	$(0.12)	$0.01	$ 0.00	$0.01

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2007

NOTE K- PRIOR-PERIOD ADJUSTMENTS (CORRECTION OF ERRORS) (continued)

The following table illustrates the correction on the Company’s balance sheet as of June 30, 2007:

	As previously reported 6/30/07	Restatement Adjustment 6/30/07	As restated 6/30/07
Additional paid-in capital	23,409,366	(829,379)	22,579,987
Retained deficit	(7,211,109)	829,379	(6,381,730)
Total Stockholders’ Equity	$16,163,808	--	$16,163,808
Effect on loss per share	$(0.04)	--	$(0.04)


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

This purchase is in relation to a rescinded stock issuance to our former Chief Financial Officer when we ceased our relationship with him.

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

Date: January 8, 2008

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

Exhibit 32

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Pipeline Data Inc., a Delaware corporation (the "Company"), on Form 10-QSB for the quarter ended June 30, 2007, as filed with the Securities and Exchange Commission (the "Report"), MacAllister Smith, Chief Executive Officer of the Company and , Donald Gruneisen, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to his knowledge:

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