Form 10KSB
period 2007-12-31
PIPELINE DATA INC
filed 2008-03-31
CIK 1086533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

PIPELINE DATA INC.

Form 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Delaware	13-3953764
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1515 Hancock Street, Suite 301, Hancock Plaza,

Quincy, Massachusetts 02169-5243

(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (617) 405-2600

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒No☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large Accelerated Filer __ Accelerated Filer __ Non-Accelerated Filer  ☒

State issuer's revenues for its most recent fiscal year: $49,903,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 11, 2008, there were 49,776,603 shares of the registrant's common stock, par value $0.001 issued and outstanding. As of March 11, 2008, the market value of securities held by non-affiliates is $16,842,443 based on the average of the high and low bid prices as reported by Yahoo.com. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

1

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: the proxy information statement for the year ended December 31, 2007.

Transitional Small Business Disclosure Format (Check one): Yes☐; No☒

TABLE OF CONTENTS

Item Number and Caption

PART I

ITEM 1. Business	5

ITEM 2. Properties	26

ITEM 3. Legal Proceedings	26

ITEM 4. Submission of Matters to a Vote of Security Holders	27

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters	27

ITEM 6. Management's Discussion and Analysis of Financial Condition and
Results of Operations	28

ITEM 7. Financial Statements	36

ITEM 8. Changes in and Disagreements with Accountants on
Accounting and Financial Matters	71

ITEM 8A(T) Controls and Procedures	71

ITEM 8B Other Information	72

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance	73

ITEM 10. Executive Compensation	73

ITEM 11. Security Ownership of Certain Beneficial Owners
and Management	73

ITEM 12. Certain Relationships and Related Transactions, and Director Independence	73

ITEM 13. Exhibits	73

ITEM 14.Principal Accountant Fees and Services	73

ANNUAL REPORT ON FORM 10KSB FOR PIPELINE DATA INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Annual Report on Form 10-KSB for the year ended December 31, 2007 discusses financial projections, information or expectations about the products or markets of our company, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Annual Report, in "Management's Discussion and Analysis". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report. When considering such forward-looking statements, readers should keep in mind the risks referenced above and the other cautionary statements in this Annual Report.

PART I

Item 1. Business.

BUSINESS

Overview of our Business and our Development

We are a value-added provider of merchant payment processing services and related software products. We deliver credit and debit card-based payment processing solutions primarily to small to medium-sized merchants who operate either in a physical "brick and mortar" business environment, over the Internet, or in mobile or wireless settings via cellular-based wireless devices. We also target new customers for our mobile wireless transaction processing and municipal payment processing services. We believe our experience and knowledge in providing payment processing services to small to medium-sized merchants gives us the ability to effectively evaluate and manage the payment processing needs and risks that are specific to small businesses

Our primary customer base consists of small to medium-sized merchants. According to the Nilson Report, there are approximately 4.9 million merchants in the United States, representing 6.1 million locations, of which we estimate there to be 3.2 million small to medium-sized merchants currently accepting Visa and MasterCard credit cards. Additionally, just under 600,000 new businesses open every year in the United States. We believe that the small to medium-sized merchant market offers us significant growth opportunities for the "first time" installation and subsequent servicing of credit card authorization and payment systems.

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

Our revenues are derived primarily from the electronic processing of credit, charge and debit card transactions that are authorized and captured through third-party networks. Typically, fees charged to merchants for these processing services are based on a variable percentage of the dollar amount of each transaction, as well as an additional pre-determined transaction fee; we refer to these fees as interchange fees in this prospectus. Merchant customers may also be charged miscellaneous fees, including statement fees, annual fees, monthly minimums fees, fees for handling payment chargebacks, gateway fees and other miscellaneous services. Revenues are reported gross of amounts paid to sponsor banks, as well as interchange and assessments paid to credit card associations (such as MasterCard and Visa) under revenue sharing agreements pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. We have outsourced a portion of our services to third-party processors including, but not limited to, CTS Holdings, Inc. (a wholly owned subsidiary of First Data Corp), Nova Information Systems, Inc. and Wells Fargo Bank, to whom, in each case, we remit a portion of the fee income for services they provide. In March 2008, we entered into a new bank sponsorship agreement with Palm Dessert National Bank. This arrangement has just commenced and, thus, as of the date of this report, we have not serviced merchant relationships pursuant to this arrangement.

We were formed as a Delaware corporation in June 1997, and operate through several wholly owned subsidiaries:

SecurePay.com, Inc., which we refer to herein as SecurePay acquired in March 2002;
Northern Merchant Services, Inc., which we refer to herein as NMSI and acquired in August 2002;
Pipeline Data Processing, Inc., which we formed and refer to herein as PDP;
Pipeline Data Portfolio Acquisitions, Inc, which we formed and refer to herein as Pipeline Acquisitions;
Aircharge, Inc., which we refer to herein as Aircharge and acquired effective September 30, 2005;
Charge.com, Inc., which we refer to herein as Charge, and acquired on December 19, 2005;
Cardaccept.com, Inc., which we formed and refer to herein as Cardaccept.com
Paynet Systems, Inc., which we refer to herein as Paynet and acquired on July 3, 2006; and
Valadata, Inc., which we refer to herein as Valadata, and acquired on July 11, 2006.

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

We have employed a strategy of entering financing arrangements to facilitate our business development. During the year ended December 31, 2006, we entered a financing arrangement with several institutional investors to issue $37.0 million of convertible notes and warrants. The notes issued on June 29, 2006 and maturing four years from the date of issuance, can be converted into Pipeline common stock at the conversion price of $1.30 per share. 11,100,000 warrants were issued with an exercise price of $1.40 (the "Centrecourt Financing"). We used the proceeds of the Centrecourt Financing to repay the $15.0 million Sheridan note and the $2.0 million obligation to CAMOFI Master LDC, and to fund the purchase price for Valadata, Inc. and Paynet Systems, Inc.

On January 12, 2006, our stockholders approved a reverse stock split. The reverse stock split, however, has not yet been implemented. Readers should note that unless otherwise indicated all share information in this Business section is presented on a pre-reverse stock split basis. Readers should also note that when we use the term "recurring revenue payments" " herein, we do not mean to imply that such revenue payments are guaranteed, but rather that services for which payments are made are provided continually over a period of time, as opposed to on a one-time basis.

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

On July 11, 2006, we acquired Valadata, Inc., a retail merchant credit card processing provider catering primarily to the restaurant industry. We also acquired a separate retail portfolio. The purchase price for Valadata was $5.4 million in cash and an additional $1.5 million over the next two years, subject to performance milestones. The purchase price for the separate retail portfolio was $500,000. The Company determined that the performance milestones were not met as of July 11, 2007 and that no further obligation exists to the former shareholders of Valadata, Inc. However, we did calculate the residuals of the all underlying seller agents of Valadata and made milestone payments to all agents who reached their performance milestones. The former shareholders of Valadata, Inc. disagree with our determination. In October 2007, L60, Inc. (comprised of former Valadata shareholders) filed suit against Pipeline Data, Inc. in Maricopa County Superior Court.  In its complaint, L60 alleges that Pipeline and Valadata breached certain agreements made in connection with Pipeline's acquisition of Valadata, and seeks around $1.5M, plus attorneys' fees and costs.  Pipeline vigorously dispute the claims, have filed an answer denying any liability and have countersued plaintiff and various related parties for, among other things, breach of contract and tortious interference with contractual relationships.  Pipeline's counterclaims seek compensatory and punitive damages, as well as attorneys' fees.  In February of 2008, the Court dismissed Pipeline's tort claims without prejudice to the extent they are grounded in their contracts with L60;but their contract claims against L60 and its principals remain, as well as a claim for tortious interference against a third party.  The case is now proceeding to discovery.

On November 29, 2007, we signed a binding letter of intent to acquire Innovative Resource Alliance ("IRA"), the parent corporation of TenderCard(TM), a gift, loyalty and stored value solutions provider with over 12,000 merchants based in Falmouth, Massachusetts and Merchant Services Network ("MSN"), a retail merchant services provider based in West Palm Beach, Florida, in exchange for up to 25.7 million shares of our company common stock, subject to certain earn in provisions. The transaction is subject to (a) the approval of the company's boards of directors of PPDA and IRA and (b) the completion of the acquisition of CoCard Marketing Group, LLC ("CoCard"); (c) the receipt of financing to fund the CoCard acquisition and the transactions contemplated by the merger contemplated by this Letter of Intent and (c) the per share price of equity raised to fund this transaction being no less than $1.30.

The parties contemplate the merger of our wholly owned subsidiary into IRA in consideration for the issuance to the former IRA stockholders of up to Twenty Five Million Seven Hundred Thousand (25,700,000) shares of our unregistered common stock (the "Shares"), subject to certain ratchet up provisions, in accordance with the following formula and in accordance with our stock price subject to a maximum share issuance of Twenty Eight Million Seven Hundred Thousand 28,700,000 shares. The issuance of shares is contemplated as follows:

a.  13,700,000 shares immediately upon close and distributed pro-rata to IRA shareholders based on a conversion ratio to be agreed upon in the definitive agreement (the "Conversion Ratio")

b.  12,000,000 shares issued and escrowed for distribution to IRA shareholders pursuant to the Conversion Ratio according to the following earn in formula

(i)	2,000,000 shares immediately upon closing the purchase of an identified portfolio reviewed by the parties;

(ii)	10,000,000 shares to be distributed to IRA shareholders upon the occurrence of the following events:

a.

1,000,000 shares for each additional $70,000 per month of average net recurring revenue (which means the average of receipts minus the sum of interchange, all costs of services and residual payments owed).

(iii)	This earn-in provision expires July 1, 2009 unless further extended by our board of directors.

As merged, Pipeline Data/IRA intends to acquire COCARD(R) Marketing Group, LLC ("COCARD"), a Nashville, Tennessee-based merchant services provider catering primarily to small and medium-sized retail accounts. COCARD currently services over 25,000 merchants. IRA and CCOCARD entered into a Definitive Merger Agreement to acquire COCARD for approximately $101 million in cash entered into on October 22, 2007.

Both the IRA and COCARD transactions are currently pending further negotiations and completion of financing. No assurance can be given that either transaction will be consummated.

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

We have found relationships with banks to be a cost-effective and valuable method of reaching small to medium-sized merchants that would otherwise be difficult to identify and locate using customary marketing practices. Pursuant to these relationships, banks endorse the processing systems we market and service and participate in referring new customers. We believe the utilization of ISOs to be another effective way of increasing the volume of merchant referrals.

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

Wireless Authorization Services

We provide electronic transaction authorization services for all major credit cards originating from certain wireless cell phone and PDA devices and transactions originating over the Internet. Authorization generally involves approving a cardholder's purchase at the point-of-sale after verifying that the card is not lost or stolen and that the purchase amount is within the cardholder's credit or account limit. The electronic authorization process for a credit card transaction begins when the merchant "swipes" the card through its wireless terminal or enters the card via the Internet and enters the dollar amount of the purchase. After capturing the data, the device transmits the authorization request via the SecurePay system to our switching center, where the data is routed to the appropriate credit card association network for authorization. The transaction is approved or declined by the credit card association, and the response is transmitted back to our switching center where it is routed to the appropriate merchant.

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

Cell Phone and PDA Devices

The SecurePay gateway allows the acceptance of credit card payments over wireless Internet devices, such as certain cell phones that utilize Palm OS, Java and Windows CE platforms. The wireless solution enables the merchant to process transactions utilizing airwaves, as opposed to traditional phone lines, for wireless transaction authorization and processing. Wireless enabled transaction authorization and processing in environments where traditional phone lines are unavailable, inconvenient and/or prohibitively expensive, affords merchants increased flexibility, mobility and security in processing card transactions. Further, wireless technology allows merchants that have relied on paper-based processing, where the ability to check if a card is stolen or credit limits exceeded is generally unavailable or inconvenient, to convert to electronic processing. In so doing, such merchants can also avoid the higher rates imposed by both Visa and MasterCard for paper-based transactions or key entered transactions. We intend to aggressively market our products and services to the wireless and mobile merchant sector. We believe the wireless and mobile transaction processing market is poised for exploitation, and, therefore, will market a suite of products and services through our Aircharge subsidiary to service mobile transaction processing merchants. In its May 2004 report, "Mobile Merchants POS Terminals: Revisiting Untethered Card Acceptance," research firm the TowerGroup stated that "Targeting mobile merchants, plumbers, non-store retailers, restaurants and taxi and limousine services who accept a majority of payments through cash and checks will greatly affect the wireless market, especially through handheld devices."

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

In most cases, in accordance with our contracts with processing banks, the funds collection and disbursement function for each of the items listed above is performed on our behalf. At month's end, the processing bank collects the total discount rate and various fees from the merchants via electronic withdrawal and disburses to each of the service providers its fees, except for the interchange fee paid to the card-issuing bank for which the disbursements are made daily. Shortly after month end, the processing bank disburses to us the remainder of the funds collected from the merchant. We then disburse funds to agents and other service providers. Several factors can alter our profitability for merchant transactions. Primarily, these include (i) improper use of the card reading terminal by the merchant resulting in higher interchange fees paid to the card-issuing bank, (ii) lower than anticipated average dollar sales of credit card transactions, thereby reducing our gross transaction margin because many of the transaction costs are fixed and (iii) the inability to collect the discount rate, chargeback or other fees because of insufficient funds in the merchant's bank account.

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

The Small to Medium-sized Merchant Market

Small to medium-sized merchants generally have a lower volume of credit card transactions, are difficult to identify and have traditionally been underserved by credit card processors. We expect the small to medium-sized merchants we target to increasingly accept and benefit from the increased usage of card-based payment systems. By 2015, the majority of consumer payments around the world will have moved from cash to other payment mechanisms, according to Theodore Iacobuzio, managing director for TowerGroup's Executive Research Office. In its research report, "The Cashless, Cardless Society: Coming Soon to a Paypoint Near You," the TowerGroup said it believes payments will move increasingly toward a "pay-as-you-go" model that will enable consumers to use the Internet to buy what they want wherever they are. Although payments will increasingly move through the Web rather than cash or even plastic, the majority will still be funded by traditional bank relationships and run through established payment networks and infrastructure. Iacobuzio states, "While certain non-traditional players may make headway in taking share of new payments mechanisms, we believe that the payments network as a whole will remain firmly in the grip of financial services institutions." Further, The Federal Services Policy Committee of the Federal Reserve System reported that the year 2003 marked the first time in United States history that electronic payment transactions (44.5 billion) exceeded the number of check transactions (36.7 billion). This expected shift in electronic payments is likely to continue for the foreseeable future and reflects the expanding role of technology and its impact on consumer spending within retail, financial and banking businesses. As a result, many small to medium-sized businesses are seeking, and we expect many new small to medium-sized businesses to seek, to provide customers with the ability to pay for merchandise and services using credit or debit cards, including those in industries that have historically accepted cash and checks as the only forms of payment for their merchandise and services. Our historic and continuing strategy is to expand our company by aggressively growing the number of merchant accounts serviced and by creating a processing and servicing operation that is efficient and scalable. We believe this will allow us to more easily expand our operations without significantly increasing our fixed costs. We also intend to grow the number of accounts we service through a combination of external acquisitions and internal sales efforts. We have created an efficient and scalable processing and servicing operation by employing talented team members, utilizing state-of-the-art technology and differentiating between what should be serviced in house and what should be outsourced, in order to maximize resources while providing better service to our clients. We believe that the development of our company to date demonstrates how we have implemented our strategy.

The proliferation of credit and debit cards has made the acceptance of card-based payment a necessity for businesses, both large and small, in order to remain competitive. We believe that these businesses are experiencing increased pressure to accept card-based payment methods in order to remain competitive and to meet consumer expectations. As a result, many of these small to medium-sized businesses are seeking, and we expect many new small to medium-sized businesses to continue to seek to provide customers with the ability to pay for merchandise and services using credit or debit cards, including those in industries that have historically accepted cash and checks as the only forms of payment for their merchandise and services. Historically, the larger acquiring banks have marketed credit card processing services to national and regional merchants and have not focused on small to medium-sized merchants, as small to medium-sized merchants are often perceived as too difficult to identify and expensive to service. This created an opportunity for non-banks, such as our company, which recognized the business potential of providing electronic processing to these small to medium-sized merchants. We have focused our marketing efforts on small to medium-sized merchants, which have traditionally been underserved by processing banks. We understand the unique characteristics of this market segment and have tailored our marketing and servicing efforts accordingly. We are able to provide electronic processing systems at rates that generally are lower than those available from small local processors as a result of our transaction volume. We serve a diverse portfolio of small to medium-sized merchants. No single merchant accounted for more than 3% of our aggregate transaction volume for 2007. This merchant diversification makes us less sensitive to shifting economic conditions in the industries or regions in which our merchants operate. We believe that the loss of any single merchant would not have a material adverse effect on our financial condition or results of operations.

Merchant attrition is an expected aspect of the credit card processing business. Historically, our attrition has related to merchants going out of business, merchants returning to local processing banks or merchants transferring to competitors for rates we were unwilling to match. We expect merchant attrition in the ordinary course of business, however, we believe the low average transaction volume of the merchants whose accounts we service make them less likely to change providers because of the inconveniences associated with a transfer. During 2007, we experienced an average monthly attrition of approximately 1% of our total charge volume, taking into consideration each of the acquisitions during this period. Much of our attrition is related to newly formed small businesses that ultimately fail. Because the transaction volumes of these unsuccessful businesses typically never reach meaningful levels; they do not significantly contribute to the profitability of our business. Accordingly, our merchant attrition related to failed businesses does not significantly reduce our revenues.

Merchant fraud is another expected aspect of the credit card processing business. Currently, we are responsible for fraudulent credit card transactions of our merchants on approximately 50% of our merchant customers, but we expect this percentage to increase in calendar year 2007. Examples of merchant fraud include inputting false sales transactions or false credits. We, along with our processing banks, monitor merchant charge volume, average charge and number of transactions, as well as check for unusual patterns in the charges, returns and chargebacks processed. As part of our fraud avoidance policies, we generally will not process for certain types of businesses which provide future services wherein incidents of fraud have been common.

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

We compensate ISOs by paying them a residual payment for each transaction processed by it for merchants they refer to us, or they derive revenue by reselling our services to merchants at a price determined by the ISO. The ISO's determination of whether to refer a particular merchant to our company depends on a variety of factors, including the terms of the residual we offer and the industry in which the merchant conducts its business.

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

We maintain a call center for customers of our SecurePay, NMSI, Charge.com, CardAccept, Valadata, Paynet System, and Aircharge subsidiaries, as well as for bank customers who are brought to us through direct bank referrals. We measure the efficiency of our customer service through certain quantitative data, such as the number of rings prior to operator pick-up, the number of abandoned calls, the number of calls per day and the number of calls per customer service representative. We are developing comprehensive programs and procedures for training our customer service representatives to assist our merchant clients in a timely and efficient manner with any problems, issues or concerns they may have. We are dedicated to providing outstanding customer service and support and continually review our policies and procedures in an effort to improve these services.

Relationships with Sponsors and Processors

In order to provide payment processing services for Visa and MasterCard transactions, we must be sponsored by a financial institution that is a principal member of the Visa and MasterCard card associations. Additionally, we must be registered with Visa as an ISO and with MasterCard as a Member Service Provider.

We have agreements with several banks that sponsor us for membership in the Visa and MasterCard card associations and settle card transactions for our merchants. Our sponsoring banks include US Bancorp and Wells Fargo Bank N.A. In March 2008, we entered into a new bank sponsorship agreement with Palm Dessert National Bank. This arrangement has just commenced and, thus, as of the date of this report, we have not serviced merchant relationships pursuant to this arrangement. All may terminate their agreements with us if we materially breach the agreements and do not cure the breach within 30 days, if our membership with Visa or MasterCard terminates, if we enter bankruptcy or file for bankruptcy, or if applicable laws or regulations, including Visa and MasterCard regulations, change to prevent either the applicable bank or us from performing our services under the agreement. We have agreements with our processing banks to provide for us to continue to receive revenues so long as (i) the merchants subject to the agreements process credit card transactions with the banks, (ii) we provide appropriate service to the merchants and (iii) we otherwise remain in compliance with the terms of the agreement. We provide transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools pursuant to non-exclusive contractual relationships with processing banks that are members of Visa and MasterCard. These processors include CTS Holdings, Inc. (a wholly owned subsidiary of First Data Corp) and Nova Information Systems, Inc. Our processing banks withhold from the merchants a discount rate and various fees for the processing of each credit card transaction. From our discount rate revenues, amounts are paid to the issuing bank, the network service provider, Visa or MasterCard and to the processing bank.

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

To date, we have relied primarily on two banks/processors to process our clients' credit card transactions: Wells Fargo Bank N.A./CTS Holdings, Inc., or Wells/CTS, and U.S. Bancorp/Nova Information Systems, Inc., or USB/NIS. Currently, our arrangement with our principal bank/processor, Wells/CTS, constitutes approximately 75% of our aggregate merchant base. Our arrangement with our second largest bank/processor, USB/NIS, constitutes approximately 16% of our aggregate merchant base. The remaining 9% of our aggregate merchant base consists of various rights to receive recurring revenue payment agreements, which, in the main, do not subject us to chargeback liability but have limited contractual rights to the merchants serviced. Our primary processing agreements may be terminated by either party in the event of default, insolvency or receivership, failure to make payments when due or to abide by the rules and regulations of Visa and MasterCard. As we have only recently entered into our sponsorship agreement with Palm Dessert National Bank, we have not serviced merchant relationships pursuant to this arrangement.

Competition and our Competitive Position in the Market

The payment processing industry is highly competitive. We compete in this market on the basis of:

quality of service;
support and reliability of service;
ability to evaluate, undertake and manage risk;
speed in approving merchant applications;
technological capability;
price; and
availability of additional features.

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

Employees and Labor Contracts

As of December 31, 2007, we employed 122 full-time and 2 part-time personnel, including 15 information systems and technology, 14 operations and 95 sales and administration. Many of our employees are highly skilled, and we believe our future viability will depend in large part on our ability to attract and retain such employees. We have employment agreements with several individuals, including our chief operating officer, chief financial officer, our chief technology officer and chief marketing officer. None of our employees are represented by a labor union, and we have experienced no work stoppages. We consider our employee relations to be good.

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

We are engaged in the payment processing and services business and have acquired payment processing related businesses and portfolios of merchant accounts to grow our business, both of which require substantial capital and other expenditures. As a result, we have not maintained profitability and may continue to incur losses in the future. We had net losses of $2.0 and $2.3 million for the years ended December 31, 2007 and 2006, respectively. We intend to continue to acquire businesses and merchant account portfolios. In addition, we expect our cash needs to increase significantly within the next two years to meet potential earn-out and share retirement obligations under existing merger and acquisition agreements.

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

failure to pay interest and principal payments when due;

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

If requested, we have a requirement to repurchase up to 9,398,058 shares of our common stock issued to the former shareholders of Charge.com. If requested, we will be required raise money to satisfy this obligation. If left unsatisfied, it could result in a defaulted obligation and have a material adverse effect on our business operating results or financial condition of our company .

On March 4, 2008, the sixth amendment (the "Amendment") to the Agreement and Plan of Merger (the "Merger Agreement") among our company, Charge.com Acquisition, Inc., Charge.com, David Danzig and Gregory Danzig was entered into by Pipeline, Charge.com Acquisition, Inc., David Danzig and Gregory Danzig, on behalf of himself and Kauai Investment Holdings, LLC ("Kauai"). Pursuant to the Amendment, Gregory Danzig, Kauai and David Danzig have been provided with additional time to determine whether to exercise their rights under the Merger Agreement to sell their shares of Pipeline common stock back to Pipeline. Under the Amendment, if the Danzigs and Kauai want Pipeline to purchase all of such shares, they must notify Pipeline of such decision on or between March 4, 2008 and 5:00 p.m. (Eastern Daylight Time) on April 30, 2008 (the "Put Right"). If Gregory Danzig, Kauai or David Danzig chooses to have Pipeline repurchase the shares of Pipeline common stock issued to him or it under the Merger Agreement at the per share purchase price of $1.4763 per share ("Per Share Purchase Price"), subject to interest assessment as set forth below, then Pipeline is obligated to do so by May 1, 2008. If Gregory Danzig, Kauai and/or David Danzig (the "Selling Shareholders") exercises the Put Right in accordance with the terms of the Amendment, Pipeline must pay the Selling Shareholders in cash by May 1, 2008 the Per Share Purchase Price, plus interest, for each share of Pipeline common stock to be so repurchased. Any such payment of the Per Share Purchase Price made after March 1, 2008. will incur interest at the rate of 18% per annum based on the aggregate unpaid amount until paid for in full in cash, as assessed on a pro rata daily basis on the date of payment. Interest will be assessed on the shares of Pipeline common stock actually sold by the Selling Shareholders to Pipeline. In the event the Danzigs and Kauai exercise their "put right", we will be required raise money to satisfy this obligation. If left unsatisfied, it could result in a defaulted obligation and have a material adverse effect on our business operating results or financial condition of our company

Additional authorized shares of our common stock and preferred stock available for issuance may adversely affect the market for our common stock.

We are authorized to issue 150,000,000 shares of our common stock. As of December 31, 2007, there were 49,773,603 shares of common stock issued and outstanding. We may also issue up to 28,578,205 shares in connection with the conversion of both a $175,000 convertible promissory note issued to former Aircharge stockholders and the previously mentioned $37.0 million convertible notes. Additionally, we have 15.3 million warrants, with an average exercise price of $1.42 and 10.7 million options, with an average exercise price of $1.42, outstanding as of December 31, 2007. The combination of shares outstanding as of December 31, 2007, plus the potential shares that could be issued through the conversion of convertible notes payable, warrants and stock options outstanding is 104,354,076 shares of our common stock. As of December 31, 2007, there were 49,773,603 shares of our common stock outstanding, plus 1,622,490 potential shares that are vested and "in the money", thus equating to 51,396,093 shares outstanding or "in the money" common stock equivalents as of December 31, 2007. To the extent we issue securities in future acquisitions or financings that are convertible into or exchangeable for equity securities, investors will experience further dilution.

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

If we are unable to increase our revenues, we will need to raise additional funds to finance our future capital needs. Additional financing may be required if we:

Decide to expand faster than planned;
Need to respond to competitive pressures; or
need to acquire complementary products, businesses or technologies.

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

The full impact of our 2006 acquisitions on our operating results is not fully reflected in our historical financial results, which, as a result, are not necessarily indicative of our future results of operations.

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

We also have potential liability for losses caused by fraudulent credit card transactions. Card fraud occurs when a merchant's customer uses a stolen card (or a stolen card number in a card-not-present transaction) to purchase merchandise or services. In a traditional "card-present transaction," if the merchant swipes the card, receives authorization for the transaction from the card issuing bank and verifies the signature on the back of the card against the paper receipt signed by the customer, the card issuing bank remains liable for any loss. In a fraudulent "card-not-present" transaction, even if the merchant receives authorization for the transaction, the merchant is liable for any loss arising from the transaction. Many of the merchants that we serve are businesses that transact a percentage of their sales over the Internet or in response to telephone or mail orders. Because their sales are card-not-present transactions, these merchants are more vulnerable to customer fraud. Because we target merchants that process card-not-present transactions over the Internet, by telephone and by mail, we experience and expect to continue to experience chargebacks arising from cardholder fraud. Such chargebacks could negatively impact our financial results. Moreover, if we, or our processing banks, are unable to collect the chargeback from the merchant's account, or if the merchant ceases operations, refuses or is financially unable due to bankruptcy or other reasons to reimburse the merchant's bank for the chargeback, we bear the loss for the amount of the refund paid to the cardholder's bank. We are not insured against this risk.

We face potential liability for merchant or customer fraud. We may not be able to accurately anticipate this liability, which could result in lost sales to us.

Merchant fraud occurs when a merchant, rather than a customer, knowingly uses a stolen or counterfeit card or card number to record a false sales transaction, or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Any time a merchant is unable to satisfy a chargeback, we are responsible for that chargeback. We have established systems and procedures to detect and reduce the impact of merchant fraud. In addition to credit review, we monitor merchant transactions against a series of standards developed to detect merchant fraud and excessive chargebacks. We apply varying levels of scrutiny in our evaluation of applications and underwriting of prospective merchants accounts, ranging from basic due diligence for merchants with a low-risk profile to a more thorough and detailed review for higher risk merchants. The results of this review serve as the basis for our decision whether to accept or reject a merchant account, and also provide the criteria for establishing whether to maintain a reserve of a portion of a merchant's processing volume, the particular reserve requirements, processing limits, average transaction amounts and pricing. It also assists us in monitoring merchant transactions for those accounts that exceed pre-determined criteria. We maintain rolling reserves, meaning we withhold a varying percentage of at risk merchants' processing volume, to offset potential losses. On merchants whom we have instituted a rolling reserve, we maintain an average of 15% of processing volume. Despite our efforts to detect merchant fraud, we cannot assure you that these measures are or will be effective. It is possible that we will experience significant amounts of merchant fraud in the future, which could increase our chargeback liability. Increased chargeback liability may have a material adverse effect on our business, financial condition, results of operations and ability to continue business operations.

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

Because we are not a bank, we are unable to belong to and directly access the Visa and MasterCard bankcard associations. Visa and MasterCard operating regulations require us to be sponsored by a bank in order to process bankcard transactions. We are currently registered with Visa and MasterCard through the sponsorship of banks that are members of the card associations. Our sponsoring banks include US Bancorp and Wells Fargo Bank N.A. In March 2008, we entered into a new bank sponsorship agreement with Palm Dessert National Bank. This arrangement has just commenced and, thus, as of the date of this report, we have not serviced merchant relationships pursuant to this arrangement. If all these sponsorships are terminated and we are unable to secure a bank sponsor, we will not be able to process bankcard transactions. Furthermore, our agreements with our sponsoring banks give the sponsoring banks substantial discretion in approving certain elements of our business practices, including our solicitation, application and qualification procedures for merchants, the terms of our agreements with merchants, the processing fees that we charge, our customer service levels and our use of ISOs, which we define as any non-bank party that sells card-based payment processing services to merchants, that markets and services electronic credit card authorization and payment systems to merchants located throughout the United States. We are unable to guarantee that our sponsoring banks' actions under these agreements will not be detrimental to us.

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

We have contractual relationships with 50 commercial banks and financial institutions, comprising 460 bank branch locations, and 48 credit unions, 30 Independent Sales Organizations(ISOs)/Value Added Resellers (VARs) and a national cell phone carrier that serve as referral sources for our products and services to merchants seeking to establish an account with a payment processor. Our failure to maintain our relationships with these banks could adversely affect our revenues and internal growth and increase our merchant attrition.

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

Although we generally require that our agreements with our ISOs and service providers who have access to merchant and customer data include confidentiality obligations that restrict these parties from using or disclosing any customer or merchant data except as necessary to perform their services under the applicable agreements, we cannot assure you that these contractual measures will prevent the unauthorized disclosure of merchant or customer data. In addition, our agreements with financial institutions require us to take certain protective measures to ensure the confidentiality of merchant and consumer data. Any failure to adequately take these protective measures could result in protracted or costly litigation. Although we have fulfilled our requirements to an authorized Visa/MasterCard compliance auditor regarding cardholder information and security procedures and as of September 2007 have been certified compliant as a Visa/MasterCard merchant payment processor, we could fail to maintain compliance. Noncompliance could result in material interruptions in our ability to store and transmit card data.

Increased attrition in merchant charge volume due to an increase in closed merchant accounts that we cannot anticipate or offset with new accounts may reduce our revenues.

We experience attrition in merchant charge volume in the ordinary course of business resulting from several factors, including business closures, transfers of merchants' accounts to our competitors and account "closures" that we initiate due to heightened credit risks relating to, and contract breaches by, a merchant. During 2007, we experienced average attrition of 1% of merchant transaction charge volume per month. In addition, substantially all of our processing contracts with merchants may be terminated by either party on relatively short notice, allowing merchants to move their processing accounts to other providers with minimal financial liability and cost. Increased attrition in merchant charge volume may have a material adverse effect on our financial condition and results of operations. We may not be able to accurately predict the level of attrition in the future, particularly in connection with our recent acquisitions of merchant account portfolios. If we are unable to increase our transaction volume or establish accounts with new merchants in order to counter the effect of this attrition, or, if we experience a higher level of attrition in merchant charge volume than we anticipate, our revenues will decrease.

The loss of key personnel or damage to their reputations could adversely affect our relationships with ISOs, card associations, bank sponsors and our other service providers, which would adversely affect our business.

Our ability to run our business depends upon the continued services of our senior management and other key employees, in particular MacAllister Smith, our Chief Executive Officer, all of whom have substantial experience in the payment processing industry and the small to medium-sized merchant markets in which we offer our services. In addition, our ability to execute our business strategy will depend in large part upon the reputation and influence within the industry of Mr. Smith, who has, along with our other senior managers, over their years in the industry, developed long-standing and highly favorable relationships with ISOs, card associations, bank sponsors and other payment processing and service providers. We would expect that the loss of the services of one or more of our key employees, particularly Mr. Smith, would have an adverse effect on our operations. We would also expect that any damage to the reputation of our senior managers, including Mr. Smith, would adversely affect our business. Currently, we do not maintain "key person" life insurance on any employees.

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

The market for card processing services is highly competitive. The level of competition has increased in recent years, and other providers of processing services have established a sizable market share in the small to medium-sized merchant processing sector. Some of our competitors are financial institutions, subsidiaries of financial institutions or well-established payment processing companies that have substantially greater capital and technological, management and marketing resources than we have. Some of our competitors are large associations, such as Costco, BJ's Wholesale Club, chambers of commerce, community associations and trade associations that may offer lower rates based on a better buy rate or as a "loss leader" and, thus, attract customers who "shop price" or, alternatively, attract business out of association loyalty. There are also a large number of small providers of processing services that provide various ranges of services to small to medium-sized merchants. Our competition may influence the prices we can charge, attract employees and our sales force away from us and requires us to control costs aggressively in order to maintain acceptable profit margins. In addition, our competitors continue to consolidate as large banks merge and combine their networks. This consolidation may also require that we increase the consideration we pay for future acquisitions and could adversely affect the number of attractive acquisition opportunities presented to us.

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

additional development costs;
diversion of technical and other resources;
loss of merchants;
loss of merchant and cardholder data;

negative publicity;
harm to our business or reputation; or
exposure to fraud losses or other liabilities.

We face uncertainty about additional financing for our future capital needs, which may prevent us from growing our business.

If we are unable to increase our revenues, we will need to raise additional funds to finance our future capital needs. Additional financing may be required if we:

Decide to expand faster than planned;
need to respond to competitive pressures; or
need to acquire complementary products, businesses or technologies.

If we raise additional funds through the sale of equity or convertible debt securities, these transactions may dilute the value of our outstanding common stock or trigger contractual obligations to issue additional shares of our common stock related to the Centrecourt Financing. We may also decide to issue securities, including debt securities, which have rights, preferences and privileges senior to our common stock. We cannot assure you that we will be able to raise additional funds on terms favorable to us, or at all. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs. This may prevent us from increasing our market share, capitalizing on new business opportunities, remaining competitive in our industry or continuing our business operations, as a whole.

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

Changes to existing laws or the passage of new laws could, among other things:

create uncertainty in the marketplace that could reduce demand for our services;
Limit our ability to collect and to use merchant and cardholder data;
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

We have made strategic acquisitions and we intend to continue to make such acquisitions in accordance with our business plan. On July 11, 2006, we acquired Valadata and on July 3, 2006, we acquired Paynet Systems. Each acquisition involves a number of risks, including:

the diversion of our management's attention to the assimilation and ongoing assistance with the operations and personnel of the acquired business, which could strain management's resources;

the potential for our affiliated companies to grow rapidly and adversely affect our ability to assist our affiliated companies as intended;

Possible adverse effects on our results of operations and cash flows,

Possible inability by us to achieve the intended objective of the acquisition;

Possible inability by acquisition target to achieve promised goals; and

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
problems that could arise from the integration of the acquired business; and
unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the acquisition or other transaction rationale.

Any one or more of these factors could cause us not to realize the benefits anticipated to result from the acquisition of businesses or assets or could result in unexpected liabilities associated with acquisition candidates.

We may not fully maximize our business relationship with Sprint Nextel Corp.

We acquired Aircharge in part due to its classification as a national "Industry Solutions Partner" of Sprint Nextel Corp. (NYSE:S). We believe that this classification should allow us to provide credit card acceptance solutions to Sprint Nextel Corp.'s business customers. There can be no assurance, however, that Sprint Nextel Corp. will continue such classification or that such classification will be successfully integrated into our business model. If Sprint Nextel Corp. does not continue such classification or we are unable to successfully integrate such classification into our business model, there can be no assurance that Sprint Nextel Corp. will continue to provide us with such access to their customers.

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

We have acquired numerous intangible assets related to purchased portfolios of merchant accounts and business operations. These intangible assets represent a substantial portion of our total assets. Statement of Financial Accounting Standards Nos. 141 and 142 require us to periodically re-examine the value of our purchased assets. A material decline in the revenues and more importantly profits generated from any of our purchased portfolios of merchant accounts or business operations could reduce the fair value of the portfolio or operations. In that case, we may be required to reduce the carrying value of the related intangible asset and/or goodwill. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates" or our attached audit financials for a discussion of how we test impairment of assets. Additionally, changes in accounting policies or rules that affect the way in which we reflect these intangible assets in our financial statements, or the way in which we treat the assets for tax purposes, could have a material adverse effect on our financial condition.

Risks Relating to Our Company Generally

Our executive officers, directors and principal stockholders have substantial control over our business, and their interests may not be aligned with the interests of our other stockholders.

As of December 31, 2007, our officers and directors beneficially own approximately 44% of our outstanding common stock. Accordingly, these stockholders, acting together, will be able to exert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders may dictate the day-to-day management of our business. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination or a sale of all or substantially all of our assets.

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

We currently have a significant number of shares of common stock which may be issued in the future. As of December 31, 2007, there are 49.8 million shares of our common stock outstanding. In addition, there are 10.7 million options to purchase an equal number of shares outstanding under our Non-Statutory Incentive Stock Option Plan, including, without limitation, options issued to executives of Aircharge and options issued to the principals of Charge.com. We also anticipate that: (i) pursuant to our acquisition of Aircharge, we may issue additional shares in connection with the conversion of a $175,000 promissory note; and (ii) pursuant to our 2006 Centrecourt Financing, we may issue up to an additional 49,418,134 shares in connection with the conversion of convertible promissory notes and the exercise of warrants or pursuant to certain anti-dilution provisions.

In addition, from time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended, subject to certain limitations. In general, pursuant to Rule 144 as recently amended, a stockholder (or stockholders whose shares are aggregated) who has satisfied a six month holding period may sell their securities. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our securities.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and operating results. In addition, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Commencing December 15, 2007, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. Although we intend to augment our internal controls procedures and expand our accounting staff, there is no guarantee that this effort will be adequate.

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

As of the filing of this Form 10-KSB, we are required to document, evaluate, and test our internal control procedures under Section 404 of the Sarbanes-Oxley Act and the related rules of the Securities and Exchange Commission. Effective internal controls are necessary for us to produce reliable financial reports and are important in helping prevent financial fraud. If we are unable to achieve and maintain adequate internal controls, our business and operating results could be harmed.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses, which as a smaller public company may be disproportionately high.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, new SEC regulations and stock market rules, are creating uncertainty for development companies such as ours. These new and changing laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards will likely result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act and the related regulations regarding our required assessment of our internal controls over financial reporting and our independent registered public accounting firm's audit of that assessment will require the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could slow our business. If we are unable to fully comply with new or changed laws, regulations and standards, or if our efforts differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed and our stock price may suffer.

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

Moreover, some companies that have had volatile market prices for their securities have been subject to securities class action suits filed against them. If a suit were to be filed against us, regardless of the outcome, it could result in substantial costs and a diversion of our management's attention and resources. This could have a material adverse effect on our business, results of operations and financial condition.

Our certificate of incorporation, our bylaws and Delaware law contain provisions that preserve our current management.

Our certificate of incorporation and by-laws may discourage, delay or prevent a change in our management team that stockholders may consider favorable. These provisions include:

authorizing the issuance of "blank check" preferred stock without any need for action by stockholders;
eliminating the ability of stockholders to call special meetings of stockholders;
permitting stockholder action by written consent; and
establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

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

We are subject to provisions of the Delaware corporation law that, in general, prohibit any business combination with a beneficial owner of 15% or more of our common stock for three years unless the holder's acquisition of our stock was approved in advance by our board of directors. These provisions could affect our stock price adversely.

Penny stock regulations may impose certain restrictions on the marketability of our securities.

The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our common stock and warrants may become subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser"s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of investors to sell our securities in the secondary market and the price at which such purchasers can sell any such securities.

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
"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced salespersons;
Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

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

Item 2. Properties.

Our principal executive offices are located in approximately 10,425 square feet of leased office space in Quincy, Massachusetts. We also lease approximately 9,158 square feet of office space in Alpharetta, Georgia, 5,578 square feet in Brasher Falls, NY and 1,525 square feet in Gurnee, Illinois and space in a data center located in Suwanee, Georgia. All of our facilities are insured. We believe that these facilities are adequate for our current operations and, if necessary, can be replaced with little disruption to our company

Item 3. Legal Proceedings.

 Pipeline:

On June 29, 2006, the Company entered into a $37 million convertible debt financing with a group of institutional investors. Under the terms of agreement, the Company issued convertible notes that accrue interest at a rate of 8% per annum, payable quarterly in arrears beginning on October 2, 2006. A member of the lending group which loaned our Company $1,000,000 is Iroquois Master Fund Ltd.  On April 10, 2007, Iroquois Master Fund provided our Company a written default notice stating that the Company had failed to pay interest on their note and provided us their wire details. Immediately upon receipt of the wire details, the Company made full payment of the interest due. The Company's position is that there was miscommunication of payment details and a good faith attempt on the Company's part to communicate this to Iroquois Master Fund. The Company's position is after payment of interest, management believed in good faith that the matter was addressed to the satisfaction of both parties On April 20, 2007; the Company received a second default notice seeking penalties and stating their rights under default. The Company promptly paid the $3,406 penalty to the account provided.  The lenders' rights under default are the payment of 125% of the principal amount due plus interest and penalties. Iroquois Master Fund has filed suit against the Company on June 19, 2007 in the Supreme Court of the State of New York County of New York for breach of contract.  The Company firmly believes that it has acted in good faith and plaintiff's claim is without merit. The Company has retained counsel and will vigorously defend this action. The case citation is Iroquois Master Fund, Ltd. v. Pipeline Data, Inc., Index No. 602059/2007, Supreme Court of the State of New York, County of New York. While the case is still pending, the Company and Iroquois Master Fund, Ltd. have postponed further filings.

On July 11, 2006, we acquired Valadata, Inc., a retail merchant credit card processing provider catering primarily to the restaurant industry. We also acquired a separate retail portfolio. The purchase price for Valadata was $5.4 million in cash and an additional $1.5 million over the next two years, subject to performance milestones. The purchase price for the separate retail portfolio was $500,000. The Company determined that the performance milestones were not met as of July 11, 2007 and that no further obligation exists to the former shareholders of Valadata, Inc. However, we did calculate the residuals of the all underlying seller agents of Valadata and made milestone payments to all agents who reached their performance milestones. The former shareholders of Valadata, Inc. disagree with our determination. In October 2007, L60, Inc. (comprised of former Valadata shareholders) filed suit against Pipeline Data, Inc. in Maricopa County Superior Court.  In its complaint, L60 alleges that Pipeline and Valadata breached certain agreements made in connection with Pipeline's acquisition of Valadata, and seeks around $1.5M, plus attorneys' fees and costs.  Pipeline vigorously dispute the claims, have filed an answer denying any liability and have countersued plaintiff and various related parties for, among other things, breach of contract and tortious interference with contractual relationships.  Pipeline's counterclaims seek compensatory and punitive damages, as well as attorneys' fees.  In February of 2008, the Court dismissed Pipeline's tort claims without prejudice to the extent they are grounded in their contracts with L60, but their contract claims against L60 and its principals remain, as well as a claim for tortious interference against a third party.  The case is now proceeding to discovery.

Garner Gifts contingent payment

Our payment processor First Data Merchant Services Corporation informed us of suspected fraudulent activity by a merchant that could result in a loss of approximately $150,000.  We believe that such loss should be paid by First Data Merchant Services Corporation pursuant to their indemnification requirements in the ISO Services and Marketing Agreement, as amended, between our companies.  They disagree.  We filed suit against them on October 29, 2007.  The case citation is Pipeline Data, Inc. v. First Data Merchant Services Corporation, Garner Gifts, and Delayna Garner, United States District Court for the Eastern District of New York.   We settled this action in February 2008 with First Data Merchant Services Corporation and they returned approximately $100,000 to our account.

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

No items were submitted for shareholder approval in the fourth quarter 2007.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Market information.

The company's $0.001 par value common stock is listed on the NASD OTCBB under the ticker symbol "PPDA". The following table sets forth the highest and lowest prices quoted for our common stock, during the most recent eight quarters between January 1, 2006 and December 31, 2007. The closing quote for our common stock on March 11, 2008 was $0.60. The quotations reflect inter-dealer prices, with no retail mark-up, mark-down or commissions, and may not represent actual transactions.

	Year Ended December 31, 2007		Year Ended December 31, 2006
Three months ended:	High Bid	Low Ask	High Bid	Low Ask
March 31	1.30	0.81	$1.70	$1.03
June 30	1.20	0.80	$1.65	$1.25
September 30	0.97	0.52	$1.50	$1.20
December 31	0.94	0.57	$1.35	$1.08

(b) Holders.

As of December 31, 2007, there were approximately 930 shareholders of record of our common stock.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are an integrated provider of merchant payment processing services and other related software products. We currently deliver credit and debit card-based payment processing solutions to small to medium-sized merchants who operate either in a physical "brick and mortar" business environment, over the Internet, or in mobile or wireless settings via cellular-based wireless devices. Our payment processing services enable merchants to process both traditional card-present, "swipe" transactions, as well as card-not-present transactions. Significant market research supports the following on the company's industry:

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

Overview - Financial and Operational Highlights - Twelve months ended December 31, 2007

Revenues increased $8.1 million or 19% to $49.9 million for the year ended December 31, 2007 from $41.8 million for the year ended December 31, 2006.

Gross Profit, which is defined as total revenue less interchange fees, cost of services sold and cost of goods sold, increased 19.0% to $ 17.7 million for the year ended December 31, 2007 from $14.9 million during the year ended December 31, 2006.

EBITDA before adjustments increased 70% from $3.4 million for the year ended December 31, 2006 to $5.8 million for the year ended December 31, 2007.
Net cash provided by operating activities increased $1.1 million or 52.6% to $3.1 million for the year ended December 31 2007 from $2.0 million for the year ended December 31, 2006.

Basic and diluted net loss per share attributable to common equity holders improved $0.01 per share from a loss of $0.05 per share for the year ended December 31, 2007 compared to a loss of $0.04 per share for the year ended December 31, 2006.

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

We follow the requirements of EITF 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent", in determining our revenue reporting. Generally, we report revenues at the time of sale on a gross basis where we are the primary obligor in the arrangement, have latitude in establishing the price of the services, change the product and perform part of the service, have discretion in supplier selection, have latitude in determining the product and service specifications to meet our clients needs and assume credit risk. Revenues generated from certain portfolios are reported net of interchange, as required by EITF 99-19, where we may not have credit risk, or the ultimate responsibility for the merchant accounts.

This amount includes interchange paid to card issuing banks and assessments paid to credit card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants.

Merchant Deposits and Loss Reserves

We follow the Financial Accounting Standards Board Interpretation No. 45: Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"), which requires all guarantees to be recorded at their fair value at inception. We believe our potential liability for the full amount of the operating losses discussed above is a guarantee under FIN 45. We estimate the fair value of these guarantees by adding a fair value margin to our estimate of losses. This estimate of losses is comprised of known losses and a projection of future losses based on a percentage of direct merchant credit card and debit card sales volumes processed. Disputes between a cardholder and a merchant periodically arise due to the cardholder's dissatisfaction with merchandise quality or the merchant's service, and the disputes may not always be resolved in the merchant's favor. In some of these cases, the transaction is ''charged back'' to the merchant and the purchase price is refunded to the cardholder by the credit card-issuing institution. If the merchant is unable to fund the refund, we are liable for the full amount of the transaction. We maintain deposits from certain merchants as an offset to potential contingent liabilities that are the responsibility of such merchants. At December 31, 2007 and December 31, 2006, we held merchant deposits totaling $538,000 and $266,000, respectively. Additionally, we have a recovery team that is responsible for collecting "charge backs". Our company evaluates its ultimate risk and records an estimate of potential loss for charge backs related to merchant fraud based upon an assessment of actual historical fraud loss rates compared to recent processing volume levels. At December 31, 2007 and December 31, 2006, our loss reserve totaled $214,000 and $81,000 respectively.

Deferred Customer Acquisition Costs

Deferred customer acquisition costs consist of up-front signing bonus payments made to sales personnel (our sales force), and cash payments made to external vendors resulting in the establishment of new merchant relationships. Deferred acquisition costs represent incremental, direct customer acquisition costs that are recoverable through future operations, contractual minimums, and/or penalties in the case of early termination. The deferred customer acquisition costs are amortized over the three-year term of the contract the merchant enters into with us. In the event the customer cancels the contract or ceases operations, we expense the un-amortized balance of deferred acquisition costs. Generally, the acceleration or expensing of any unamortized deferred acquisition cost is offset by a termination fee the company charges the customer for opting out of their contractual obligation.  During the year ended

December 31, 2007, we incurred $3.3 million of customer acquisition related expenses, of which, $658,388 was capitalized.  During the year ended December 31, 2006, we incurred $2.8 million of customer acquisition related expenses of which, $438,178 was capitalized.  We amortized $625,143 and $423,846 of previously capitalized customer acquisition costs for the year ended December 31, 2007 and 2006, respectively.

Management evaluates the deferred customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage quarter of origination, the active accounts against the original acquired accounts in relationship to the carrying amount of the deferred customer acquisition costs. Our deferred customer acquisition cost was approximately $483,000 and $450,000 as of December 31, 2007 and December 31, 2006, respectively.

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

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The following table shows certain income statement data as a percentage of revenue for the year ended December 31, 2007 compared to the year ended December 31, 2006 (in thousands of dollars):

	Year Ended December 31, 2007	% of Revenue	Year Ended December 31, 2006 (restated)	% of Revenue	Change	% Change
Revenue	49,903	100.0%	41,814	100.0%	8,089	19%
Interchange	23,157	46.4%	18,543	44.3%	4,614	25%
Other cost of services/goods sold	9,030	18.1%	8,345	20.0%	685	8%
Total costs of services and goods sold	32,187	64.5%	26,888	64.3%	5,299	20%
Gross profit	17,716	35.5%	14,926	35.7%	2,790	19%
Salaries and payroll costs	6,645	13.3%	6,163	14.7%	482	8%
Other selling, general and administrative	5,464	10.9%	3,352	8.0%	2,112	63%
Customer acquisition cost amortization	625	1.3%	424	1.0%	201	47%
Depreciation and amortization	3,114	6.2%	2,373	5.7%	741	31%
Total operating expenses	15,848	31.8%	12,312	29.4%	3,536	29%

Income from operations	1,868	3.7%	2,614	6.3%	(746)	-29%

Other income (expenses)	(6,116)	-12.3%	(6,739)	-16.1%	623	-9%
Loss before income taxes	(4,248)	-8.5%	(4,125)	-9.9%	(123)	3%
Income tax benefit	(2,278)	-4.6%	(1,839)	-4.4%	(439)	24%
Net loss	(1,970)	-3.9%	(2,286)	-5.5%	316	-14%

Comparisons of year ended December 31, 2007 and year ended December 31, 2006

Changes in revenues, interchange expense, other costs of goods and services sold, and gross profit were primarily a result of our acquisitions of Paynet Systems, Inc. and Valadata, Inc. in July 2006 and of organic growth. .  During the year ended December 31, 2007, we incurred $3.3 million of customer acquisition related expenses, of which, $658,388 was capitalized.  During the year ended December 31, 2006, we incurred $2.8 million of customer acquisition related expenses of which, $438,178 was capitalized.

Revenues

Revenues increased $8.1 million or 19% to $49.9 million for the year ended December 31, 2007 from $41.8 million for the year ended December 31, 2006. This increase was primarily attributable to a combination of internal sales and marketing efforts, the purchase of selective merchant account portfolios and the successful integration of Valadata and Paynet Systems acquired in July 2006.

Interchange Expenses

Interchange expenses increased $4.6 million or 25% to $23.2 million for the year ended December 31, 2007 from $18.5 million for the year ended December 31, 2006. The increase was primarily attributable to a 15% increase in processing volume to $1.5 billion for the year ended December31, 2007 and the transactional characteristics of the acquired portfolios.

Other Cost of Goods and Services Sold

Other costs of goods and services sold increased $0.7 million or 8% to $9.0 million for the year ended December 31, 2007 as compared to $8.3 million for the year ended December 31, 2006. This resulted from and increased processing volume and an increase in assessments from credit card associations.

Gross Profit

Gross profit increased $2.8 million or 19% to $17.8 million for the year ended December 31, 2007 from $14.9 million for the year ended December 31, 2006.

Operating Expenses

Total operating expenses increased $3.5 million or 29% to $15.8 million for the year ended December 31, 2007 from $12.3 million for the year ended December 31, 2006. The increase in operating expense is attributable to the increase in personnel, sales and marketing and depreciation and amortization of assets. The major components of operating expense include;

Salaries and payroll related costs increased $482,000 or 8.0% to $6.6 million for the year ended December 31, 2007 as compared to $6.2 million for the year ended December 31, 2006. The increase was due primarily to the expansion of our sales and marketing efforts, which included additional personnel and the resulting expenses related to managing higher processing volume.  2007 salaries and payroll cost included one time payments of $205,000, share-based payments of $143,000 and a reduction of $81,000 to share-based payments for the forfeiture of options during the year ended December 31, 2007.

Selling, general and administrative expenses increased $2.1 million or 63% to $5.5 million for the year ended December 31, 2007 as compared to $3.4 million for the year ended December 31, 2006; these expenses for the year ended December 31, 2007 include $193,000 of share based payments compared to $241,000 for the year ended December 31, 2006. A $494,000 increase was due primarily to a planned increase in our advertising and marketing efforts.  We anticipate seeing the results of these expenditures represented in subsequent quarters. Another variable influencing the increase in general and administrative costs is the expansion of our facilities in the fourth quarter of 2006. Additionally we experienced an increase of $794,000 in the amount of bad debt and charge back related expenses. This increase reflects additional assumed liability that Pipeline anticipated based on contractual negotiations which reduced our overall cost of services and led to an increase in gross profits.  Non-merger related legal, litigation professional, consulting, audit -and review related expenses increased $387,000 during the year ended December 31, 2007 compared to the year ended December 31, 2006.

Deferred customer acquisition cost amortization increased $201,000 or 47% to $625,000 for the year ended December 31, 2007 as compared to $424,000 for the year ended December 31, 2006.

Depreciation and amortization increased $741,000 or 31% to $3.1 million for the year ended December 31, 2007 as compared to $2.4 million for the year ended December 31, 2006. The increase was mainly attributable to the amortization and depreciation of assets acquired in the Paynet and Valadata acquisitions plus the amortization of acquired portfolios.

Operating Income

Operating income decreased $0.75 million to $1.9 million for the year ended December 31, 2007 from $2.6 million for the year ended December 31, 2006. This decrease is primarily attributable to increased general and administrative expenses.

Other Income and Expenses

Other income and expenses decreased $0.6 million to $6.1 million for the year ended December 31, 2007 from $6.7 million for the year ended December 31, 2006. Other expenses primarily consisted of $6.3 million related to interest expense for the year ended December 31, 2007, which included cash interest of $3.0 million, accrued late filing penalties under the registration payment arrangement of $0.2 million and $3.0 million of non-cash amortization of debt issuance costs and discount on long-term debt.

Income Tax

Income tax benefit increased to $2.3 million for the year ended December 31, 2007 from a tax benefit of $1.8 million for the year ended December 31, 2006. The decrease was primarily due to changes in net deferred tax assets and deferred tax liability balances as of the end of the year.

Net Loss

As a result of the above factors, net loss decreased from $2.3 million for the year ended December 31, 2006 to $2.0 million for the year ended December 31, 2007.

Balance Sheet Information

	December 31, 2007	December 31, 2006 (restated)

Selected Balance Sheet Data	(in thousands)
Cash and cash equivalents	$995	$2,770
Other current assets	2,979	3,675
Property and equipment, net	1,395	1,117
Goodwill	43,459	38,822
Merchant portfolios, residual rights and other intangibles, net	13,569	15,586
Other assets	3,845	3,054
Total assets	$66,242	$65,024

Accounts payable and other current liabilities	$3,902	$2,513
Long-term debt and notes payable	31,841	31,914
Total liabilities	35,743	34,427
Total temporary equity	13,486	12,577
Total stockholders' equity	17,013	18,020
Total liabilities and stockholders' equity	$66,242	$65,024

December 31, 2007 Compared to December 31, 2006

Total assets increased $1.2 million or 2% to $66.2 million at December 31, 2007 from $65.0 million at December 31, 2006. The increase was primarily attributable to increases in goodwill as a result of acquisition contingency payments related to the Paynet Systems acquisition and the merchant portfolio  acquired from Paynet Systems and Valadata. Additionally, deferred acquisition and financing costs, restricted cash, and property and equipment expanded commensurate with business growth. Cash and cash equivalents decreased by $1.8 million or 64%, as the result of cash flow from operations being less than that used by financing and investing activities.

Receivables, which primarily result from merchant processing fees from our merchants during the processing month and the collection of those fees from our merchants at the beginning of the following month, as well as recognizing other revenue on an accrual basis and collecting the funds in the ensuing periods, decreased $0.4 million, or 13%, to $2.6 million at December 31, 2007 from $3.0 million at December 31, 2006. The decrease in receivables from merchants was primarily due to the impact of the collection of receivables and the collection of annual fees in fourth quarter of 2007.

Property and equipment, net increased $278,000, or 25%, due to the continued build-out of our technology infrastructure, primarily for the hardware and software required for the expansion of the company's core operating platform and secure payment gateway.

Goodwill and other intangibles with an indefinite life increased $4.6 million or 12% and merchant portfolio residual rights decreased a net amount of $2.0 million, or -13%, which reflects the result of our acquisition of $749,000 in merchant portfolios, as well as purchase contingency payments of $5.2 million related to our acquisition of Paynet Systems, Inc and the final contingent payment from a merchant portfolio acquired in 2006.

Total liabilities increased $1.3 million or 4% to $35.7 million at December 31, 2007 from $34.4 million at December 31, 2006. The rise was primarily due to increases in of $2.7 million in our secured convertible notes net of unamortized discount, and a decrease in net deferred tax liabilities $1.2 million.

Temporary equity increased to $13.5 million at December 31, 2007 from $12.6 million at December 31, 2006 as a result of amendments to the Charge.com acquisition agreement, increasing the price at which the Company may be required to repurchase our shares of stock from former Charge.com stockholders.  Total stockholders' equity decreased $1.0 million from December 31, 2006, primarily due to net losses during the year ended December 31, 2007.

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

Liquidity and Capital Resources

	Year Ended December 31,
	2007	2006
Selected Statement of Cash Flows Data	(in thousands)
Cash flows from operations	$3,066	$2,009
Cash flows (used in) investing activities	(4,341)	(18,807)
Cash flows from (used in) financing activities	(500)	17,314
Total change in cash	(1,775)	516
Cash balance, period end	$995	$2,770

At December 31, 2007, we had a cash balance of $1.0 million compared to $2.8 million at December 31, 2006. Our working capital, defined as current assets less current liabilities, was $72,000 at December 31, 2007 and $3.9 million at December 31, 2006. The decease in working capital resulted primarily from a the final contingent payment made on our acqusition of Paynet Systems. Our cash requirements include cost of revenues, selling, general and administrative expenses, income taxes, debt service payments, capital expenditures, systems development Our principal sources of funds are cash generated by operations and borrowings. Cash flow from operations may not be sufficient over the next twelve months to fund operations and debt repayment obligations. We may continue to need debt and/or equity financing to meet our obligations.   Management believes, but can not assure that this is achievable.

Contingent cash payments over the next twelve months are as follows. Pursuant to the Charge.com acquisition, each of the former Charge.com shareholders (the "Charge Shareholders") has the right to sell up to 9,398,058 shares of Pipeline common stock back to Pipeline at a price of $1.4763 per share.  The former shareholders must notify Pipeline of their decision between March 4, 2008 and 5:00 p.m. (Eastern Daylight Savings Time) on April 30, 2008 (the "Put Right"). If a Charge Shareholder exercise their Put Right, the Company must purchase the shares by no later than May 1, 2008 at the purchase price, plus interest at the annual rate of 18% from March 1, 2008.   If the Charge Shareholders exercised their Put Right we would need debt and/or equity financing to meet this obligation.  If such financing could not be raised, we would attempt to re-negotiate the Put Right or liquidate certain assets to pay this obligation.

Cash Flow Provided by (Used in) Operating Activities

Net cash provided by operating activities was $3.1 million for the year ended December 31, 2007, an increase of $1.1 million compared to $2.0 million for the year ended December 31, 2006. Cash interest expense consumed $3.1 million for the year ended December 31, 2007, an increase of $0.4 million from $2.7 million for the year ended December 31, 2006.

Cash Flow Provided by (Used in) Investing Activities

Net cash used by investing activities was $4.3 million for the year ended December 31, 2007 as compared to a use of $18.8 million for the year ended December 31, 2006. $3.0 million in cash was paid to the former Paynet Systems, stockholders related to 2006 acquisition of that company as a result of certain milestones that were reached in 2007. An additional $663,000 was used related to the current, pending acquisitions.

Total capital expenditures for the year ended December 31, 2007 were $512,000 compared to $592,000 invested in the year ended December 31, 2006. These expenditures were primarily related to the continued build-out of our technology infrastructure. We anticipate that these expenditures may increase as we further develop our technology.

Cash Flow Provided by (Used in) Financing Activities

Net cash used by financing activities was $0.5 million for the year ended December 31, 2007 as compared to $17.3 million provided by financing activities for the year ended December 31, 2006. Cash used in financing activities during 2007 includes $468,000 for the payment of lease and loan obligations and $36,000 for the purchase of treasury stocks.

Off-Balance Sheet Arrangements

We have not entered into any transactions with third- parties or unconsolidated entities whereby we have financial guarantees, subordinated retained interest, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or other obligations.

Non-GAAP Measures

Pipeline Data, Inc. presents its financial results in accordance with generally accepted accounting principles in the United States (GAAP). However, in order to provide the investment community with a broader means of evaluating the operating performance of our operations and our use in determining permitted indebtedness related to the Centrecourt Financing, Pipeline Data is providing non-GAAP measures, including earnings before interest, taxes, depreciation and amortization ("EBITDA"). Any non-GAAP measures should be considered in context with the GAAP financial presentation and should not be considered in isolation or as an alternative to cash flow from operating activities or as a substitute for GAAP net earnings.  Other companies may calculate EBITDA differently than we do and may not be comparable to similarly titled measures reported by other companies.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

The following table reconciles the differences between Pipeline Data's net loss as determined under US generally accepted accounting principles (GAAP) and EBITDA as well as EBITDA adjusted for certain non recurring and non-cash transactions.

(Amounts in thousands)	Year ended December 31,
	2007	2006
Net loss	(1,970)	(2,286)
Interest expense	6,274	4,721
Income tax benefit	(2,278)	(1,839)
Depreciation and amortization	3,114	2,372
Amortization of customer acquisition costs	625	424
EBITDA	5,765	3,392
Non-recurring salary compensation	205	143
Stock-based compensation classified as salaries	143	423
Loss on early retirement of debt	0	2,140
Other non-recurring expenses (1)	164	0
Forfeitures of stock based compensation	(81)	0
Stock-based payments for services	193	241
Adjusted EBITDA	6,389	6,339

(1) Includes expenses related to professional services and litigations not expected to be recurring.

New accounting pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. We are currently evaluating the impact on our consolidated financial statements of SFAS 157, which will become effective for us on January 1, 2008 for financial assets and January 1, 2009 for non-financial assets.

In February 2007, the Financial Accounting Standards Board issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 amends SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. SFAS No. 159 applies to all entities, including not-for-profit organizations. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This statement is effective as of the beginning of each reporting entity's first fiscal year that begins after November 15, 2007. The Company has not yet determined the effect of SFAS No. 159 on its financial position, operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." The new standard will significantly change the financial accounting and reporting of business combination transactions in the consolidated financial statements. It will require an acquirer to recognize, at the acquisition date, the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their full fair values as of that date. In a business combination achieved in stages (step acquisitions), the acquirer will be required to remeasure its previously held equity interest in the acquiree at its acquisition-date fair value and recognize the resulting gain or loss in earnings. The acquisition-related transaction and restructuring costs will no longer be included as part of the capitalized cost of the acquired entity but will be required to be accounted for separately in accordance with applicable generally accepted accounting principles in the U.S. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements." The statement clarifies the definition of a non-controlling (or minority) interest and requires that non-controlling interests in subsidiaries be reported as a component of equity in the consolidated statement of financial position and requires that earnings attributed to the non-controlling interests be reported as part of consolidated earnings and not as a separate component of income or expense. However, it will also require expanded disclosures of the attribution of consolidated earnings to the controlling and non-controlling interests on the face of the consolidated income statement. SFAS No. 160 will require that changes in a parent's controlling ownership interest, that do not result in a loss of control of the subsidiary, are accounted for as equity transactions among shareholders in the consolidated entity therefore resulting in no gain or loss recognition in the income statement. Only when a subsidiary is deconsolidated will a parent recognize a gain or loss in net income. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, and will be applied prospectively except for the presentation and disclosure requirements that will be applied retrospectively for all periods presented. The Company is currently evaluating the impact of SFAS No. 160 to its financial position and results of operations.

[The remainder of this page has been left blank intentionally.]

Item 7. Financial Statements.

The following consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements appear in the following "F" pages. The remainder of this annual report follows the financial statements.

FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared By the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2007, and the results of its operations and changes in its financial position from January 1, 2007 through December 31, 2007 have been made.

INDEX TO FINANCIAL STATEMENTS

Part 1 - Financial Information
Page

Item 1 - Financial Statements

Balance Sheets as of December 31, 2006 and 2007	F-4

Statements of Operations for the years ended December 31, 2006 and 2007	F-5

Statements of Stockholders' Equity for the years ended December 31, 2006 and 2007	F-6

Statements of Cash Flows for the years ended December 31, 2006 and 2007	F-8

Notes to Financial Statements	F-9 - F-34

DRAKEFORD & DRAKEFORD, LLC

NEW YORK, NEW YORK

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Pipeline Data Inc.

We have audited the consolidated balance sheet of Pipeline Data Inc. as of December 31,2007 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Also, an audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pipeline Data Inc., as of December 31, 2007 and the consolidated results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Drakeford & Drakeford, LLC

-------------------------------------

New York, New York

March 27, 2008

PIPELINE DATA INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
		(restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 995,238	$ 2,770,494
Accounts receivable, net	2,645,825	3,028,719
Interest receivable	-	7,778
Inventory	91,697	95,184
Prepaid expenses and other current assets	96,032	243,125
Note receivable	145,408	300,000

Total current assets	3,974,200	6,445,300

PROPERTY AND EQUIPMENT, net	1,395,226	1,117,380

OTHER ASSETS
Restricted cash	976,228	564,575
Merchant portfolios, residual rights and other intangibles, net	13,569,381	15,585,602
Debt issuance costs	924,396	1,294,154
Deferred customer acquisition costs, net	482,856	449,611
Notes receivable, net	746,454	693,792
Deferred acquisition costs	714,382	52,040
Goodwill and other intangibles with indefinite lives	43,458,990	38,821,893

Total other assets	60,872,687	57,461,667

TOTAL ASSETS	$ 66,242,113	$ 65,024,347

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 754,843	$ 1,522,229
Accrued expenses	1,539,670	582,710
Notes payable	192,070	-
Capital lease obligations	84,173	60,765
Accrued acquisition costs	579,911	-
Merchant deposits and loss reserve	751,833	347,670

Total current liabilities	3,902,500	2,513,374

LONG-TERM LIABILITIES
Notes payable-senior secured convertible	30,358,148	27,695,571
Notes payable-World Products Inc shareholders	-	525,000
Capital lease obligations	79,892	53,443
Deferred rent on operating lease	41,259	-
Deferred tax liabilities, net	1,361,700	3,640,109

Total long-term liabilities	31,840,999	31,914,123

Total liabilities	35,743,499	34,427,497

COMMITMENTS AND CONTINGENCIES

TEMPORARY EQUITY
Common stock subject to put obligations, 9,398,058 shares, issued and outstanding	13,485,527	12,576,951
Total temporary equity	13,485,527	12,576,951

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value: 5,000,000 shares authorized,
no shares issued or outstanding at December 31, 2007 and December 31, 2006	-	-
Common stock, $.001 par value: 150,000,000 shares authorized,
40,465,545 and 38,618,079 shares issued at December 31, 2007 and December 31, 2006, respectively	40,471	38,618
Additional paid-in capital	23,471,652	22,474,263
Accumulated deficit	(6,425,776)	(4,455,722)
Less: 90,000 and 30,000 shares of treasury stock, at cost, at December 31, 2007 and December 31, 2006, respectively	(73,260)	(37,260)

Total stockholders' equity	17,013,087	18,019,899

TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY	$ 66,242,113	$ 65,024,347

The accompanying notes are an integral part of these financial statements.

PIPELINE DATA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ending December 31, 2007	Year Ending December 31,2006
(restated)

Revenue	$ 49,902,993	$ 41,813,817

Interchange	23,157,262	18,542,700
Cost of services sold	8,649,664	7,971,977
Cost of goods sold	380,483	373,408

Total cost of services and goods sold	32,187,409	26,888,085

Gross profit	17,715,584	14,925,732

Operating expenses
Salaries and payroll cost	6,644,840	6,163,245
Selling, general and administrative	5,463,996	3,352,297
Customer acquisition cost amortization	624,819	423,846
Depreciation	253,275	141,189
Amortization	2,861,156	2,231,315

Total operating expenses	15,848,086	12,311,892

Income from operations	1,867,498	2,613,840

Other income and expenses
Interest and other income	158,338	121,540
Interest expense	(6,274,299)	(4,720,526)
Loss on early retirement of debt	_________	(2,140,107)

Total other expenses	(6,115,961)	(6,739,093)

(Loss) before income taxes	(4,248,463)	(4,125,253)

Income tax benefits/provision for income tax	(2,278,409)	(1,839,438)

Net loss attributable to common equity holders prior to deemed dividend	(1,970,054)	(2,285,815)
Deemed dividend on common stock subject to put obligation	(908,576)	(2,896,952)

Net loss after deemed dividend	$ (2,878,630)	$ (5,182,767)

Basic and diluted net loss per share attributable to common equity holders:	$ (0.04)	$ (0.05)

Basic and diluted net loss per share after deemed dividend:	$ (0.06)	$ (0.12)

Weighted average number of common shares outstanding-basic and diluted	48,762,004	44,324,014

The accompanying notes are an integral part of these financial statements.

PIPELINE DATA INC.

CONSOLIDATED STATEMENT OF TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY

Common Stock		Common Stock		Additional	Accumulated	Treasury	Total
Subject to put obligation				Paid-in
Shares	Amount	Shares	Amount	Capital	Deficit	Stock

Balance at December 31, 2005	9,398,058	$ 9,679,999	29,196,012	$ 29,196	$ 9,230,367	(2,169,907)	$ 0	$ 22,549,862

Common stock previously subscribed			5,999,628	6,000	5,774,207
Common stock for services			128,574	129	374,497			374,626
Vesting of options granted to employees					282,979			282,979
Vesting of options granted to outside consultant					7,574			7,574
Exercise of stock options			356,098	356	37,541			37,897
Exercise of warrants			674,281	674	708,369			709,043
Conversion of 8% convertible notes			485,742	485	322,248			322,733
Interest on 8% convertible notes			111,077	111	84,860			84,971
Fair value of warrants issued with convertible debt					4,329,000			4,329,000
Fair value of warrants issued for advisory/underwriting fee					437,500			437,500
Beneficial conversion feature on convertible debt					5,803,863			5,803,863
Deferred tax liability on beneficial conversion feature and warrants					(4,260,123)			(4,260,123)
Acquisitions/Mergers			1,666,667	1,667	2,238,333			2,240,000
Deemed dividend on stock subject to put obligation		2,896,952			(2,896,952)			0
Purchase of treasury stock			(30,000)				(37,260)	(37,260)
Net loss for the year December 31, 2006	________	________	________	________	_________	(2,285,815)	________	(2,285,815)

Balance at December 31, 2006	9,398,058	$ 12,576,951	38,588,079	$ 38,618	$ 22,474,263	$ (4,455,722)	$ (37,260)	$ 30,596,850

Common stock for services			231,668	232	109,698			109,930
Vesting of options granted to employees				5	158,023			158,028
Exercise of stock options			2,895	3	2,760			2,763
Acquisitions/Mergers			1,612,903	1,613	1,635,484			1,637,097
Deemed dividend on stock subject to put obligation		908,576			(908,576)			-
Purchase of treasury stock			(60,000)				(36,000)	(36,000)
Net loss for the year December 31, 2007						(1,970,054)		(1,970,054)

Balance at December 31, 2007	9,398,058	$ 13,485,527	40,375,545	$ 40,471	$ 23,471,652	$ (6,425,776)	$ (73,260)	$ 30,498,614

PIPELINE DATA INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ending December 31, 2007	Year Ending December 31,2006
		(restated)
OPERATING ACTIVITIES:
Net (loss)	$ (1,970,054)	$ (2,285,815)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,114,431	2,372,504
Amortization of deferred customer acquisition costs	625,143	423,846
Loss on early retirement of debt	-	2,140,107
Stock based compensation	238,872	696,126
Amortization of debt issuance cost	369,758	200,406
Amortization of discount on long-term debt	2,662,577	1,382,045
Deferred taxes, net	(2,278,409)	(1,839,438)
Imputed interest income	(42,561)	(26,000)
Allowance for chargebacks and losses	(52,991)	57,459

Changes in operating assets and liabilities:
Accounts receivable	435,886	(1,543,000)
Interest receivable	7,778	49,436
Inventory	3,486	(23,495)
Prepaid expenses and other current assets	189,238	(99,686)
Deferred account acquisition costs	(658,388)	(438,178)
Other	(271,824)	(127,799)
Accounts payable and accrued expenses	247,667	723,015
Merchant deposits	404,163	347,670
Accrued rent	41,259	________

Net cash provided by operating activities	3,066,031	2,009,203

INVESTING ACTIVITIES:
Capital expenditures	(511,785)	(592,055)
Merchant portfolio and residual rights purchase	(168,628)	(2,027,223)
Notes receivable	144,492	(114,900)
Deferred acquisition costs	(662,669)	-
Acquisitions of businesses	(3,000,000)	(15,717,318)
Change in restricted cash	(142,027)	(355,795)

Net cash used in investing activities	(4,340,617)	(18,807,291)

FINANCING ACTIVITIES:
Proceeds from senior secured convertible notes, net	-	26,349,693
Warrants and beneficial conversion feature	-	10,650,307
Debt issuance cost	-	(1,477,060)
Debt service payments	(370,670)	(17,000,000)
Loss on early retirement of debt, net	-	(1,863,000)
Warrant and stock option exercise	2,763	746,735
Lease obligation payments	(96,763)	(55,497)
Purchase of treasury stock	(36,000)	(37,260)

Net cash provided by (used in) financing activities	(500,670)	17,313,918

Net increase (decrease) in cash and cash equivalents	(1,775,256)	515,830
Cash and cash equivalents, beginning of period	2,770,494	2,254,664

Cash and cash equivalents, end of period	$ 995,238	$ 2,770,494

Supplemental disclosures:
Cash paid during the year for:
Interest	$ 3,110,862	$ 2,678,740

Non cash investing and financing activities:
Common stock issued as contingent acquisition cost	$ 1,637,097
Accrued merchant portfolio acquisitions	$ 579,911
Capital expenditures from lease prepayments and proceeds from lease Financing	$ 146,620
Accounts receivable converted to notes receivable	$ 18,938
Deemed dividend on common stock subject to put obligation	$ 908,576

The accompanying notes are an integral part of these financial statements

PIPELINE DATA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE A - ORGANIZATION AND OPERATIONS

Nature of Operations

Pipeline Data Inc. (the "Company") was incorporated in June 1997 in the State of Delaware. The Company is an integrated provider of merchant payment processing services and related software products throughout the United States. The Company delivers credit and debit card-based payment processing solutions primarily to small and medium-sized merchants who operate either in a physical business environment, over the Internet, or in mobile or wireless settings via cellular-based wireless devices that the Company sells.

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

At December 31, 2007, the Company had a cash balance of $1.0 million compared to $2.8 million at December 31, 2006. Cash flow from operations may not be sufficient over the next twelve months to fund operating and debt obligations. Over the next twelve months, the Company has a contingent cash payment to the former shareholders of Charge.com, Inc.  Pursuant to the Charge.com acquisition, each of the former Charge.com shareholders (the "Charge Shareholders") has the right to sell up to 9,398,058 shares of Pipeline common stock back to Pipeline at a price of $1.4763 per share.

The former shareholders must notify the Company of their decision between March 4, 2008 and 5:00 p.m. (Eastern Daylight Savings Time) on April 30, 2008 (the "Put Right"). If a Charge Shareholder exercises their Put Right, the Company must purchase the shares by no later than May 1, 2008 at the purchase price, plus interest at an annual rate of 18% from March 1, 2008.   If the Charge Shareholders exercised their Put Right we would need debt and/or equity financing to meet this obligation.  Management believes, but can not assure that this is achievable.  If such financing could not be raised, we would attempt to re-negotiate the Put Right, reduce our operating expenses and capital expenditures or liquidate certain assets to pay this obligation.

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

PIPELINE DATA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE A - ORGANIZATION AND OPERATIONS (continued)

Concentrations

The majority of the Company's merchant processing activity is processed by two key vendors. The Company believes that these vendors maintain appropriate backup systems and alternative arrangements to avoid a significant disruption of processing in the event of an unforeseen event.

Substantially all of the Company's revenue is derived from processing Visa and MasterCard bank card transactions. Because the Company is not a "member bank" as defined by Visa and MasterCard, in order to process these bank card transactions the Company has entered into  sponsorship agreements with banks that are "member banks" and paid applicable fees. The agreements with the bank sponsors require, among other things, that the Company abide by the by-laws and regulations of the Visa and MasterCard associations.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Restricted Cash

Cash held on deposit to cover potential merchant losses or cash set aside for contractual obligations is classified as Restricted Cash on the Consolidated Balance Sheets. Additional restricted cash was also set aside by the Company per the contractual obligation with the former owners of Valadata requiring the Company to escrow funds in the event the acquired entity meets earn-out thresholds. As of August 2007, it was determined that it was not necessary to maintain it.

Inventories

Inventories consist of point-of-sale terminal equipment held for sale to merchants, resellers and distributors. Inventories are valued at the lower of cost or market price. Cost is arrived at using the first-in, first-out method. Market price is estimated based on current sales of equipment.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable, net

The Company uses the allowance method to account for uncollectible accounts receivable. We maintain allowances for the estimated losses from doubtful accounts which result when our customers are unable to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional general and administrative expense in the period such determination was made. Accounts receivable are presented net of an allowance for doubtful accounts of $12,800 as of December 31, 2007 and $65,791 as of December 31, 2006.

Notes Receivable

The Company has demand notes aggregating $145,408 as of December 31, 2007 and $300,000 as of December 31, 2006 at the simple rate of 10-18% per annum and a long term secured promissory note, due August 1, 2008, with a balance, net of discount of $746,453 as of December 31, 2007 and $693,792 as of December 31, 2006. The face amount of the note is $750,000 and $739,900 as of December 31, 2007 and December 31, 2006, respectively. Interest is imputed at the rate of 6%. The note is secured by 1,000,000 shares of the Company's common stock.

Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method for financial reporting purposes and primarily accelerated methods for tax purposes. For financial reporting purposes, equipment is depreciated over five to seven years. Leasehold improvements and property acquired under capital leases are amortized over the useful life of the asset or the lease term, whichever is shorter. Depreciation expenses for property and equipment for the years ended December 31, 2007 and 2006 was $253,275 and $ 141,189, respectively.

Repairs and maintenance are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

A summary of the activity in deferred customer acquisition costs, net for the years ended December 31, 2007 and 2006 is a follows:

	2007	2006
Balance at beginning of period	$449,611	$435,279
Capitalized customer deferred acquisition costs	658,388	438,178
Less amortization expense	(625,143)	(423,846)
Balance as of end of period	$482,856	$449,611

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

For the years 2006 and 2007, we applied Statement No. 142 to our merchant portfolios and residual rights purchases and revised our estimated life of our merchant portfolios. We estimate for accounting purposes the useful life to be seven years. The amortization expense represents a recognition and estimated allocation of the initial cost of the acquired merchant portfolios and residual rights as a non-cash expense against the income generated by these assets.

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

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings per common share

Basic earnings per common share is computed by dividing reported net loss available to common shareholders by the weighted average shares outstanding during the period. Net losses for purposes of computing basic and diluted earnings per share attributable to common shareholders are calculated as show below for all periods presented.

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

	Years ended December 31,
	2007	2006
Net loss attributable to common equity holders for purposes of computing basic and diluted earnings per share	$(1,970,054)	$(2,285,815)
Less: Deemed dividend on common stock subject to put obligation	(908,576)	(2,896,952)
Net loss for purposes of computing basic and diluted earnings per share	$(2,878,630)	$(5,182,767)
Weighted average shares outstanding - basic and diluted	48,762,004	44,324,014
Basic and diluted (loss) per common share attributable to common equity holders:	$(0.04)	$(0.05)
Basic and diluted (loss) per common share after deemed dividend:	$(0.06)	$(0.12)

Each of (i) stock options to purchase 10,750,329 shares of common stock, (ii) warrants to purchase 15,285,714 shares of common stock (iii) senior secured debt convertible into 28,461,538 shares of common stock and (iv) a note convertible into 116,667 share of common stock , all outstanding as of December 31, 2007 were potentially dilutive and were not included within basic and diluted earnings per share because of the reported net loss. To do so would have been anti-dilutive for the years ended December 31, 2007 and 2006.

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

Advertising

The Company expenses advertising costs as they are incurred.  Advertising expenses for the years ended December 31, 2007 and 2006 were $1,069,659 and $575,521, respectively.

New accounting pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets" - an amendment to FASB SFAS  No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No.156 did not have a material impact on the Company's financial position and results of operations.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109". This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and establishes guidelines for recognition and measurement of a tax position taken or expected to be taken in a tax return. We have adopted this statement which became effective on January 1, 2007.   The Company has not made any adjustments as a result of the adoption of this interpretation.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. We are currently evaluating the impact on our consolidated financial statements of SFAS 157, which will become effective for us on January 1, 2008 for financial assets and January 1, 2009 for non-financial assets.

In February 2007, the Financial Accounting Standards Board issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 amends SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. SFAS No. 159 applies to all entities, including not-for-profit organizations. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This statement is effective as of the beginning of each reporting entity's first fiscal year that begins after November 15, 2007. The Company has not yet determined the effect of SFAS No. 159 on its financial position, operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." The new standard will significantly change the financial accounting and reporting of business combination transactions in the consolidated financial statements. It will require an acquirer to recognize, at the acquisition date, the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their full fair values as of that date. In a business combination achieved in stages (step acquisitions), the acquirer will be required to remeasure its previously held equity interest in the acquiree at its acquisition-date fair value and recognize the resulting gain or loss in earnings. The acquisition-related transaction and restructuring costs will no longer be included as part of the capitalized cost of the acquired entity but will be required to be accounted for separately in accordance with applicable generally accepted accounting principles in the U.S. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements." The statement clarifies the definition of a non-controlling (or minority) interest and requires that non-controlling interests in subsidiaries be reported as a component of equity in the consolidated statement of financial position and requires that earnings attributed to the non-controlling interests be reported as part of consolidated earnings and not as a separate component of income or expense. However, it will also require expanded disclosures of the attribution of consolidated earnings to the controlling and non-controlling interests on the face of the consolidated income statement. SFAS No. 160 will require that changes in a parent's controlling ownership interest, that do not result in a loss of control of the subsidiary, are accounted for as equity transactions among shareholders in the consolidated entity therefore resulting in no gain or loss recognition in the income statement. Only when a subsidiary is deconsolidated will a parent recognize a gain or loss in net income. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, and will be applied prospectively except for the presentation and disclosure requirements that will be applied retrospectively for all periods presented. The Company is currently evaluating the impact of SFAS No. 160 to its financial position and results of operations.

NOTE C - ACQUISITIONS

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

The Paynet Systems Acquisition:

On July 3, 2006, we acquired Paynet Systems, Inc. by acquiring all of the outstanding capital stock of Paynet Systems, Inc, an e-commerce and retail merchant credit card processing provider. The total cost of Paynet Systems was $10,890,996. In 2007 additional goodwill was recognized because certain milestones were reached requiring us to pay the former Paynet Systems, Inc. shareholders an additional $3.0 million in cash and 1.61 million shares of restricted common stock valued at $1.6 million, determined by prices as of March 31, 2007 and June 30, 2007, the dates these milestones were met. These contingent payments resulted in an increase in the amount of goodwill recognized of $4.6 million. The assets acquired and liabilities assumed in the Paynet Systems acquisition were as follows:

Cash	$0
Trade receivables	0
Plant, property and equipment	0
Computer software	0
Intangible assets	3,304,249
Goodwill	7,586,747
Liabilities assumed	0
Total Purchase Price	$10,890,996

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

NOTE C - ACQUISITIONS (continued)

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

In the event certain milestones were reached, we would have paid the former Valadata shareholders up to an additional $1.5 million over the next two years. The Company determined that the performance milestones were not met as of July 11, 2007 and that no further obligation exists to the former shareholders of Valadata, Inc. However, we did calculate the residuals of the all underlying seller agents of Valadata and made milestone payments to all agents who reached their performance milestones. The former shareholders of Valadata, Inc. disagree with our determination. In October 2007, L60, Inc. (comprised of former Valadata shareholders) filed suit against Pipeline Data, Inc. in Maricopa County Superior Court.  In its complaint, L60 alleges that Pipeline and Valadata breached certain agreements made in connection with Pipeline's acquisition of Valadata, and seeks around $1.5M, plus attorneys' fees and costs.  Pipeline vigorously dispute the claims, have filed an answer denying any liability and have countersued plaintiff and various related parties for, among other things, breach of contract and tortious interference with contractual relationships.  Pipeline's counterclaims seek compensatory and punitive damages, as well as attorneys' fees.  In February of 2008, the Court dismissed Pipeline's tort claims without prejudice to the extent they are grounded in their contracts with L60, but their contract claims against L60 and its principals remain, as well as a claim for tortious interference against a third party.  The case is now proceeding to discovery.

Northern Merchant Services, Inc.

As a part of our agreement to acquire Northern Merchant Services, Inc in 2002, we agreed to issue additional shares of our common stock to the sellers upon the achievement of certain milestones. The final one million shares earn-in was earned in 2006 when Kevin and Nancy Weller successfully (i) oversaw and opened a new facility in Brasher Falls and (ii) developed and launched a government payment processing solution. The shares related to this milestone have been issued. This issuance of stock increased the amount of goodwill related to the acquisition by $1,300,000.

PIPELINE DATA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE D - GOODWILL AND OTHER INTANGIBLES WITH INDEFINITE LIVES

The changes to the goodwill balance during the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
Balance at beginning of period	$38,821,893	$24,556,638
Goodwill acquired	-	14,265,255
Additions resulting from payment of contingent consideration	4,637,097	-
Goodwill amortized or impaired	-	-
Balance at end of period	$43,458,990	$38,821,893

On July 3, 2006, we acquired Paynet Systems, Inc. by acquiring all of the outstanding capital stock of Paynet Systems, Inc.  Additional goodwill was recognized in 2007 because certain milestones were reached requiring us to pay the former Paynet Systems, Inc. shareholders an additional $3.0 million in cash and 1.61 million shares of restricted common stock valued at $1.6 million, determined by prices as of March 31, 2007 and June 30, 2007, the dates these milestones were met.

NOTE E - MERCHANT PORTFOLIOS, RESIDUAL RIGHTS AND OTHER INTANGIBLES, NET

During the year ended December 31, 2007, we purchased merchant processing portfolios totaling $748,539.  The purchase price paid for the merchant processing portfolios has been assigned to merchant portfolios, residual rights and other intangibles in the accompanying consolidated balance sheet and is being amortized over the expected life of seven years.

The changes to the merchant portfolio, residual rights and other intangibles balance during the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
Merchant portfolio, residual rights and other intangibles balance at beginning of period	$15,585,602	$9,855,679
Portfolios and residual rights acquired	748,539	7,897,192
Portfolios, residual rights and other intangibles amortized	(2,764,760)	(2,167,269)
Merchant portfolio, residual rights and other intangibles balance at end of period	$13,569,381	$15,585,602

PIPELINE DATA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE F - INCOME TAXES

The Company provides for the tax effects of transactions reported in the financial statements. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences  between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities,  if any,  represent  the future tax  return  consequences  of those differences,  which will  either be taxable  or  deductible  when the assets and liabilities  are recovered or settled. As of December 31, 2007, the Company had deferred tax assets of $1,632,483, deferred tax liabilities of $2,994,183, and no material current tax liability. As of December 31, 2006, the Company had deferred tax assets of $2,284,498, deferred tax liabilities of $5,924,607, and no material current tax liability.

At December 31, 2007, the Company has net operating loss carryforwards for income tax purposes of approximately $5.1 million. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2027.

The components of income tax expense for the years ended December 31, were as follows:

	2007	2006
Current:
Federal	$ 0	$ 0
State	0	0
Deferred:
Federal	(1,918,660)	(1,438,613)
State	(359,749)	(400,825)
Total provision for income taxes	$(2,278,409)	$(1,839,438)

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

NOTE F- INCOME TAXES (continued)

The components of the net deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carry forward	$1,396,490	$2,042,911
Difference between book and tax depreciation and amortization	0	84,067
Deferred revenue	11,566	20,472
Loss reserve and accounts receivable allowance	86,261	0
Charitable contributions carry forward	2,469	0
Stock-based compensation	135,697	137,048
Total deferred tax assets before valuation allowance	1,632,483	2,284,498
Valuation allowance	0	0
Total deferred tax assets	1,632,483	2,284,498

Deferred tax liabilities
Difference between book and tax depreciation and amortization	$1,496,163	$2,202,885
Discount on debt	1,498,020	3,721,722
Total deferred tax liabilities	2,994,183	5,924,607

Net deferred tax asset (liability)	($1,361,700)	($3,640,109)

SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Based on the Company's forecast of future taxable income, management determined that a valuation allowance related to deferred tax assets was not required as of December 31, 2007.

The differences in Federal taxes provided and the amounts determined by applying the federal statutory tax rate to income (loss) from continuing operations for the years ended December 31, 2007 and 2006 are as follows:

Year ended December 31,

2007	2006
	$ Amount	Percentage	$ Amount	Percentage
U.S Federal income tax at the statutory rate	$(1,444,477)	(34%)	$(1,402,587)	(34%)
U.S State taxes	(254,908)	(6%)	(247,515)	(6%)
Changes in valuation allowance	(0)	(0%)	(0)	(0%)
Non-deductible expenses and other	(579,024)	(13%)	(189,336)	(5%)
Provision for (benefit from) income taxes	$(2,278,409)	(53%)	$(1,839,438)	(45%)

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

PIPELINE DATA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE G - COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease various office spaces, computer data center storage space and certain equipment under operating leases with remaining terms ranging up to six years. Our facilities are located in Quincy, Massachusetts; Brasher Falls New York; Gurnee, Illinois; Alpharetta, Georgia and Suwanee, Georgia. The majority of the office space lease agreements contain renewal options.

Our future minimum lease commitments under noncancelable leases are as follows at December 31, 2007 and 2006.

Twelve Months Ending December 31	2007	2006
Year 1	$ 437,682	$ 356,560
Year 2	420,532	372,856
Year 3	354,435	377,242
Year 4	270,691	321,968
Year 5	164,558	270,691
Later years	169,494	334,052
Total minimum payments required	$ 1,817,392	$ 2,033,369

 Total rent expense for the twelve months ended December 31, 2007 and 2006 was $ 459,893 and $ 275,954, respectively.

Lease-Related Party

The office of Northern Merchant Services, Inc. is located in Brasher Falls, New York, and has an annual lease with Kevin and Nancy Weller, officers of the Company. A five year lease commenced on January 1, 2006 with monthly rental of $3,000.

Capital Leases

The following is a schedule by year of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2007 and 2006.

Twelve Months Ending December 31	2007	2006
Year 1	$ 107,083	$ 75,010
Year 2	77,127	42,987
Year 3	12,461	13,981
Year 4	0	4,746
Year 5	0	0
Later years	0	0
Total minimum payments required	$ 196,671	$ 136,724
Less: amount representing interest	32,606	22,516
Present value of net minimum lease payments	$ 164,065	$ 114,208

Net book value of equipment under lease	$ 238,750	$ 209,126

Valadata , Inc contingent payment

On July 11, 2006, when we acquired Valadata, Inc, we agreed to pay approximately an additional $1.5 million over the next two years subject to performance milestones. These payments are secured by a security agreement granting a continuing security interest in the assets of Valadata, Inc.  The Company determined that the performance milestones were not met as of July 11, 2007 and that no further obligation exists to the former shareholders of Valadata, Inc. However, we did calculate the residuals of the all underlying seller agents of Valadata and made milestone payments to all agents who reached their performance milestones. The former shareholders of Valadata, Inc. disagree with our determination and have an action against us in Superior court of the State of Arizona, County of Maricopa.  The case citation is L60, Incorporated v. Pipeline Data, Inc., Valadata, Inc., and John Does I-X,  No. CV2007-016849, Superior Court of the State of Arizona, County of Maricopa and the complaint is dated September 15, 2007.

Iroquois Master Fund, Ltd suit

On June 29, 2006, the Company entered into a $37 million convertible debt financing with a group of institutional investors. Under the terms of agreement, the Company issued convertible notes that accrue interest at a rate of 8% per annum, payable quarterly in arrears beginning on October 2, 2006. A member of the lending group which loaned our Company $1,000,000 is Iroquois Master Fund Ltd.  On April 10, 2007, Iroquois Master Fund provided our Company a written default notice stating that the Company had failed to pay interest on their note and provided us their wire details. Immediately upon receipt of the wire details, the Company made full payment of the interest due. The Company's position is that there was miscommunication of payment details and a good faith attempt on the Company's part to communicate this to Iroquois Master Fund. The Company's position is after payment of interest, management believed in good faith that the matter was addressed to the satisfaction of both parties On April 20, 2007; the Company received a second default notice seeking penalties and stating their rights under default. The Company promptly paid the $3,406 penalty to the account provided.  The lenders' rights under default are the payment of 125% of the principal amount due plus interest and penalties. Iroquois Master Fund has filed suit against the Company on June 19, 2007 in the Supreme Court of the State of New York County of New York for breach of contract.  The Company firmly believes that it has acted in good faith and plaintiff's claim is without merit.  The Company has retained counsel and will vigorously defend this action. The case citation is Iroquois Master Fund, Ltd. v. Pipeline Data, Inc., Index No. 602059/2007, Supreme Court of the State of New York, County of New York. While the case is still pending, the Company and Iroquois Master Fund, Ltd. have postponed further filings.

Merchant portfolio residual rights acquisitions

On February 1, 2006 we acquired a merchant portfolio requiring an additional payment in shares of common stock. This will result in the issuance of 483,259 additional shares of stock with an aggregate fair value of $579,911 determined by quoted market price of $1.20 per agreement.

Under the terms certain processing services agreements we are required to purchase merchant accounts at a value of approximately $2.4 million if the agent exercises that right.

Garner Gifts contingent payment

On October 29, 2007, we filed suit against our payment processor, First Data Merchant Services Corporation, for the return of approximately $150,000 that they deducted from our account to cover suspected fraudulent activity by a merchant.  The case citation is Pipeline Data, Inc. v. First Data Merchant Services Corporation, Garner Gifts, and Delayna Garner, United States District Court for the Eastern District of New York.   We settled this action in February 2008 with First Data Merchant Services Corporation and they returned approximately $100,000 to our account.

Our Subsidiary SecurePay.com, Inc

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

.PIPELINE DATA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE H - STOCK OPTIONS AND WARRANTS

Stock-Based Compensation

The Company has adopted the provisions of Statement of Financial Accounting Standards No 123 (Revised 2004) "Share Based Payments" (FAS 123R), as of January 1, 2006. The provisions of FAS 123R require a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date value of the award. That cost is recognized in the statement of operations over the period during which an employee is required to provide service for the award.

The total share based payments included in wages and selling, general and administrative expenses was $254,370 and $664,206 for the years ended December 31, 2007 and 2006, respectively.

The Company estimates the grant date fair value of the stock options it issues using a Black-Scholes valuation model. The Company determines an expected volatility assumption by referencing the average volatility experienced by six of its public company peers. The Company used an average of a peer group because it does not have sufficient historical volatility data related to market trading of its own common stock. The Company estimates the expected life of a stock option based on the simplified method for "plain-vanilla" stock options as provided by the Staff of the SEC in Staff Accounting Bulletin 107. The simplified method is used because, at this point, the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns. The Company's dividend yield assumption is based on actual dividends expected to be paid over the expected life of the stock option. The risk-free interest rate assumption for stock options granted is determined by using U.S. treasury rates of the same period as the expected option term of each stock option. The weighted-average fair value of options granted during the year ended December 31, 2007 was $0.14.

Assumptions utilized are shown as follow:

Year ended
December 31, 2007
Expected volatility	39.2%
Expected life	4.1 yrs
Expected dividends	0
Risk-free interest rate	4.7%

As of December 31, 2007, the Company has reserved an aggregate of 10,716,554 shares of common stock pending the exercise of the options.

Stock option activity is summarized as follows:
	Options	Weighted - Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2006	9,517,200	$ 1.39	3.5	$ 2,069,769
Forfeited	(1,303,766)	1.50	-
Exercised	(2,895)	0.95	-
Issued	2,506,012	1.57	-
			-
Options outstanding, December 31, 2007	10,716,554	$ 1.42	3.8	$ 664,322
Options exercisable, December 31, 2007	7,741,332	$ 1.36	3.0	$ 664,322

The intrinsic value of options exercised during the year ended December 31, 2007 was $550.

The following table summarizes information related to stock options outstanding and exercisable as of December 31, 2007:
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
0.00 - 0.99	2,156,054	2.0	$ 0.58	2,121,358	1.9	$ 0.58
1.00-1.24	2,200,586	3.4	$ 1.08	1,838,313	3.0	$ 1.08
1.25-1.49	1,244,914	5.4	$ 1.30	450,000	4.3	$ 1.25
1.50-1.74	1,532,500	4.4	$ 1.50	1,024,165	3.6	$ 1.50
1.75+	3,582,500	4.4	$ 2.14	2,307,496	3.3	$ 2.28
Total	10,716,554	3.8	$ 1.42	7,741,332	3.0	$ 1.36

Warrants

As of December 31, 2007, the Company has reserved an aggregate of 15,285,714 shares of common stock pending the exercise of the warrants. 971,233 of our publicly traded Class B Warrants expired on December 31, 2007,

Warrant activity is summarized as follows:
Warrants
Warrants outstanding, December 31, 2006	16,389,923

Exercised	-
Expired	(1,104,209)
Issued	-

Warrants outstanding, December 31, 2007	15,285,714

The following table summarizes information related to warrants outstanding and exercisable as of December 31, 2007:
Strike Price	Number of Warrants	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
0.00 - 0.99	285,714	0.2	$ 0.35
1.00-1.24	700,000	2.8	$ 1.10
1.25-1.49	11,966,667	3.5	$ 1.40
1.50-1.74	250,001	3.3	$ 1.50
1.75+	2,083,332	3.5	$ 1.77
Total	15,285,714	3.4	$ 1.42

PIPELINE DATA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE H - STOCK OPTIONS AND WARRANTS (continued)

Stock-Based Compensation (continued)

A summary of the non-vested restricted stock unit activity for the year ended December 31, 2007 is presented below.

Non-vested Shares	Year ended December 31, 2007	Weighted-Average Grant-Date Fair Value
	Shares

Non-vested at December 31. 2006	93,334	$0.96
Granted	-	-
Vested	(46,667)	$0.96
Non-vested at December 31, 2007	46,667	$ 0.96

NOTE I - RELATED PARTY TRANSACTIONS

The office of Northern Merchant Services, Inc. is located in Brasher Falls, New York, and has an annual lease with Kevin and Nancy Weller, officers of the Company. A five year lease commenced on January 1, 2006 with monthly rental of $3,000.

The Company entered into a consulting services agreement with Capital Advisory Services in 2007. Our Chairman, Jack Rubinstein, is a partner of Capital Advisory Services.  The total charged to operating expenses for the years ended December 31, 2007 and 2006 was $20,000 and $100,000, respectively.  $10,000 was payable to Capital Advisory Services at December 31, 2007 and $20,000 payable at December 31, 2006.

When Northern Merchant Services, Inc. was purchased, certain earn-in capabilities based upon milestones achieved were recorded as a contingency based on SFAS No.141-Business Combinations. To date, an additional 3,000,000 shares of our common stock have been issued pursuant to these milestones. The final 1,000,000 shares related to this earn-in were issued during 2006.

PIPELINE DATA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE J - SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS

Debt/Financing:

(a) Senior Secured Convertible Notes

The Company, on June 29, 2006 entered into a series of Senior Secured Convertible Notes having an aggregate principal amount of $37,000,000 due on June 29, 2010 and included the issuance of warrants to purchase 11,100,000 shares of the Company's common stock at $1.40    The note holders have a first priority security interest in all of our assets.

Interest accrues at 8% per annum on the outstanding principal amount and is payable on the first day of each calendar quarter, starting October 1, 2006.  Note holders may convert their notes into common stock of the Company at a fixed conversion rate of $1.30 per share.  Conversions are subject to a restriction limiting the note holder to holding a maximum of 4.9% of the Company's common stock currently outstanding immediately after giving effect to the conversion.  The notes also contain standard anti-dilution provisions

The Company has the option, at any time, to redeem up to 25% of the original Debenture principal amount, in cash, in an amount equal to the sum of (i) 115% of the principal amount of the Debenture outstanding, plus accrued and unpaid interest, if on or prior to June 29, 2008 and the sum of (ii) 110% of the principal amount of the Debenture outstanding, plus accrued and unpaid interest through maturity.  The note is convertible at the sole discretion of the Holders unless value of the common stock exceeds 250% of the conversion price for 20 consecutive days. Then the Company may cause the holder to convert all or part of the then outstanding principal, up to 25% of the average trading volume.  Any converted shares are not puttable back to the Company by the Holder.

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

PIPELINE DATA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE J - SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS (continued)

Debt/Financing (continued):

Pursuant to a Registration Rights Agreement, the Company agreed to "prepare and file with the Securities and Exchange Commission a Registration Statement covering the resale of 125% of the shares into which the convertible notes and warrants were convertible for an offering to be made on a continuous basis pursuant to Rule 415 as promulgated by the Securities and Exchange Commission pursuant to the Securities Act of 1933  or pay each holder monthly in cash as partial liquidated damages 1.25% of the aggregate purchase price paid by such holder for the convertible notes and warrants for the first six months, which shall increase to 1.5% thereafter.

A Registration Statement for 11,100,000 shares of common stock underlying warrants at $1.40 and 10,000,000 shares of common stock underlying the convertible promissory notes at $1.30 per share was deemed effective December 6, 2006.   The Company registered all shares that were currently possible to be registered under Rule 415.   The Company is required to register the remaining 18,461,538 shares of our common stock underlying the convertible note as well as an additional 25% of the aggregate shares registered pursuant to our registration rights agreement and will continue to act with due diligence to register these shares when allowed by the Securities and Exchange Commission. Effectiveness of these additional registrations is subject to the approval of the Securities and Exchange Commission.  Management believes that it has complied with the registration agreement however, if the Company was deemed responsible for penalties, the maximum penalty assessable could be $6.5 million.  On a separate matter, the Company has accrued an interest expense, estimated at $331,982, related to the initial late filing of the registration statement pending any settlement.

Long-term debt as of December 31, 2007 and December 31, 2006 consists of the following:

	December 31,	December 31,
	2007	2006
Notes payable-World Products Inc. shareholders, payable at LIBOR, convertible at $1.50 per share, due September 2007	$0	$525,000
Deferred rent on operating leases	41,259	-
Other promissory notes and capital leases	164,065	114,208
Senior secured, interest payable at 8.00% due June 29, 2010, convertible at $1.30 per share	37,000,000	37,000,000
	37,205,324	37,639,208
Less current portion	(84,173)	(60,765)
Unamortized discount on long-term debt of beneficial conversion feature and warrants	(6,641,852)	(9,304,429)
Long-term debt, excluding current portion	$ 30,479,299	$28,274,014

Capital Lease Obligations

See Note G-Lease Agreements for lease obligations with VAResources, Key Equipment, Highline Funding, LLC, Ikon Financial Services and US Express Leasing. As of December 31, 2007, the current portion amounted to $84,173, and the long-term portion amounted to $79,892. As of December 31, 2006, the current portion amounted to $60,765, and the long-term portion amounted to $53,443.

PIPELINE DATA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE J - SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS (continued)

Notice of Default on Senior Securities

On June 29, 2006, the Company entered into a $37 million convertible debt financing with a group of institutional investors. Under the terms of agreement, the Company issued convertible notes that accrue interest at a rate of 8% per annum, payable quarterly in arrears beginning on October 2, 2006. A member of the lending group which loaned our Company $1,000,000 is Iroquois Master Fund Ltd.  On April 10, 2007, Iroquois Master Fund provided our Company a written default notice stating that the Company had failed to pay interest on their note and provided the Company with their wire details. Immediately upon receipt of the wire details, the Company made full payment of the interest due. The Company's position is that there was miscommunication of payment details and a good faith attempt on the Company's part to communicate this to Iroquois Master Fund. The Company's position is after payment of interest, management believed in good faith that the matter was addressed to the satisfaction of both parties.  On April 20, 2007 the Company received a second default notice from Iroquois Master Fund Ltd. seeking penalties and stating their rights under default. The Company promptly paid the $3,406 penalty to the account provided.  The lenders' rights under default are the payment of 125% of the principal amount due plus interest and penalties. Iroquois Master Fund has filed suit against the Company on June 19, 2007 in the Supreme Court of the State of New York County of New York for breach of contract.  The Company firmly believes that it has acted in good faith and plaintiff's claim is without merit.  The Company has retained counsel and will vigorously defend this action. The case citation is Iroquois Master Fund, Ltd. v. Pipeline Data, Inc., Index No. 602059/2007, Supreme Court of the State of New York, County of New York.

PIPELINE DATA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE K - PENSION PLAN-DEFINED CONTRIBUTION

During the third quarter of 2006, the Company adopted a Simple IRA Plan. Under this plan the Company matched employee contribution up to one percent of eligible compensation. The amount recognized as an expense during the years ended December 31, 2007 and 2006 was $26,041 and $18,378, respectively.

NOTE L - TEMPORARY EQUITY

Common shares subject to put obligation

Between December 17, 2007 and December 28, 2007, the former shareholders of Charge.com had the right to put to the Company up to 9,398,058 shares of Company common stock at a per share price of $1.37785 per share or $12,949,114 plus interest at the annual rate of 12% accruing from September 28, 2007 to October 30, 2007 and at the annual rate of 18% accruing from October31, 2007 until paid.  The former shareholders of Charge.com decided not to exercise their Put Right in consideration of a higher per share purchase price and a later opportunity to exercise their Put Right.  On March 4, 2008, the parties amended the Agreement and Plan of Merger dated as of December 19, 2005 to provide the former shareholders of Charge.com, Inc the right, between March 4, 2008 and 5:00 PM (Eastern Daylight Savings Time) April 30, 2008, to require the Company to repurchase up to 9,398,058 shares of Company common stock at a price of $1.4763 per share. If a former shareholder exercises its Put Right, the Company must purchase the shares by no later than April 30, 2008 at the purchase price, plus interest at an annual rate of 18% from March 1, 2008.   The Company has reviewed this arrangement under the terms of Topic No. D-98: "Classification and Measurement of Redeemable Securities" and consider this application to require that the shares be considered temporary equity and classified as common shares subject to put obligations.  The provisions of this agreement will be assessed at each balance sheet date to determine if the agreement is no longer conditional.

The Company has a Call Right until no later than April 30, 2008 to purchase some or all of the former shareholders' stock at $1.4763 per share, plus interest at an annual rate of 18% from March 1, 2008. Management believes it has a number of solutions to address this upcoming deadline.

The increase in temporary equity during the year ended December 31, 2007 is attributable to the January 3, 2008 amendment which increases the redemption value of the stock.  This deemed dividend is offset by a charge to additional paid-in capital..

NOTE M - SUBSEQUENT EVENTS

Notes payable-World Products shareholders

During October 2007, $350,000 was paid to the former shareholders of World Products, Inc. The term of the remaining $175,000 note has been extended to April 21, 2008.

Innovative Resource Alliance, Inc. acquistion

On November 29, 2007, we signed a binding letter of intent to acquire Innovative Resource Alliance ("IRA"), the parent corporation of TenderCard(TM), a gift, loyalty and stored value solutions provider with over 12,000 merchants based in Falmouth, Massachusetts and Merchant Services Network ("MSN"), a retail merchant services provider based in West Palm Beach, Florida, in exchange for up to 25.7 million shares of our company common stock, subject to certain earn in provisions. The transaction is subject to (a) the approval of the company's boards of directors of PPDA and IRA and (b) the completion of the acquisition of CoCard Marketing Group, LLC ("CoCard"); (c) the receipt of financing to fund the CoCard acquisition and the transactions contemplated by the merger contemplated by this Letter of Intent and (c) the per share price of equity raised to fund this transaction being no less than $1.30.

The parties contemplate the merger of our wholly owned subsidiary into IRA in consideration for the issuance to the former IRA stockholders of up to Twenty Five Million Seven Hundred Thousand (25,700,000) shares of our unregistered common stock (the "Shares"), subject to certain ratchet up provisions, in accordance with the following formula and in accordance with our stock price subject to a maximum share issuance of Twenty Eight Million Seven Hundred Thousand 28,700,000 shares. The issuance of shares is contemplated as follows:

a.            13,700,000 shares immediately upon close and distributed pro-rata to IRA shareholders based on a conversion ratio to be agreed upon in the definitive agreement (the "Conversion Ratio")

b.           12,000,000 shares issued and escrowed for distribution to IRA shareholders pursuant to the Conversion Ratio according to the following earn in formula

(iv)	2,000,000 shares immediately upon closing the purchase of an identified portfolio reviewed by the parties;

(v)	10,000,000 shares to be distributed to IRA shareholders upon the occurrence of the following events:

a.

1,000,000 shares for each additional $70,000 per month of average net recurring revenue (which means the average of receipts minus the sum of interchange, all costs of services and residual payments owed).

(vi)	This earn-in provision expires July 1, 2009 unless further extended by our board of directors.

As merged, Pipeline Data/IRA intends to acquire COCARD(R) Marketing Group, LLC ("COCARD"), a Nashville, Tennessee-based merchant services provider catering primarily to small and medium-sized retail accounts. COCARD currently services over 25,000 merchants. IRA and CCOCARD entered into a Definitive Merger Agreement to acquire COCARD for approximately $101 million in cash entered into on October 22, 2007.

Both the IRA and COCARD transactions are currently pending further negotiations and completion of financing. No assurance can be given that either transaction will be consummated.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements with, our company's public accountants.

Item 8A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Management Report on Internal Control over Financial Reporting

Our management team is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Our internal control over financial reporting includes those policies and procedures that:

       Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

       Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

       Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Any system of internal control over financial reporting, however well designed and operated, may not prevent or detect all misstatements. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. In addition, the design of any control system is based, in part, upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of internal control systems, there is only reasonable assurance that the Company's system of internal control over financial reporting will succeed in achieving its goals under all potential future conditions.

As of the end of the Company's 2007 fiscal year, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control Over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our management believes that Pipeline Data, Inc. maintained effective internal control over financial reporting as of December 31, 2007.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Controls

In connection with the restatement of the Company's financial statements for the years ended December 31, 2005 and December 31, 2006, we re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures to determine their effectiveness (as defined in Rule 13a-15(e) under the Securities Act, as amended) as of  the periods then ended. We looked specifically into the effectiveness of our disclosure controls and procedures in terms of classification issues involved in the evaluation of accounting implications associated with non-routine contracts and non-routine complex equity transactions.  We found that we needed further support in classifying and reporting these transactions.    As a result, we have expanded our accounting staff to include an additional qualified professional who commenced his duties during the fourth quarter of 2007. We retained the assistance of a qualified third party accounting firm to assist in the review of complex non-routine transactions. We have implemented additional review procedures in the preparation of the Company's financial statements and we continue to schedule members of our accounting staff for continuing professional education.

Based on these changes, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures to determine their effectiveness (as defined in Rule 13a-15(e) under the Securities Act, as amended) as of December 31, 2007.  Based on that evaluation and the changes that we have discussed above, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report our disclosure controls and procedures were effective

71

Item 8B. Other Information.

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

On November 21, 2007, J.H. Cohn LLP informed the Audit Committee of the Board of Directors (the "Audit Committee") of Pipeline Data Inc. (the "Company") that it had resigned as the Company's independent registered public accounting firm. J.H. Cohn LLP had been engaged as our independent registered public accounting firm on July 17, 2007 and had performed review procedures in connection with our unaudited condensed consolidated financial statements included in our reports on Form 10-QSB for the quarterly periods ended June 30, 2007 and September 30, 2007, but it never audited any of our consolidated financial statements.

During the fiscal quarters ended June 30, 2007 and September 30, 2007 and for the interim period through November 21, 2007, the date the Company's engagement of J.H. Cohn LLP ended, there were no disagreements with J.H. Cohn LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to J.H. Cohn LLP's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports to the Audit Committee.

During the fiscal quarters ended June 30, 2007 and September 30, 2007 and for the interim period through November 21, 2007, the date the Company's engagement of J.H. Cohn LLP ended, J.H. Cohn LLP did not advise the Company of any reportable events under Item 304(a)(1)(v) of Regulation S-K promulgated under the Securities Exchange Act of 1934 other than as follows: In connection with its review procedures related to our unaudited condensed consolidated financial statements included in our report on Form 10-QSB for the quarterly periods ended June 30, 2007, J.H. Cohn LLP advised the Company's management and the Audit Committee that certain common stock issued by the Company that was subject to a repurchase obligation that had previously been classified in our financial statements as permanent equity should have been classified as temporary equity, and thus, that we did not have the internal controls necessary to develop reliable financial statements.

On January 4, 2008, the Audit Committee of the Company's Board engaged Drakeford & Drakeford, LLC as the Company's independent registered public accounting firm. Drakeford & Drakeford, LLC served as the Company's independent registered public accounting firm during the fiscal years ended December 31, 2002, December 31, 2003, December 31, 2004, December 31, 2005 and December 30, 2006 and for the interim period through July 17, 2007. From July 17, 2007 to November 21, 2007 the Audit Committee of the Company's Board engaged J.H. Cohn LLP. During the fiscal quarters ended June 30, 2007 and September 30, 2007 and for the interim period through, the date the Company's engagement of J.H. Cohn ended and the Company's engagement of Drakeford & Drakeford commenced, neither the Company nor anyone acting on the Company's behalf consulted Drakeford & Drakeford regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed (other than to discuss issues related to J.H. Cohn LLP's advice to the Company's management and the Audit Committee that certain common stock issued by the Company that was subject to a repurchase obligation that had previously been classified in our financial statements as permanent equity and should have been classified as temporary equity); or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company by Drakeford & Drakeford that Drakeford & Drakeford concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issues; or (ii) any matter that was either the subject of a "disagreement" or "event," as those terms are described in Item 304(a)(1)(iv) and (v) of Regulation S-K.

72

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance

The information required by this Item 9 is incorporated herein by reference from the section captioned "Corporate Governance", "Our Management Team," and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive proxy statement for the 2008 annual meeting of stockholders to be filed not later than April 30, 2008 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "2007 Proxy Statement").

Item 10. Executive Compensation

The information required by this Item 10 is incorporated by reference from the section captioned "Executive Compensation" of the 2008 Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item 11 is incorporated by reference from the section captioned "Stock Ownership Information" of the 2008 Proxy Statement

Item 12. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 12 is incorporated by reference from the section captioned "Certain Relationships and Related Party Transactions" of the 2008 Proxy Statement.

Item 13. Exhibits

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed to Pipeline Data Inc for the years ended December 31, 2006 and 2007, by Drakeford & Drakeford, LLC.

	2007		2006
Audit Fees	$87,000	(a)	$134,440	(a)
Audit Related Fees	0		0
Tax Fees	0		5,800
All Other Fees	0		62,000	(c)
	$87,000		$202,240

The following table sets forth the aggregate fees billed to Pipeline Data Inc for the year ended December 31, 2007, by J.H. Cohn, LLP.

	2007
Audit Fees	$67,720	(b)
Audit Related Fees	0
Tax Fees	0
All Other Fees	1,100
	$68,820

(a)

Comprised of fees for financial statement audit and review of financial statements included in our Form 10-KSB annual report and Form 10-QSB quarterly report, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(b)

Comprised of fees for financial statement audit and review of financial statements included in our Form 10-QSB quarterly reports, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(c)	For the year ended December 31, 2006, fees in the amount of $62,000 were billed for audits and due diligence work related to the acquisitions of Paynet Systems, Inc and Valadata, Inc.

73

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

Date: March 28, 2008

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in their capacities as directors and on the dates indicated.

/s/ JACK RUBINSTEIN		Director
JACK RUBINSTEIN	March 28, 2008

/s/ KEVIN WELLER		Director
KEVIN WELLER	March 28, 2008

/s/ MACALLISTER SMITH		Director
MACALLISTER SMITH	March 28, 2008

/s/ JOHN M REEDER		Director
JOHN M REEDER	March 28, 2008

/s/ HAROLD DENTON		Director
HAROLD DENTON	March 28, 2008

/s/ MICHAEL GREENBURG		Director
MICHAEL GREENBURG	March 28, 2008

/s/ LARRY GOLDSTEIN	________________________________	Director
LARRY GOLDSTEIN	March 28, 2008

Exhibit 31.1

CERTIFICATIONS

I, MacAllister Smith, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Pipeline Data Inc;

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

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles

c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation (the "Evaluation Date"); and

d)

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

March 28, 2008

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

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles

c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation (the "Evaluation Date"); and

d)

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

March 28, 2008

By:	/s/ Donald Gruneisen
Name:	Donald Gruneisen
Title:	Chief Financial Officer

Exhibit 32

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Pipeline Data Inc., a Delaware corporation (the "Company"), on Form 10-KSBA for the quarter ended December 31, 2005, as filed with the Securities and Exchange Commission (the "Report"), MacAllister Smith, Chief Executive Officer of the Company and Donald Gruneisen, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge:

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

Date: March 28, 2008

[A signed original of this written statement required by Section 906 has been provided to Pipeline Data Inc. and will be retained by Pipeline Data Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]

74