Form 10-Q
period 2008-03-31
PIPELINE DATA INC
filed 2008-05-15
CIK 1086533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

PIPELINE DATA INC

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarter ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer
Non-accelerated filer ☐	(Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at May 13, 2008
Common Stock, $0.001 par value	49,773,603

PIPELINE DATA INC.

March 31, 2008 QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

ITEM 4T	CONTROLS AND PROCEDURES

PART II	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

ITEM 4	SUMBISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5	OTHER INFORMATION

ITEM 6	EXHIBITS

SIGNATURES

PART I

ITEM 1. FINANCIAL STATEMENTS

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007	F-3 – F-4

Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 (unaudited)	F-5

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 (unaudited)	F-6 – F-7

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-8 - F-24

PIPELINE DATA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 242,450	$ 995,238
Accounts receivable, net	2,324,454	2,645,825
Interest receivable	16,280	-
Inventory	112,319	91,697
Prepaid expenses and other current assets	132,976	96,032
Note receivable	1,009,781	145,408

Total current assets	3,838,260	3,974,200

PROPERTY AND EQUIPMENT, net	1,488,291	1,395,226

OTHER ASSETS
Restricted cash	664,375	976,228
Merchant portfolios, residual rights and other intangibles, net	12,877,001	13,569,381
Debt issuance costs	831,956	924,396
Deferred customer acquisition costs, net	541,683	482,856
Notes receivable, net	750,000	746,454
Deferred acquisition costs and other assets	1,502,132	714,382
Goodwill and other intangibles with indefinite lives	43,458,990	43,458,990

Total other assets	60,626,137	60,872,687

TOTAL ASSETS	$ 65,952,688	$ 66,242,113

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$ 1,341,908	$ 754,843
Accrued expenses	1,462,422	1,539,670
Notes payable	179,313	192,070
Capital lease obligations	78,435	84,173
Accrued acquisition costs	579,911	579,911
Merchant deposits and loss reserve	816,906	751,833

Total current liabilities	4,458,895	3,902,500

LONG-TERM LIABILITIES
Notes payable-senior secured convertible	31,023,792	30,358,148
Capital lease obligations	60,751	79,892
Deferred rent on operating lease	39,872	41,259
Deferred tax liabilities, net	968,314	1,361,700

Total long-term liabilities	32,092,729	31,840,999

Total liabilities	36,551,624	35,743,499

COMMITMENTS AND CONTINGENCIES
TEMPORARY EQUITY
Common stock subject to put obligations, 9,398,058 shares	14,085,527	13,485,527
Total temporary equity	14,085,527	13,485,527

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 5,000,000 shares authorized,
no shares issued or outstanding at March 31, 2008 and December 31, 2007	-	-
Common stock, $.001 par value: 150,000,000 shares authorized,
40,465,545 shares issued at March 31, 2008 and December 31, 2007	40,466	40,471
Additional paid-in capital	22,935,889	23,471,652
Accumulated deficit	(7,587,558)	(6,425,776)
Less: 90,000 shares of treasury stock, at cost, at March 31, 2008 and December 31, 2007	(73,260)	(73,260)

Total stockholders’ equity	15,315,537	17,013,087

TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY	$ 65,952,688	$ 66,242,113

The accompanying notes are an integral part of these financial statements.

PIPELINE DATA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

Three months ended March 31, 2008	Three months ended March 31, 2007

Revenue	$ 11,410,417	$ 11,855,891

Interchange	5,286,664	5,510,835
Cost of services sold	1,739,378	2,352,909
Cost of goods sold	78,398	83,123

Total cost of services and goods sold	7,104,440	7,946,867

Gross profit	4,305,977	3,909,024

Operating expenses
Salaries and payroll cost	1,849,555	1,627,614
Selling, general and administrative	1,592,402	1,190,726
Customer acquisition cost amortization	158,117	100,177
Depreciation	73,266	57,572
Amortization	728,182	697,277

Total operating expenses	4,401,522	3,673,366

Income (loss) from operations	(95,545)	235,658

Other income and expenses
Interest and other income	24,778	56,763
Interest expense	(1,535,975)	(1,637,769)

Total other expenses	(1,511,197)	(1,581,006)

(Loss) before income taxes	(1,606,742)	(1,345,348)

Income tax benefit	(444,960)	(246,939)

Net loss attributable to common equity holders prior to deemed dividend	(1,161,782)	(1,098,409)

Deemed dividend on common stock subject to put obligation	(600,000)	-

Net (loss) after deemed dividend	$ (1,761,782)	$ (1,098,409)

Basic and diluted (loss) per share attributable to common equity holders:	$ (0.02)	$ (0.02)

Basic and diluted (loss) per share after deemed dividend:	$ (0.04)	$ (0.02)

Weighted average number of common shares outstanding-basic and diluted:	49,773,603	48,083,757

The accompanying notes are an integral part of these financial statements.

PIPELINE DATA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	For the three months ended March 31, 2008	For the three months ended March 31, 2007

OPERATING ACTIVITIES:
Net (loss)	$ (1,161,782)	$ (1,098,409)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	801,448	754,849
Amortization of deferred account acquisition costs	158,117	100,177
Stock based compensation	64,766	108,492
Amortization of debt issuance cost	92,440	92,440
Amortization of discount on long-term debt	665,644	665,644
Deferred taxes, net	(444,960)	(246,939)
Imputed interest income	(3,547)	(10,640)
Allowance for chargebacks and losses	(5,300)	(29,707)
Gain on disposal of asset	(1,996)

Changes in operating assets and liabilities:
Accounts receivable	326,671	762,871
Interest receivable	(16,280)	7,778
Inventory	(20,622)	7,548
Prepaid expenses and other assets	(36,313)	(67,205)
Deferred account acquisition costs	(216,944)	(166,399)
Deposits and restricted cash	312,087	(64,056)
Accounts payable and accrued expenses	561,390	144,796
Merchant deposits	65,073	81,726
Accrued rent	(1,388)	19,187

Net cash provided by operating activities	1,138,504	1,062,153

INVESTING ACTIVITIES:
Capital expenditures	(190,136)	(156,265)
Merchant portfolio, residual rights and other intangibles purchase	(10,000)	(150,000)
Notes receivable	(864,373)	300,000
Deferred acquisition costs	(788,615)	(30,000)
Change in restricted cash	-	(137,202)

Net cash used in investing activities	(1,853,124)	(173,467)

FINANCING ACTIVITIES:
Debt service payments	(12,757)	-
Warrants and stock option exercise	-	2,763
Retirement of restricted stock units	(533)	-
Lease obligation payments	(24,878)	(26,750)

Net cash used in financing activities	(38,168)	(23,987)

Net increase (decrease) in cash and cash equivalents	(752,788)	864,699
Cash and cash equivalents, beginning of period	995,238	2,770,494
Cash and cash equivalents, end of period	$ 242,450	$ 3,635,193

Supplemental disclosures:
Cash paid during the period for:
Interest	$ 767,794	$ 763,869

Non cash investing and financing activities:

Capital expenditures from lease prepayments and proceeds from lease financing	-	$ 126,232
Deemed dividend on common stock subject to put obligation	$600,000	-

The accompanying notes are an integral part of these financial statements

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2008

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

Basis of Financial Statement Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of March 31, 2008, and the consolidated results of operations for the three months ended March 31, 2008 and 2007, and cash flows for the three months ended March 31, 2008 and 2007. These results have been determined on the basis of accounting principles generally accepted in the United States and applied consistently as those used in the preparation of the Company's 2007 Annual Report on Form 10-KSB.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 2007 Annual Report on Form 10-KSB.

At March 31, 2008, the Company had a cash balance of $0.2 million compared to $1 million at December 31, 2007. Cash flow from operations may not be sufficient over the next twelve months to fund operating and debt obligations. Over the next twelve months, the Company has a contingent cash payment to the former shareholders of Charge.com, Inc. Pursuant to the Charge.com acquisition, the former Charge.com shareholders (the "Charge Shareholders") have the right to sell up to 9,398,058 shares of Pipeline common stock back to Pipeline at a price of $1.5206 per share. The former shareholders must notify the Company of their decision between May 1, 2008 and 5:00 p.m. (Eastern Daylight Time) on June 30, 2008 (the "Put Right"). The Company has an equal call right on these shares. If a Charge Shareholder exercises his Put Right, the Company must purchase the shares by no later than July 1, 2008 at the purchase price, plus interest at an annual rate of 18% accruing from May 1, 2008. If the Charge Shareholders exercised their Put Right we would need debt and/or equity financing to meet this obligation. Management believes, but cannot assure that acquiring such financing is achievable. If financing could not be raised, we would attempt to re-negotiate the Put Right, reduce our operating expenses and capital expenditures or liquidate certain assets to pay this obligation.

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

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2008

NOTE A – ORGANIZATION AND OPERATIONS (CONTINUED)

Use of Estimates (continued)

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

Accounts Receivable, net

The Company uses the allowance method to account for uncollectible accounts receivable. We maintain allowances for the estimated losses from doubtful accounts which result when our customers are unable to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional general and administrative expense in the period such determination was made. Accounts receivable are presented net of an allowance for doubtful accounts of $7,500 as of March 31, 2008 and $12,800 as of December 31, 2007.

Inventories

Inventories consist of point-of-sale terminal equipment held for sale to merchants, resellers and distributors. Inventories are valued at the lower of cost or market price. Cost is arrived at using the first-in, first-out method. Market price is estimated based on current sales of equipment.

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2008

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method for financial reporting purposes and primarily accelerated methods for tax purposes. For financial reporting purposes, equipment is depreciated over five to seven years. Leasehold improvements and property acquired under capital leases are amortized over the useful life of the asset or the lease term, whichever is shorter. Depreciation expenses for property and equipment for the three months ended March 31, 2008 and March 31, 2007 was $73,266 and $ 57,572, respectively.

Repairs and maintenance are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized.

Computer Software

Computer software includes the fair value of software acquired in business combinations, purchased software and capitalized software development costs. Purchased software is recorded at cost and amortized using the straight-line method over a three to five year period and software acquired in business combinations is recorded at its fair value and amortized using straight-line method over their estimated useful lives, ranging from three to five years.

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

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2008

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting for Goodwill and Intangible Assets (continued)

We estimate for accounting purposes the useful life of our merchant portfolios and residual rights purchases to be seven years. The amortization expense represents a recognition and estimated allocation of the initial cost of the acquired merchant portfolios and residual rights as a non-cash expense against the income generated by these assets.

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

Merchant Deposits and Loss Reserves

The Company follows the Financial Accounting Standards Board Interpretation No. 45: Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45") requires all guarantees be recorded at their fair value at inception. We believe our potential liability for the full amount of the operating losses is a guarantee under FIN 45. We estimate the fair value of these guarantees by adding a fair value margin to our estimate of losses. This estimate of losses is comprised of known losses and a projection of future losses based on a percentage of direct merchant credit card and debit card sales volumes processed. Disputes between a cardholder and a merchant periodically arise due to the cardholder's dissatisfaction with merchandise quality or the merchant's service, and the disputes may not always be resolved in the merchant's favor. In some of these cases, the transaction is ''charged back'' to the merchant and the purchase price is refunded to the cardholder by the credit card-issuing institution. If the merchant is unable to fund the refund, the Company is liable for the full amount of the transaction. The Company maintains deposits from certain merchants as an offset to potential contingent liabilities that are the responsibility of such merchants. Additionally, the Company has a recovery team that is responsible for collecting "charge backs". The Company evaluates its ultimate risk and records an estimate of potential loss for chargebacks related to merchant fraud based upon an assessment of actual historical fraud loss rates compared to recent processing volume levels. The Company believes that the liability recorded as loss reserves approximates fair value.

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

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2008

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Financial Instruments (continued)

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

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2008

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Advertising

The Company expenses advertising costs as they are incurred.

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

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The adoption of FAS 157 did not have a material effect on the Company’s Consolidated Financial Statements.

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2008

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New accounting pronouncements (continued)

In February 2007, the Financial Accounting Standards Board issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 applies to all entities, including not-for-profit organizations. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This statement is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. The adoption of FAS 159 did not have a material effect on the Company’s Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements.” The statement clarifies the definition of a non-controlling (or minority) interest and requires that non-controlling interests in subsidiaries be reported as a component of equity in the consolidated statement of financial position and requires that earnings attributed to the non-controlling interests be reported as part of consolidated earnings and not as a separate component of income or expense. However, it will also require expanded disclosures of the attribution of consolidated earnings to the controlling and non-controlling interests on the face of the consolidated income statement. SFAS No. 160 will require that changes in a parent’s controlling ownership interest, that do not result in a loss of control of the subsidiary, are accounted for as equity transactions among shareholders in the consolidated entity therefore resulting in no gain or loss recognition in the income statement. Only when a subsidiary is deconsolidated will a parent recognize a gain or loss in net income. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, and will be applied prospectively except for the presentation and disclosure requirements that will be applied retrospectively for all periods presented. The Company is currently evaluating the impact of SFAS No. 160 to its financial position and results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the provisions of SFAS No. 161 to have a material impact on our consolidated financial statements.

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 ("SAB 110") to permit entities, under certain circumstances to continue to use the "simplified" method, in developing estimates of expected term of "plain-vanilla" share options in accordance with Statement of Financial Accounting Standards No. 123R Share-Based Payment. SAB 110 amended SAB 107 to permit the use of the "simplified" method beyond December 31, 2007.  The Company believes that the adoption of  SAB 110 will not have a material impact  on its consolidated financial statements.

NOTE C– NOTE RECEIVABLE

As of March 31, 2008 notes receivable consisted primarily of unsecured demand notes issued to Innovative Resource Alliance in the amount of $982,000. The notes accrue interest at the rate of 10% per year.

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2008

NOTE D– DEFERRED CUSTOMER ACQUISITION COSTS, NET

A summary of the activity in deferred customer acquisition costs, net for the three months ended March 31, 2008 is a follows:

Deferred customer acquisition costs, net balance as of December 31, 2007	$482,856
Deferred customer acquisition costs capitalized	216,944
Deferred customer acquisition costs amortized	(158,117)
Deferred customer acquisition costs, net balance as of March 31, 2008	$541,683

NOTE E- MERCHANT PORTFOLIOS, RESIDUAL RIGHTS AND OTHER INTANGIBLES, NET

The changes to the merchant portfolio, residual rights and other intangibles balance during the three months ended March 31, 2008 are as follows:

Merchant portfolios, residual rights and other intangibles balance as of December 31, 2007	$13,569,381
Merchant portfolios, residual rights and other intangibles acquired	10,000
Merchant portfolios, residual rights and other intangibles amortized	(702,380)
Merchant portfolios, residual rights and other intangibles balance as of March 31, 2008	$12,877,001

NOTE F – GOODWILL AND OTHER INTANGIBLES WITH INDEFINITE LIVES

There were no changes to the goodwill and other intangibles with indefinite lives balance during the three months ended March 31, 2008:

Goodwill and other intangibles with indefinite lives balance as of December 31, 2007	$43,458,990
Goodwill and other intangibles with indefinite lives acquired	-
Goodwill and other intangibles with indefinite lives amortized or impaired	-
Goodwill and other intangibles with indefinite lives balance as of March 31, 2008	$43,458,990

NOTE G – SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS

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

Interest accrues at 8% per annum on the outstanding principal amount and is payable on the first day of each calendar quarter, starting October 1, 2006. Noteholders may convert their notes into common stock of the Company at a fixed conversion rate of $1.30 per share. Conversions are subject to a restriction limiting the noteholder to holding a maximum of 4.9% of the Company’s common stock currently outstanding immediately after giving effect to the conversion. The notes also contain standard anti-dilution provisions.

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2008

NOTE G – SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS (CONTINUED)

Debt/Financing: (continued)

The Company has the option, at any time, to redeem up to 25% of the original Debenture principal amount, in cash, in an amount equal to the sum of (i) 115% of the principal amount of the Debenture outstanding, plus accrued and unpaid interest , if on or prior to June 29, 2008 and the sum of (ii) 110% of the principal amount of the Debenture outstanding, plus accrued and unpaid interest through maturity. The note is convertible at the sole discretion of the holders unless value of the common stock exceeds 250% of the conversion price for 20 consecutive days. The Company may then cause the holder to convert all or part of the then outstanding principal, up to 25% of the average trading volume. Any converted shares are not puttable back to the Company by the Holder.

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

The Company has entered into a Registration Rights Agreement with each of the Holders of our convertible notes and warrants issued in connection with Centrecourt Financing to register the underlying common stock thereunder. The Registration Rights Agreement provides that we would file a registration statement with the SEC within 45 days of June 29, 2006. The Registration Rights Agreement requires us to register an amount of common stock equal to 125% of the Registrable Securities which as defined under the Registration Rights Agreement includes the shares of our common stock issuable upon the conversion of the convertible note and the exercise of the warrants to purchase 11,100,000 shares of common stock at $1.40 per share, or an aggregate of 39,561,538 shares. The Company is required to keep the Registration Statement continuously effective until all Registrable Securities have been sold.

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

A Registration Statement for 11,100,000 shares of common stock underlying warrants at $1.40 and 10,000,000 shares of common stock underlying convertible promissory note at $1.30 per share was deemed effective December 6, 2006.  Pursuant to the Securities and Exchange Commission’s industry-wide interpretation of Rule 415, affecting all registrants, the Company registered all shares that were possible to be registered under Rule 415. The Company is required to register the remaining 18,461,538 shares of our common stock underlying the convertible note as well as an additional 25% of the aggregate shares registered pursuant to our registration rights agreement and will continue to act with due diligence to register these shares when allowed by the Securities and Exchange Commission. Effectiveness of these additional registrations is subject to the approval of the Securities and Exchange Commission.  Management believes that it has complied with the registration agreement and it was impossible to register more shares due to the interpretation of Rule 415. However, if the Company was deemed responsible for penalties, the maximum penalty assessable could be $6.5 million. On a separate matter, the Company has accrued an interest expense, estimated at $346,000, related to the initial late filing of the registration statement pending any settlement.

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2008

NOTE G – SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS (CONTINUED)

Debt/Financing: (continued)

Long-term debt as of March 31, 2008 and December 31, 2007 consists of the following:

	March 31,	December 31,
	2008	2007
Deferred rent on operating leases	$39,872	$41,259
Other promissory notes and capital leases	139,186	164,065
Senior secured, interest payable at 8.00% due June 29, 2010, convertible at $1.30 per share	37,000,000	37,000,000
	37,179,058	37,205,324
Less current portion	(78,435)	(84,173)
Unamortized discount on long-term debt of beneficial conversion feature and warrants	(5,976,208)	(6,641,852)
Long-term debt, excluding current portion	$31,124,415	$30,479,299

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

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2008

NOTE H- COMMITMENTS AND CONTINGENCIES

Valadata, Inc contingent payment

On July 11, 2006, we acquired Valadata, Inc., a retail merchant credit card processing provider catering primarily to the restaurant industry. We also acquired a separate retail portfolio. The purchase price for Valadata was $5.4 million in cash and an additional $1.5 million over the next two years, subject to performance milestones. The purchase price for the separate retail portfolio was $500,000. The Company determined that the performance milestones were not met as of July 11, 2007 and that no further obligation exists to the former shareholders of Valadata, Inc. However, we did calculate the residuals of the underlying seller agents of Valadata and made milestone payments to all agents who reached their performance milestones. The former shareholders of Valadata, Inc. disagree with our determination. In October 2007, L60, Inc. (comprised of former Valadata shareholders) filed suit against Pipeline Data, Inc. in Maricopa County Superior Court. In its complaint, L60 alleges that Pipeline and Valadata breached certain agreements made in connection with Pipeline’s acquisition of Valadata, and seeks around $1.5M, plus attorneys’ fees and costs. Pipeline vigorously disputes the claims, has filed an answer denying any liability and has countersued plaintiff and various related parties for, among other things, breach of contract and tortious interference with contractual relationships. Pipeline’s counterclaims seek compensatory and punitive damages, as well as attorneys’ fees. In February of 2008, the Court dismissed Pipeline’s tort claims without prejudice to the extent they are grounded in their contracts with L60, but their contract claims against L60 and its principals remain, as well as a claim for tortious interference against a third party. The case is now proceeding to discovery.

Iroquois Master Fund, Ltd Suit

On June 29, 2006, the Company entered into a $37 million convertible debt financing with a group of institutional investors. Under the terms of agreement, the Company issued convertible notes that accrue interest at a rate of 8% per annum, payable quarterly in arrears beginning on October 2, 2006. A member of the lending group which loaned our Company $1,000,000 is Iroquois Master Fund Ltd. On April 10, 2007, Iroquois Master Fund provided our Company a written default notice stating that the Company had failed to pay interest on their note and provided us their wire details. Immediately upon receipt of the wire details, the Company made full payment of the interest due. The Company’s position is that there was miscommunication of payment details and a good faith attempt on the Company’s part to communicate this to Iroquois Master Fund. The Company’s position is after payment of interest, management believed in good faith that the matter was addressed to the satisfaction of both parties On April 20, 2007; the Company received a second default notice seeking penalties and stating their rights under default. The Company promptly paid the $3,406 penalty to the account provided. The lenders’ rights under default are the payment of 125% of the principal amount due plus interest and penalties. Iroquois Master Fund has filed suit against the Company on June 19, 2007 in the Supreme Court of the State of New York County of New York for breach of contract. The Company firmly believes that it has acted in good faith and plaintiff’s claim is without merit. The Company has retained counsel and will vigorously defend this action. The case citation is Iroquois Master Fund, Ltd. v. Pipeline Data, Inc., Index No. 602059/2007, Supreme Court of the State of New York, County of New York. While the case is still pending, the Company and Iroquois Master Fund, Ltd. have postponed further filings.

Garner Gifts contingent payment

Our payment processor First Data Merchant Services Corporation informed us of suspected fraudulent activity by a merchant that could result in a loss of approximately $150,000. We believed that such loss should be paid by First Data Merchant Services Corporation pursuant to their indemnification requirements in the ISO Services and Marketing Agreement, as amended, between our companies. They disagreed. We filed suit against them on October 29, 2007. The case citation is Pipeline Data, Inc. v. First Data Merchant Services Corporation, Garner Gifts, and Delayna Garner, United States District Court for the Eastern District of New York. We settled this action in February 2008 with First Data Merchant Services Corporation and they returned approximately $100,000 to our account.

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2008

NOTE H- COMMITMENTS AND CONTINGENCIES (CONTINUED)

Merchant portfolio residual rights acquisition

On February 1, 2006 we acquired a merchant portfolio requiring an additional payment in shares of common stock. This will result in the issuance of 483,259 additional shares of stock with an aggregate fair value of $579,911 determined by the quoted market price of $1.20 per agreement.

Under the terms of certain processing services agreements, we could be required to purchase merchant account residual payments at a value of approximately $3.2 million if the sales agent exercises that right.

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

NOTE I – TEMPORARY EQUITY

Common shares subject to put obligation

Between March 4, 2008 and April 30, 2008, the former shareholders of Charge.com had the right to put to the Company up to 9,398,058 shares of Company common stock at a per share price of $1.4763 per share or $13,874,353 plus interest at the annual rate of 18% accruing from March 4, 2008 until paid.  The former shareholders of Charge.com decided not to exercise their Put Right in consideration of a higher per share purchase price and a later opportunity to exercise their Put Right.  On April 30, 2008, the parties amended the Agreement and Plan of Merger dated as of December 19, 2005 to provide the former shareholders of Charge.com, Inc the right, between May 1, 2008 and 5:00 PM (Eastern Daylight Savings Time) June 30, 2008, to require the Company to repurchase up to 9,398,058 shares of Company common stock at a price of $1.5206 per share. If a former shareholder exercises its Put Right, the Company must purchase the shares by no later than July 1, 2008 at the purchase price, plus interest at an annual rate of 18% from May 1, 2008.   The Company has reviewed this arrangement under the terms of Topic No. D-98: "Classification and Measurement of Redeemable Securities" and consider this application to require that the shares be considered temporary equity and classified as common shares subject to put obligations.  The provisions of this agreement will be assessed at each balance sheet date to determine if the agreement is no longer conditional.

The Company has a Call Right until no later than June 30, 2008 to purchase some or all of the former shareholders' stock at $1.5206 per share, plus interest at an annual rate of 18% from May 1, 2008. Management believes it has a number of solutions to address this upcoming deadline.

The increase in temporary equity during the three months ended March 31, 2008 is attributable to the January 3, 2008 and March 4, 2008 amendments which increase the redemption value of the stock.  This deemed dividend is offset by a charge to additional paid in capital.

[remainder of page intentionally left blank]

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2008

NOTE J – EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period. Earnings available to common shareholders are the same as reported net income(loss) for all periods presented.

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

	Three months ended March 31, 2008	Three months ended March 31, 2007
Net loss attributable to common equity holders for purposes of computing basic and diluted earnings per share	$(1,161,782)	$(1,098,409)
Less: Deemed dividend on common stock subject to put obligation	(600,000)	-
Net loss for purposes of computing basic and diluted earnings per share	$(1,761,782)	$(1,098,409)
Weighted average shares outstanding – basic and diluted	49,773,603	48,083,757
Basic and diluted (loss) per common share attributable to common equity holders:	$(0.02)	$(0.02)
Basic and diluted (loss) per common share after deemed dividend:	$(0.04)	$(0.02)

Each of (i) stock options to purchase 10,836,554 shares of common stock, (ii) warrants to purchase 15,285,714 shares of common stock and (iii) senior secured debt convertible into 28,461,538 shares of common stock, all outstanding as of March 31, 2008 were potentially dilutive and were not included within earnings per share. To do so would have been anti-dilutive for the three months ended March 31, 2008.

NOTE K-ADVERTISING

The Company expenses advertising costs as they are incurred. Advertising expenses for the three months ended March 31, 2008 and 2007 were $271,686 and $219,154 respectively.

NOTE L - PENSION PLAN-DEFINED CONTRIBUTION

During the third quarter of 2006, the Company adopted a Simple IRA Plan. Under this plan the Company matched employee contributions up to one percent of eligible compensation. The Company matched contribution was increased to three percent as of January 1, 2008. The amount recognized as an expense during the three months ended March 31, 2008 and 2007 was $25,325 and $9,118, respectively.

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2008

NOTE M- STOCK OPTIONS AND WARRANTS

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

The total share based payments included in wages and selling, general and administrative expenses was $64,766 and $108,492 for the three months ended March 31, 2008 and 2007, respectively.

The Company estimates the grant date fair value of the stock options it issues using a Black-Scholes valuation model. The Company determines an expected volatility assumption by referencing the average volatility experienced by six of its public company peers. The Company used an average of a peer group because it does not have sufficient historical volatility data related to market trading of its own common stock. The Company estimates the expected life of a stock option based on the simplified method for “plain-vanilla” stock options as provided by the Staff of the SEC in Staff Accounting Bulletin 107 as amended by Staff Accounting Bulletin 110. The simplified method is used because, at this point, the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns. The Company’s dividend yield assumption is based on actual dividends expected to be paid over the expected life of the stock option. The risk-free interest rate assumption for stock options granted is determined by using U.S. treasury rates of the same period as the expected option term of each stock option. The weighted-average fair value of options granted during the three months ended March 31, 2008 was $0.12

Assumptions utilized are shown as follow:

Three months ended
March 31, 2008
Expected volatility	38.4%
Expected life	2.5 yrs
Expected dividends	0
Risk-free interest rate	3.8%

As of March 31, 2008, the Company has reserved an aggregate of 10,836,554 shares of common stock pending the exercise of the options.

Stock option activity is summarized as follows:
	Options	Weighted –Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2007	10,716,554	$ 1.42	3.8	$ 664,322
Forfeited	-	-	-
Exercised	-	-	-
Issued	120,000	1.00	-
			-
Options outstanding, March 31, 2008	10,836,554	$ 1.42	3.6	$ 38,150
Options exercisable, March 31, 2008	8,483,301	$ 1.36	2.9	$ 38,150

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2008

NOTE M- STOCK OPTIONS AND WARRANTS (CONTINUED)

Stock-Based Compensation (continued)

There were no options exercised during the three months ended March 31, 2008.

A summary of the non-vested restricted stock unit activity for the three months ended March 31, 2008 is presented below.

Restricted Stock Units	Three months ended March 31, 2008	Weighted-Average Grant-Date Fair Value
	Number of Units

Non-vested at December 31. 2007	46,667	$0.96
Granted	-
Vested	(25,000)	$0.95
Forfeited	-
Non-vested at March 31, 2008	21,667	$0.97

NOTE N- INCOME TAXES

The Company provides for the tax effects of transactions reported in the financial statements. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of March 31, 2008, the Company had deferred tax assets of $1,781,446, deferred tax liabilities of $2,749,760, and no material current tax liability.

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

The tax benefit as a result of changes in deferred tax assets and liabilities was $444,960 and $246,939 for the three months ended March 31, 2008 and 2007, respectively.

Interest and penalties related to income taxes are classified as interest expense.

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2008

NOTE O – RELATED PARTY TRANSACTIONS

The office of Northern Merchant Services, Inc. is located in Brasher Falls, New York, and has an annual lease with Kevin and Nancy Weller, officers of the Company. A five year lease commenced on January 1, 2006 with monthly rental of $3,000.

The Company entered into a consulting services agreement with Capital Advisory Services in 2007. Our Chairman, Jack Rubinstein, is a partner of Capital Advisory Services. The total charged to operating expenses for the three months ended March 31, 2008 and 2007 was $40,000 and $20,000, respectively. $40,000 was payable to Capital Advisory Services at March 31, 2008 and $10,000 payable at December 31, 2007.

NOTE P - SUBSEQUENT EVENTS

COCARD® Acquisition

On April 23, 2008, the Company entered into a non-binding term sheet to purchase COCARD® Marketing Group LLC, ("COCARD"), formerly to be acquired as part of the Innovative Resource Alliance acquisition. COCARD, a Nashville, Tennessee-based merchant services provider, caters primarily to small and medium-sized retail accounts. COCARD currently services over 25,000 merchants. Pipeline would purchase COCARD for approximately $70 million in cash plus notes estimated to be in the amount of $10 million.

The Company is currently working with COCARD on a merger agreement between the parties. While the Company anticipates soon executing a merger agreement, it can provide no assurances that this will be accomplished. Originally, the COCARD acquisition was to be accomplished together with the acquisition of Innovative Resource Alliance ("IRA"). The parties have decided that COCARD and the Company will transact directly and that IRA will not be part of this transaction. A transaction with IRA will be considered at a later date.

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

•	The Nilson Report 2007, ranked Pipeline Data as the fifth fastest growing merchant acquirer during the year ended December 31, 2007.
•

In a recent publication on transaction processing, leading equity research firm, Raymond James Financial, reported that overall credit card transactions will grow domestically from an estimated 26.6 billon transactions in 2006 to 36.2 billion by 2010. Total credit card purchase volume will grow from $1.8 trillion in 2006 to $2.6 trillion by 2010, with average tickets increasing from $70.10 per transaction to $71.50 over the same period.

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

•	Pipeline is one of a limited number of companies to be deemed by Visa as both Cardholder Information Security Program (CISP) compliant and an authorized merchant payment processor.

•	Pipeline distinguishes itself from competitors by its VISA certification, its technology, its operating efficiencies and its marketing ability.

•	Pipeline's technology includes:

Online proprietary digital applications,
Proprietary shopping cart and gateway services,
Wireless cellular phone software to enable mobile card payment acceptance.

Overview – Financial and Operational Highlights – Three months ended March 31, 2008

Following are some financial and operational highlights that are further explained in the paragraphs that follow.

Gross Profit, which is defined as total revenue less interchange fees, cost of services sold and cost of goods sold, increased 10.2% to $ 4.3 million for the three months ended March 31, 2008 from $3.9 million during the three months ended March 31, 2007.

Cash flow from operations increased to $1,138,504 for the three months ended March 31, 2008 compared to $1,062,153 for the three months ended March 31, 2007.

Our processing volume for the three months ended March 31, 2008 was $334 million, an 11% decrease from the $376 million processed during the same period in 2007. This decrease is attributable to the termination of unprofitable accounts, evidenced by the disclosed increase in gross profit.

Net loss increased from $1.1 million to $1.2 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

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

Merchant Deposits and Loss Reserves

We follow the Financial Accounting Standards Board Interpretation No. 45: Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"), which requires all guarantees to be recorded at their fair value at inception. We believe our potential liability for the full amount of the operating losses discussed above is a guarantee under FIN 45. We estimate the fair value of these guarantees by adding a fair value margin to our estimate of losses. This estimate of losses is comprised of known losses and a projection of future losses based on a percentage of direct merchant credit card and debit card sales volumes processed. Disputes between a cardholder and a merchant periodically arise due to the cardholder's dissatisfaction with merchandise quality or the merchant's service, and the disputes may not always be resolved in the merchant's favor. In some of these cases, the transaction is ''charged back'' to the merchant and the purchase price is refunded to the cardholder by the credit card-issuing institution. If the merchant is unable to fund the refund, we are liable for the full amount of the transaction. We maintain deposits from certain merchants as an offset to potential contingent liabilities that are the responsibility of such merchants. At March 31, 2008 and December 31, 2007, we held merchant deposits totaling $597,000 and $538,000, respectively. Additionally, we have a recovery team that is responsible for collecting "charge backs". Our company evaluates its ultimate risk and records an estimate of potential loss for charge backs related to merchant fraud based upon an assessment of actual historical fraud loss rates compared to recent processing volume levels. At March 31, 2008 and December 31, 2007, our loss reserve totaled $220,000 and $214,000 respectively.

Deferred Customer Acquisition Costs

Deferred customer acquisition costs consist of up-front signing bonus payments made to sales personnel (our sales force), and cash payments made to external vendors resulting in the establishment of new merchant relationships. Deferred acquisition costs represent incremental, direct customer acquisition costs that are recoverable through future operations, contractual minimums, and/or penalties in the case of early termination. The deferred customer acquisition costs are amortized over the three-year term of the contract the merchant enters into with us. In the event the customer cancels the contract or ceases operations, we expense the un-amortized balance of deferred acquisition costs. Generally, the acceleration or expensing of any unamortized deferred acquisition cost is offset by a termination fee the company charges the customer for opting out of their contractual obligation. During the three months ended March 31, 2008, we incurred $0.9 million of customer acquisition related expenses, of which, $217,000 was capitalized. During the three months ended March 31, 2007, we incurred $.8 million of customer acquisition related expenses of which, $166,000 was capitalized. We amortized $158,000 and $100,000 of previously capitalized customer acquisition costs for the three months ended March 31, 2008 and 2007, respectively.

Management evaluates the deferred customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage quarter of origination, the active accounts against the original boarded accounts in relationship to the carrying amount of the deferred customer acquisition costs. Our deferred customer acquisition cost was approximately $542,000 and $483,000 as of March 31, 2008 and December 31, 2007, respectively.

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

Earnings per common share

Basic earnings per common share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period. Earnings available to common shareholders are the same as reported net income(loss) for all periods presented.

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

	Three months ended March 31, 2008	Three months ended March 31, 2007
Net loss attributable to common equity holders for purposes of computing basic and diluted earnings per share	$(1,161,782)	$(1,098,409)
Less: Deemed dividend on common stock subject to put obligation	(600,000)	-
Net loss for purposes of computing basic and diluted earnings per share	$(1,761,782)	$(1,098,409)
Weighted average shares outstanding – basic and diluted	49,773,603	48,083,757
Basic and diluted (loss) per common share attributable to common equity holders:	$(0.02)	$(0.02)
Basic and diluted (loss) per common share after deemed dividend:	$(0.04)	$(0.02)

 Results of Operations

Three months ended March 31, 2008 Compared to Three months ended March 31, 2007

The following table shows certain income statement data as a percentage of revenue for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 (in thousands of dollars):

	Three months ended March 31, 2008	% of Revenue	Three months ended March 31, 2007	% of Revenue	Change	% Change
Revenue	11,410	100%	11,858	100%	(448)	-3.8%
Interchange	5,287	46.3%	5,511	46.5%	(224)	-4.1%
Other cost of services/goods sold	1,817	15.9%	2,439	20.6%	(622)	-25.5%
Total costs of services and goods sold	7,104	62.3%	7,950	67.0%	(846)	-10.6%
Gross profit	4,306	37.7%	3,908	33.0%	398	10.2%
Salaries and payroll costs	1,850	16.2%	1,628	13.7%	222	13.6%
Other selling, general and administrative	1,592	14.0%	1,191	10.0%	401	33.7%
Customer acquisition cost amortization	158	1.4%	100	0.8%	58	58.0%
Depreciation and amortization	801	7.0%	755	6.4%	46	6.1%
Total operating expenses	4,401	38.6%	3,674	31.0%	727	19.8%
Income (loss) from operations	(95)	-0.8%	234	2.0%	(329)	-140.6%

Other income (expenses)	(1,511)	-13.2%	(1,581)	-13.3%	70	-4.4%
Income (loss) before income taxes	(1,606)	-14.1%	(1,347)	-11.4%	(259)	19.2%
Income tax benefit	(445)	-3.9%	(247)	-2.1%	(198)	80.2%
Net income (loss)	(1,161)	-10.2%	(1,100)	-9.3%	(61)	5.5%

Comparisons of three months ended March 31, 2008 and March 31, 2007

Revenues

Revenues decreased $0.4 million or 3.8% to $11.4 million for the three months ended March 31, 2008 from $11.8 million for the three months ended March 31, 2007. The decrease was primarily attributable to a reduction in overall transaction volume resulting in large measure from the removal of unprofitable accounts.

Interchange expenses

Interchange expenses decreased $0.2 million or 4.1% to $5.3 million for the three months ended March 31, 2008 from $5.5 million for the three months ended March 31, 2007. The decrease was primarily attributable to a decrease in processing volume to $ 334.5 million for the three months ended March 31, 2008 from $375.6 million for the three months ended March 31, 2007.

Other costs of goods and services sold

Other costs of goods and services sold decreased $0.6 million or 25.5% to $1.8 million for the three months ended March 31, 2008 as compared to $2.4 million for the three months ended March 31, 2007. This resulted from decrease in overall external processing costs which effectively increased our gross profit.

Gross Profit

Gross profit increased $0.4 million or 10.2% to $4.3 million for the three months ended March 31, 2008 from $3.9 million for the three months ended March 31, 2007.

Operating Expenses

Total operating expenses increased $0.7 million or 19.8% to $4.4 million for the three months ended March 31, 2008 from $3.7 million for the three months ended March 31, 2007. The increase in operating expense is attributable to the increase in personnel, sales and marketing and depreciation and amortization of assets. The major components of operating expense include;

•

Salaries and payroll related costs increased $222,000 or 13.6% to $1.8 million for the three months ended March 31, 2008 as compared to $1.6 million for the three months ended March 31, 2007. The increase was due primarily to preparation for our anticipated mergers which included commitments of additional personnel to manage higher levels of customer service as well as risk and underwriting associated with the pending acquisition transactions. 2008 salaries and payroll cost include share-based payments of $33,000 for the three months ended March 31, 2008.

•

Selling, general and administrative expenses increased $401,000 or 33.7% to $1.6 million for the three months ended March 31, 2008 as compared to $1.2 million for the three months ended March 31, 2007. A $28,000 increase was due primarily to a planned increase in our advertising and marketing efforts. We anticipate seeing the results of these expenditures to be represented in subsequent quarters. Additionally, we experienced an increased expense of $139,000, primarily attributable to merchant related collection expenses and an increase of $147,000 in one-time costs related to legal, auditing and other professional services. Selling, general and administrative expense for the three months ended March 31, 2008 includes $32,000 of share based payments.

•	Deferred customer acquisition cost amortization increased $58,000 or 58% to $158,000 for the three months ended March 31, 2008 as compared to $100,000 for the three months ended March 31, 2007.
•	Depreciation and amortization increased $46,000 or 6.1% to $801,000 for the three months ended March 31, 2008 as compared to $755,000 for the three months ended March 31, 2007.

Operating Income(loss)

Operating income decreased $329,000 to a loss of ($95,000) for the three months ended March 31, 2008 from $234,000 for the three months ended March 31, 2007. The decrease in operating income was primarily attributable to increased selling, general and administrative expenses related to initiatives in preparation for anticipated acquisitions. . Operating income as a percentage of gross revenue was -0.8% for the three months ended March 31, 2008 as compared to 2.0% for the three months ended March 31, 2007.

Other Expenses

Other expenses decreased $0.1 million to $1.5 million for the three months ended March 31, 2008 from $1.6 million for the three months ended March 31, 2007. Other expenses primarily consisted of $1.5 million related to interest expense for the three months ended March 31, 2008, which included cash interest and fees of $0.8 million and $0.8 million of non-cash interest related to the amortization of debt issuance costs and discount on long-term debt.

Income Tax

Income tax benefit increased to $ 445,000 for the three months ended March 31, 2008 from a tax benefit of $247,000 for the three months ended March 31, 2007. The increase was primarily due to changes in net deferred tax assets and deferred tax liability balances as of the end of the three months. The decrease in income before income taxes is due in part to the increase in other expenses as outlined above.

Net loss

As a result of the above factors, net loss increased from $(1.1) million for the three months ended March 31, 2007 to $(1.2) million for the three months ended March 31, 2008.

Balance Sheet Information

	March 31, 2008	December 31, 2007

Selected Balance Sheet Data	(in thousands)
Cash and cash equivalents	$242	$995
Other current assets	3,596	2,981
Property and equipment, net	1,488	1,395
Goodwill	43,459	43,459
Merchant portfolios, residual rights and other intangibles, net	12,877	13,569
Other assets	4,290	3,843
Total assets	$65,952	$66,242

Accounts payable and other current liabilities	$4,458	$3,902
Long-term debt and notes payable	32,093	31,841
Total liabilities	36,551	35,743
Total temporary equity	14,086	13,486
Total stockholders' equity	15,315	17,013
Total liabilities, temporary equity and stockholders' equity	$65,952	$66,242

March 31, 2008 Compared to December 31, 2007

Total assets decreased $290,000 or 0.4% to $65.9 million at March 31, 2008 from $66.2 million at December 31, 2007. The decrease was primarily attributable to amortization of intangible assets. Additionally, receivables, deferred acquisition and financing costs, restricted cash, and property and equipment expanded commensurate with business growth and acquisition plans. Cash and cash equivalents decreased by $0.8 million or 75.7%, as the result of cash flow from operations being less than cash flow used in financing and investing activities.

Receivables, which primarily result from merchant processing fees from our merchants during the processing month and the collections of those fees from our merchants at the beginning of the following month, as well as recognizing other revenue on an accrual basis and collecting the funds in the ensuing periods, decreased $0.3 million, or 12.2%, to $2.3 million at March 31, 2008 from $2.6 million at December 31, 2007. The decrease in receivables from merchants was primarily due to decreased processing volume.

Notes receivable included in other current assets increased $864,000 to $1.0 million as of March 31, 2008 compared to $145,000 as of December 31, 2007 primarily due to loans to Innovative Resource Alliance, Inc.

Property and equipment, net increased $93,000 to $1.5 million, or 6.7% as of March 31, 2008 from $1.4 million as of December 31, 2007, due to the continued build-out of our technology infrastructure, primarily for the hardware and software required for the expansion of the company's core operating platform and secure payment gateway.

Deferred acquisition costs and other assets increased $788,000 to $1.5 million as of March 31, 2008 compared to $714,000 as of December 31, 2007 as a result of costs associated with obtaining financing related to the acquisition of Innovative Resource Alliance and COCARD®.

Goodwill was unchanged and merchant portfolio, residual rights and other intangibles decreased a net amount of $692,000 or 5.1%, primarily from the amortization of those intangibles.

Total liabilities increased $0.8 million or 2.3% to $36.5 million at March 31, 2008 from $35.7 million at December 31, 2007.

Temporary equity of $14.1 million at March 31, 2008 increased $0.6 million from $13.5 million at December 31, 2007. The increase in temporary equity during the three months ended March 31, 2008 is attributable to the January 3, 2008 and March 4, 2008 amendments to the repurchase obligation or “Put Right” related to the Charge.com acquisition, which increased the redemption value of the stock by $600,000.  This deemed dividend is offset by a charge to additional paid in capital.

Total stockholders' equity decreased $1.7 million from December 31, 2007, primarily due net losses of $1.2 million and the increase in the value of the repurchase obligation of $600,000 related to the temporary equity which was charged to additional paid in capital during the three months ended March 31, 2008.

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

Liquidity and Capital Resources

	Three months ended March 31,
	2008	2007
Selected Statement of Cash Flows Data	(in thousands)
Cash flow from operations	$1,139	$1,062
Cash flow from investing activities	(1,853)	(173)
Cash flow from financing activities	(38)	(24)
Total change in cash	(752)	865

Cash balance, period end	$242	$3,635

At March 31, 2008, we had a cash balance of $0.2 million compared to $1.0 million at December 31, 2007. Cash flow from operations may not be sufficient over the next twelve months to fund operating and debt obligations. We may continue to need debt and/or equity financing to meet our obligations. Management believes, but can not assure that this is achievable. If such financing could not be raised, we would attempt to reduce our operating expenses and capital expenditures or liquidate certain assets to pay this obligation.

Contingent cash payments over the next 12 months are as follows. Pursuant to the Charge.com acquisition, the former Charge.com shareholders (the "Charge Shareholders") have the right to sell up to 9,398,058 shares of Pipeline common stock back to Pipeline at a price of $1.5206 per share. The former shareholders must notify Pipeline of their decision between May 1, 2008 and 5:00 p.m. (Eastern Daylight Time) on June 30, 2008 (the "Put Right"). If a Charge Shareholder exercise their Put Right, the Company must purchase the shares by no later than July 1, 2008 at the purchase price, plus interest at the annual rate of 18% from May 1, 2008. If the Charge Shareholders exercised their Put Right we would need debt and/or equity financing to meet this obligation. If such financing could not be raised, we would attempt to re-negotiate the Put Right or liquidate certain assets to pay this obligation.

Under the terms of certain processing services agreements, we could be required to purchase merchant account residual payments at a value of approximately $3.2 million if the sales agent exercises that right.

Pursuant to the Valadata acquisition, in the event certain milestones were reached by July 2007, we could have been required to pay the former Valadata shareholders up to an additional $782,631 and a subsequent installment of $782,631 in July 2008. The Company determined that the performance milestones were not met as of July 11, 2007 and that no further obligation exists to the former shareholders of Valadata, Inc. However, we did calculate the residuals of the underlying seller agents of Valadata and made milestone payments to all agents who reached their performance milestones. The former shareholders of Valadata, Inc. disagree with our determination. L60, the former stockholder of Valadata, alleges that Pipeline and Valadata breached certain agreements made in connection with Pipeline’s acquisition of Valadata, and seeks around $1.5M, plus attorneys’ fees and costs. Pipeline vigorously disputes the claims, have filed an answer denying any liability and have countersued plaintiff and various related parties for, among other things, breach of contract. The case is now proceeding to discovery.

.

Our cash requirements include cost of revenues, selling, general and administrative expenses, income taxes, debt service payments, financing commitment costs, capital expenditures, systems development and contingent payment on 2005 and 2006 business and portfolio acquisitions, including, Paynet Systems, World Products, and Charge.com. Our principal sources of funds are cash generated by operations and borrowings.

Cash Flow Provided by (Used by) Operating Activities

Net cash provided by operating activities was $1.1 million for the three months ended March 31, 2008, an increase of $76,000 from $1.0 million for the three months ended March 31, 2007. Cash interest expense consumed $768,000 for the three months ended March 31, 2008, an increase of $4,000 from $764,000 for the three months ended March 31, 2007. Additionally, sources of cash of $974,000 resulted from changes in net operating assets and liabilities.

Cash Flow Provided by (Used by) Investing Activities

Net cash used by investing activities was $1.9 million for the three months ended March 31, 2008 as compared to a use of $173,000 for the three months ended March 31, 2007.

$864,000 of funds were invested in notes receivable during the three months ended March 31, 2008 compared to $300,000 of funds provided from the repayment to us of outstanding notes receivable during the three months ended March 31, 2007. The increase in notes receivable was related to the pending acquisition of Innovative Resource Alliance. Deferred acquisition cost increased $789,000 during the three months ended March 31, 2008 compared to $30,000 for the three months ended March 31, 2007. These expenditures were composed of investment banking, commitment fees and due diligence costs related to the pending acquisition of Innovative Resource Alliance and COCARD®.

Total capital expenditures for the three months ended March 31, 2008 were $190,000 compared to $156,000 invested in the three months ended March 31, 2007. These expenditures were primarily related to the continued build-out of our technology infrastructure. We anticipate that these expenditures may increase as we further develop our technology.

Cash Flow Provided by (Used by) Financing Activities

Net cash used in financing activities was $38,000 for the three months ended March 31, 2008 as compared to $24,000 for the three months ended March 31, 2007.

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

(Amounts in thousands)	Three month period ended March 31
	2008	2007
Net (loss)	$(1,162)	$(1,098)
Interest expense	1,536	1,638
Income tax benefit	(445)	(247)
Depreciation and amortization	801	755
Amortization of customer acquisition costs	158	100
EBITDA	888	1,148
Stock-based compensation classified as salaries	33	57
Stock-based payments for services	32	51
Adjusted EBITDA	$953	$1,256

Off-Balance Sheet Arrangements

We have not entered into any transactions with third- parties or unconsolidated entities whereby we have financial guarantees, subordinated retained interest, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or other obligations.

New accounting pronouncements

In February 2007, the Financial Accounting Standards Board issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 applies to all entities, including not-for-profit organizations. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This statement is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. The adoption of FAS 159 did not have a material effect on the Company’s Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements.” The statement clarifies the definition of a non-controlling (or minority) interest and requires that non-controlling interests in subsidiaries be reported as a component of equity in the consolidated statement of financial position and requires that earnings attributed to the non-controlling interests be reported as part of consolidated earnings and not as a separate component of income or expense. However, it will also require expanded disclosures of the attribution of consolidated earnings to the controlling and non-controlling interests on the face of the consolidated income statement. SFAS No. 160 will require that changes in a parent’s controlling ownership interest, that do not result in a loss of control of the subsidiary, are accounted for as equity transactions among shareholders in the consolidated entity therefore resulting in no gain or loss recognition in the income statement. Only when a subsidiary is deconsolidated will a parent recognize a gain or loss in net income. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, and will be applied prospectively except for the presentation and disclosure requirements that will be applied retrospectively for all periods presented. The Company is currently evaluating the impact of SFAS No. 160 to its financial position and results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the provisions of SFAS No. 161 to have a material impact on our consolidated financial statements.

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 ("SAB 110") to permit entities, under certain circumstances to continue to use the "simplified" method, in developing estimates of expected term of "plain-vanilla" share options in accordance with Statement of Financial Accounting Standards No. 123R Share-Based Payment. SAB 110 amended SAB 107 to permit the use of the "simplified" method beyond December 31, 2007.  The Company believes that the adoption of SAB 110 will not have a material impact on its consolidated financial statements.

COCARD® Acquisition

On April 23, 2008, the Company entered into a non-binding term sheet to purchase COCARD® Marketing Group LLC, ("COCARD"), formerly to be acquired as part of the Innovative Resource Alliance acquisition. COCARD, a Nashville, Tennessee-based merchant services provider, caters primarily to small and medium-sized retail accounts. COCARD currently services over 25,000 merchants. Pipeline would purchase COCARD for approximately $70 million in cash plus notes estimated to be in the amount of $10 million.

The Company is currently working with COCARD on a merger agreement between the parties. While the Company anticipates soon executing a merger agreement, it can provide no assurances that this will be accomplished. Originally, the COCARD acquisition was to be accomplished together with the acquisition of Innovative Resource Alliance ("IRA"). The parties have decided that COCARD and the Company will transact directly and that IRA will not be part of this transaction. A transaction with IRA will be considered at a later date.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We transact business with merchants exclusively in the United States and receive payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

Our revenues and profits are marginally dependant on overall credit card transactions. Fluctuations in consumer spending within the United States will have a correlation on our revenues and profits.

Our interest expense is sensitive to changes in the general level of interest rates.  At March 31, 2008, $175,000 of our outstanding indebtedness was at variable interest rates based on LIBOR. A rise in LIBOR rates of one percentage point would result in additional annual interest expense of $1,750.

We do not hold derivative financial or commodity instruments, nor do we engage in any foreign currency denominated transactions, and all of our cash and cash equivalents are held in money market and checking funds.

ITEM 4T.	Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2008 the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in the internal control over financial reporting that occurred during the period ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Pipeline:

On June 29, 2006, the Company entered into a $37 million convertible debt financing with a group of institutional investors. Under the terms of agreement, the Company issued convertible notes that accrue interest at a rate of 8% per annum, payable quarterly in arrears beginning on October 2, 2006. A member of the lending group which loaned our Company $1,000,000 is Iroquois Master Fund Ltd. On April 10, 2007, Iroquois Master Fund provided our Company a written default notice stating that the Company had failed to pay interest on their note and provided us their wire details. Immediately upon receipt of the wire details, the Company made full payment of the interest due. The Company’s position is that there was miscommunication of payment details and a good faith attempt on the Company’s part to communicate this to Iroquois Master Fund. The Company’s position is after payment of interest, management believed in good faith that the matter was addressed to the satisfaction of both parties. On April 20, 2007, the Company received a second default notice seeking penalties and stating their rights under default. The Company promptly paid the $3,406 penalty to the account provided. The lenders’ rights under default are the payment of 125% of the principal amount due plus interest and penalties. Iroquois Master Fund has filed suit against the Company on June 19, 2007 in the Supreme Court of the State of New York County of New York for breach of contract. The Company firmly believes that it has acted in good faith and plaintiff’s claim is without merit. The Company has retained counsel and will vigorously defend this action. The case citation is Iroquois Master Fund, Ltd. v. Pipeline Data, Inc., Index No. 602059/2007, Supreme Court of the State of New York, County of New York. While the case is still pending, the Company and Iroquois Master Fund, Ltd. have postponed further filings.

Valadata:

On July 11, 2006, we acquired Valadata, Inc., a retail merchant credit card processing provider catering primarily to the restaurant industry. We also acquired a separate retail portfolio. The purchase price for Valadata was $5.4 million in cash and an additional $1.5 million over the next two years, subject to performance milestones. The purchase price for the separate retail portfolio was $500,000. The Company determined that the performance milestones were not met as of July 11, 2007 and that no further obligation exists to the former shareholders of Valadata, Inc. However, we did calculate the residuals of the underlying seller agents of Valadata and made milestone payments to all agents who reached their performance milestones. The former shareholders of Valadata, Inc. disagree with our determination. In October 2007, L60, Inc. (comprised of former Valadata shareholders) filed suit against Pipeline Data, Inc. in Maricopa County Superior Court. In its complaint, L60 alleges that Pipeline and Valadata breached certain agreements made in connection with Pipeline’s acquisition of Valadata, and seeks around $1.5M, plus attorneys’ fees and costs. Pipeline vigorously disputes the claims, has filed an answer denying any liability and has countersued plaintiff and various related parties for, among other things, breach of contract and tortious interference with contractual relationships. Pipeline’s counterclaims seek compensatory and punitive damages, as well as attorneys’ fees. In February of 2008, the Court dismissed Pipeline’s tort claims without prejudice to the extent they are grounded in their contracts with L60, but their contract claims against L60 and its principals remain, as well as a claim for tortious interference against a third party. The case is now proceeding to discovery.

Garner Gifts contingent payment

Our payment processor First Data Merchant Services Corporation informed us of suspected fraudulent activity by a merchant that could result in a loss of approximately $150,000. We believed that such loss should be paid by First Data Merchant Services Corporation pursuant to their indemnification requirements in the ISO Services and Marketing Agreement, as amended, between our companies. They disagreed. We filed suit against them on October 29, 2007. The case citation is Pipeline Data, Inc. v. First Data Merchant Services Corporation, Garner Gifts, and Delayna Garner, United States District Court for the Eastern District of New York. We settled this action in February 2008 with First Data Merchant Services Corporation and they returned approximately $100,000 to our account.

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

None

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

Date: May 15, 2008

Exhibit 31.1

CERTIFICATIONS

I, MacAllister Smith, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pipeline Data, Inc;
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

May 15, 2008

By:	/s/ MacAllister Smith
Name:	MacAllister Smith
Title:	Chief Executive Officer, President

Exhibit 31.2

I, Donald Gruneisen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pipeline Data, Inc;
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

May 15, 2008

By:	/s/ Donald Gruneisen
Name:	Donald Gruneisen
Title:	Chief Financial Officer

Exhibit 32

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Pipeline Data Inc., a Delaware corporation (the "Company"), on Form 10-Q for the quarter ended March 31, 2008, as filed with the Securities and Exchange Commission (the "Report"), MacAllister Smith, Chief Executive Officer of the Company and , Donald Gruneisen, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to his knowledge:

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

Date: May 15, 2008

[A signed original of this written statement required by Section 906 has been provided to Pipeline Data Inc. and will be retained by Pipeline Data Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]