Form 10-Q
period 2008-06-30
PIPELINE DATA INC
filed 2008-08-14
CIK 1086533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

PIPELINE DATA INC.

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          for the quarter ended June 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          for the transition period from ____________ to ________________

Delaware	13-3953764
(State or jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1515 Hancock Street, Suite 301, Hancock Plaza
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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 12, 2008

Common Stock, $0.001 par value	49,820,269

PIPELINE DATA INC.

June 30, 2008 QUARTERLY REPORT ON FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

PIPELINE DATA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$62,351	$995,238
Accounts receivable, net	2,367,442	2,645,825
Interest receivable	41,110	-
Inventory	116,687	91,697
Prepaid expenses and other current assets	152,561	96,032
Notes receivable	1,009,781	145,408

Total current assets	3,749,932	3,974,200

PROPERTY AND EQUIPMENT, net	1,542,841	1,395,226

OTHER ASSETS
Restricted cash	733,586	976,228
Merchant portfolios, residual rights and other intangibles, net	12,167,862	13,569,381
Debt issuance costs	739,517	924,396
Deferred customer acquisition costs, net	615,993	482,856
Notes receivable, net	750,000	746,454
Deferred offering and acquisition costs and other assets	1,717,740	714,382
Goodwill and other intangibles with indefinite lives	43,465,656	43,458,990

Total other assets	60,190,354	60,872,687

TOTAL ASSETS	$65,483,127	$66,242,113

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,412,667	$754,843
Accrued expenses	1,447,214	1,539,670
Notes payable	175,000	192,070
Capital lease obligations	76,740	84,173
Accrued acquisition costs	579,911	579,911
Merchant deposits and loss reserve	886,776	751,833

Total current liabilities	4,578,308	3,902,500

LONG-TERM LIABILITIES
Notes payable-senior secured convertible	31,689,436	30,358,148
Capital lease obligations	43,320	79,892
Deferred rent on operating lease	38,129	41,259
Deferred tax liabilities, net	553,473	1,361,700

Total long-term liabilities	32,324,358	31,840,999

Total liabilities	36,902,666	35,743,499

	June 30, 2008	December 31, 2007
	(unaudited)
COMMITMENTS AND CONTINGENCIES

TEMPORARY EQUITY
Common stock subject to put obligations, 9,398,058 shares, issued and outstanding	14,719,408	13,485,527

Total temporary equity	14,719,408	13,485,527

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 5,000,000 shares authorized, no shares issued or outstanding at June 30, 2008 and December 31, 2007	-	-
Common stock, $.001 par value: 150,000,000 shares authorized, 40,512,211 and 40,465,545 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	40,512	40,471
Additional paid-in capital	22,399,740	23,471,652
Accumulated deficit	(8,505,939)	(6,425,776)
Less: 90,000 shares of treasury stock, at cost, at June 30, 2008 and December 31, 2007	(73,260)	(73,260)

Total stockholders’ equity	13,861,053	17,013,087

TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY	$65,483,127	$66,242,113

The accompanying notes are an integral part of these financial statements.

PIPELINE DATA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Six months ended June 30, 2008	Six months ended June 30, 2007

Revenue	$23,531,678	$24,937,480

Interchange	10,983,469	11,536,224
Cost of services sold	3,604,078	4,894,828
Cost of goods sold	153,776	198,193

Total cost of services and goods sold	14,741,323	16,629,245

Gross profit	8,790,355	8,308,235

Operating expenses
Salaries and payroll cost	3,805,775	3,339,883
Selling, general and administrative	2,991,928	2,523,112
Customer acquisition cost amortization	317,828	288,775
Depreciation	149,437	117,824
Amortization	1,454,502	1,403,537

Total operating expenses	8,719,470	7,673,131

Income from operations	70,885	635,104

Other income and expenses
Interest and other income	51,921	110,436
Interest expense	(3,062,770)	(3,151,088)

Total other expenses	(3,010,849)	(3,040,652)

(Loss) before income taxes	(2,939,964)	(2,405,548)

Income tax benefit	(859,801)	(479,540)

Net loss attributable to common equity holders prior to deemed dividend	(2,080,163)	(1,926,008)

Deemed dividend on common stock subject to put obligation	(1,233,881)	-

Net (loss) after deemed dividend	$(3,314,044)	$(1,926,008)

Basic and diluted net (loss) per share attributable to common equity holders prior to deemed dividend:	$(0.04)	$(0.04)

Basic and diluted (loss) per share after deemed dividend:	$(0.07)	$(0.04)

Weighted average number of common shares outstanding-basic and diluted	49,798,181	48,093,858

The accompanying notes are an integral part of these financial statements.

PIPELINE DATA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	For the three months ended June 30, 2008	For the three months ended June 30, 2007

Revenue	$12,121,261	$13,081,589

Interchange	5,696,805	6,025,389
Cost of services sold	1,864,701	2,541,919
Cost of goods sold	75,378	115,070

Total cost of services and goods sold	7,636,884	8,682,378

Gross profit	4,484,377	4,399,211

Operating expenses
Salaries and payroll cost	1,956,219	1,712,268
Selling, general and administrative	1,399,524	1,332,385
Customer acquisition cost amortization	159,711	188,599
Depreciation	76,171	60,252
Amortization	726,321	706,261

Total operating expenses	4,317,946	3,999,765

Income from operations	166,431	399,446

Other income and expenses
Interest and other income	27,143	53,673
Interest expense	(1,526,795)	(1,513,318)

Total other expenses	(1,499,652)	(1,459,645)

(Loss) before income taxes	(1,333,221)	(1,060,199)

Income tax benefit	(414,841)	(232,601)

Net (loss) attributable to common equity prior to deemed dividend	(918,380)	(827,598)

Deemed dividend on common stock subject to put
Obligation	(633,881)	-

Net (loss) after deemed dividend	$(1,552,261)	$(827,598)

Basic and diluted net (loss) per share attributable to common equity holders prior to deemed dividend:	$(0.02)	$(0.02)

Basic and diluted net (loss) per share after deemed dividend	$(0.03)	$(0.02)

Weighted average number of common shares outstanding-basic and diluted	49,816,807	48,103,849

The accompanying notes are an integral part of these financial statements.

PIPELINE DATA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	For the six months ended June 30, 2008	For the six months ended June 30, 2007

OPERATING ACTIVITIES:
Net (loss)	$(2,080,163)	$(1,926,008)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,603,940	1,521,361
Amortization of deferred account acquisition costs	317,828	288,775
Stock based compensation	164,510	105,918
Amortization of debt issuance cost	184,879	184,879
Amortization of discount on long-term debt	1,331,289	1,331,289
Deferred taxes, net	(859,801)	(479,540)
Imputed interest income	(3,547)	(21,281)
Allowance for chargebacks and losses	2,000	21,893
Gain on disposal of asset	(1,996)

Changes in operating assets and liabilities:
Accounts receivable	276,383	379,535
Interest receivable	(41,110)	7,778
Inventory	(24,990)	14,271
Prepaid expenses and other assets	(55,267)	28,867
Deferred account acquisition costs	(450,965)	(339,573)
Deposits and restricted cash	242,603	(403,970)
Accounts payable and accrued expenses	616,942	9,290
Merchant deposits	134,943	110,760
Accrued rent	(3,130)	38,373

Net cash provided by operating activities	1,354,348	872,154

INVESTING ACTIVITIES:
Capital expenditures	(344,706)	(224,022)
Merchant portfolio, residual rights and other intangibles purchase	(10,000)	(150,000)
Notes receivable	(864,373)	300,000
Deferred offering and acquisition costs	(1,004,581)	(52,500)

Net cash (used in) investing activities	(2,223,660)	(126,522)

FINANCING ACTIVITIES:
Debt service payments	(17,070)	-
Lease obligation payments	(44,005)	(48,548)
Retirement of restricted stock units	(2,500)	-

Net cash (used in) financing activities	(63,575)	(60,548)

Net increase (decrease) in cash and cash equivalents	(932,887)	685,084
Cash and cash equivalents, beginning of period	995,238	2,770,494

Cash and cash equivalents, end of period	$62,351	$3,455,578

	For the six months ended June 30, 2008	For the six months ended June 30, 2007

Supplemental disclosures:
Cash paid during the year for:
Interest	$1,524,797	$1,488,292

Non cash investing and financing activities:
Goodwill and portfolio acquisitions accrued		$5,217,008

Capital expenditures from lease prepayments and proceeds from lease financing		$194,734

Accounts receivable converted to notes receivable		$18,938

Deemed dividend on common stock subject to put obligation	$1,233,881

The accompanying notes are an integral part of these financial statements

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2008

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

Basis of Financial Statement Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of June 30, 2008, and the consolidated results of operations for the three and six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007. These results have been determined on the basis of accounting principles generally accepted in the United States and applied consistently as those used in the preparation of the Company’s 2007 Annual Report on Form 10-KSB.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company’s 2007 Annual Report on Form 10-KSB.

At June 30, 2008, the Company had a cash balance of $62,000 compared to $1 million at December 31, 2007. Cash flow from operations may not be sufficient over the next twelve months to fund operating and debt obligations. Over the next twelve months, the Company has a contingent cash payment to the former shareholders of Charge.com, Inc. Pursuant to the Charge.com acquisition, the former Charge.com shareholders (the “Charge Shareholders”) have the right to sell up to 9,398,058 shares of Pipeline common stock back to Pipeline at a price of $1.5662 per share. The former shareholders must notify the Company of their decision between July 1, 2008 and 5:00 p.m. (Eastern Daylight Time) on August 14, 2008 (the “Put Right”). The Company has an equal call right on these shares. If a Charge Shareholder exercises his Put Right, the Company must purchase the shares by no later than August 15, 2008 at the purchase price, plus interest at an annual rate of 18% accruing from July 1, 2008. On August 4, 2008, the Charge Shareholders entered into a Put Modification Agreement (the “Modification Agreement”) with the Company and Charge.com, Inc., a wholly-owned subsidiary of the Company. Pursuant to the Modification Agreement, if prior to the Deadline Date (as defined below) Pipeline pays a total of $9 million to the Charge Shareholders ($4.5 million to Gregory Danzig and Kauai, collectively, and $4.5 million to David Danzig) (the “Modified Put Payment”) for the repurchase of a total of 7,398,058 shares of the Company’s common stock (3,699,029 shares issued in the name of Kauai and 3,699,029 shares issued in the name of David Danzig), then (i) the Charge Shareholders’ Put Right shall automatically be deemed settled and terminated; and (ii) the Company’s Call Right shall automatically be deemed terminated. The Company is currently seeking financing to complete its merger with COCARD Marketing Group, LLC and refinance its debt, which includes the Put Right and, thus, the Deadline Date is defined as (a) September 15, 2008, (b) the termination of the Agreement and Plan of Merger dated as of May 16, 2008 by and among Pipeline, COCARD Merger Sub, LLC and COCARD Marketing Group, LLC and (c) the closing of the transactions contemplated by such Agreement and Plan of Merger (the “Deadline Date”), If the Modified Put Payment is not made by the Deadline Date, then on the first business day following the Deadline Date, the Charge Shareholders would automatically be deemed to have exercised their Put Right as to 9,398,058 shares of the Company’s common stock and the Company would be required to pay to the Charge Shareholders a total of approximately $14.72 million, plus interest accruing as of July 1, 2008 at the rate of 18% per annum. If the Charge Shareholders exercised their Put Right we would need debt and/or equity financing to meet this obligation. Management believes, but cannot assure that acquiring such financing is achievable. If financing could not be raised, we would attempt to re-negotiate the Put Right, reduce our operating expenses and capital expenditures or liquidate certain assets to pay this obligation.

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2008

NOTE A – ORGANIZATION AND OPERATIONS (CONTINUED)

Basis of Financial Statement Presentation (continued)

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

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2008

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable, net

The Company uses the allowance method to account for uncollectible accounts receivable. We maintain allowances for the estimated losses from doubtful accounts which result when our customers are unable to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional general and administrative expense in the period such determination was made. Accounts receivable are presented net of an allowance for doubtful accounts of $14,800 as of June 30, 2008 and $12,800 as of December 31, 2007.

Inventories

Inventories consist of point-of-sale terminal equipment held for sale to merchants, resellers and distributors. Inventories are valued at the lower of cost or market price. Cost is arrived at using the first-in, first-out method. Market price is estimated based on current sales of equipment.

Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method for financial reporting purposes and primarily accelerated methods for tax purposes. For financial reporting purposes, equipment is depreciated over five to seven years. Leasehold improvements and property acquired under capital leases are amortized over the useful life of the asset or the lease term, whichever is shorter. Depreciation expenses for property and equipment for the six months ended June 30, 2008 and June 30, 2007 was $149,437 and $117,824, respectively. Depreciation expenses for property and equipment for the three months ended June 30, 2008 and June 30, 2007 was $76,171 and $60,252, respectively.

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

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2008

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deferred Customer Acquisition Costs (continued)

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

June 30, 2008

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

Deferred Offering Costs

Costs attributable to proposed or actual offering of securities are deferred and will be charged against the proceeds of the offering.

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

June 30, 2008

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) applies the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses and establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired and liabilities assumed, including assets and liabilities arising from contingencies, any noncontrolling interest in the acquiree and goodwill acquired or gain realized from a bargain purchase. SFAS No. 141(R) is effective prospectively for business combinations for which the acquisition date is on or after the first annual reporting period beginning after December 15, 2008. The adoption of SFAS No. 141 (R) will impact the Company’s Consolidated Financial Statements prospectively in the event of any business combinations entered into after the effective date in which the Company is the acquirer.

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2008

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New accounting pronouncements (continued)

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS 157 did not have a material effect on the Company’s Consolidated Financial Statements.

In February 2007, the Financial Accounting Standards Board issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 applies to all entities, including not-for-profit organizations. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This statement is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS 159 did not have a material effect on the Company’s Consolidated Financial Statements.

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

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB 110”) to permit entities, under certain circumstances to continue to use the “simplified” method, in developing estimates of expected term of “plain-vanilla” share options in accordance with Statement of Financial Accounting Standards No. 123R Share-Based Payment. SAB 110 amended SAB 107 to permit the use of the “simplified” method beyond December 31, 2007. The Company believes that the adoption of SAB 110 will not have a material impact on its consolidated financial statements.

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2008

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New accounting pronouncements (continued)

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is to be applied prospectively to intangible assets acquired after the effective date. Disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is not permitted. The Company is currently evaluating the impact of adopting FSP FAS 142-3 on its Consolidated Financial Statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the accounting principles used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. Currently, GAAP hierarchy is provided in the American Institute of Certified Public Accountants U.S. Auditing Standards (“AU”) Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“AU Section 411”). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411. The Company does not expect the adoption of SFAS No. 162 to have an impact on its Consolidated Financial Statements.

NOTE C– NOTE RECEIVABLE

As of June 30, 2008 notes receivable consisted primarily of unsecured demand notes issued to Innovative Resource Alliance in the amount of $982,000. These notes accrue interest at the rate of 10% per year.

NOTE D– DEFERRED CUSTOMER ACQUISITION COSTS, NET

A summary of the activity in deferred customer acquisition costs, net for the six months ended June 30, 2008 is a follows:

Deferred customer acquisition costs, net balance as of December 31, 2007	$482,856
Deferred customer acquisition costs capitalized	450,965
Deferred customer acquisition costs amortized	(317,828)

Deferred customer acquisition costs, net balance as of June 30, 2008	$615,993

NOTE E- MERCHANT PORTFOLIOS, RESIDUAL RIGHTS AND OTHER INTANGIBLES, NET

The changes to the merchant portfolio, residual rights and other intangibles balance during the six months ended June 30, 2008 are as follows:

Merchant portfolios, residual rights and other intangibles balance as of December 31, 2007	$13,569,381
Merchant portfolios, residual rights and other intangibles acquired	3,333
Merchant portfolios, residual rights and other intangibles amortized	(1,404,852)

Merchant portfolios, residual rights and other intangibles balance as of June 30, 2008	$12,167,862

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2008

NOTE F – GOODWILL AND OTHER INTANGIBLES WITH INDEFINITE LIVES

The changes to the goodwill and other intangibles with indefinite lives balance during the six months ended June 30, 2008 are as follows:

Goodwill and other intangibles with indefinite lives balance as of December 31, 2007	$43,458,990
Goodwill and other intangibles with indefinite lives acquired	6,666
Goodwill and other intangibles with indefinite lives amortized or impaired	-

Goodwill and other intangibles with indefinite lives balance as of June 30, 2008	$43,465,656

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

In connection with the convertible note, the Company issued to the holder of the note a five-year warrant to purchase up to 11,100,000 shares of the Company’s common stock at an exercise price of $1.40 per share. The warrants are exercisable on the sole discretion of the Holders. If the Company offers, sells, grants any option to purchase or offer, sells or grants any right to re-price its securities, then the exercise price of the warrants and the conversion price of the notes shall be reduced to equal that price and the number of warrants shall be increased such that the aggregate exercise price payable after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment. Any warrants converted to shares are not puttable back to the Company, nor can Holder’s demand a cash settlement of warrants. Cashless exercises are permissible.

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

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2008

NOTE G – SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS (CONTINUED)

Debt/Financing: (continued)

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

Long-term debt as of June 30, 2008 and December 31, 2007 consists of the following:

	June 30, 2008	December 31, 2007
Deferred rent on operating leases	$38,129	$41,259
Other promissory notes and capital leases	120,060	164,065
Senior secured, interest payable at 8.00% due June 29, 2010, convertible at $1.30 per share	37,000,000	37,000,000

	37,158,189	37,205,324
Less current portion	(76,740)	(84,173)
Unamortized discount on long-term debt of beneficial conversion feature and warrants	(5,310,564)	(6,641,852)

Long-term debt, excluding current portion	$31,770,885	$30,479,299

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2008

NOTE G – SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS (CONTINUED)

Debt/Financing: (continued)

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

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2008

NOTE H- COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Under the terms of certain processing services agreements, we could be required to purchase merchant account residual payments at a value of approximately $3.3 million if the sales agent exercises that right.

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

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2008

NOTE H- COMMITMENTS AND CONTINGENCIES (CONTINUED)

COCARD® Acquisition

On Friday, May 16, 2008, the Company and COCARD(R) Marketing Group, LLC (“COCARD”) signed a Definitive Merger Agreement for Pipeline to acquire COCARD for approximately $79.5 million in cash and notes plus future considerations based on performance. COCARD is a Nashville, Tennessee-based merchant services provider comprised of 73 independent sales offices catering primarily to small and medium-sized retail accounts. COCARD processes over $3 billion of credit card transactions annually from its base of over 26,000 merchants.

Pipeline Data has received a senior secured debt proposal of $90 million for the funding of which approximately $70 million will be available to support the purchase. Pipeline has also received a proposal for the equity component of the transaction in the amount of approximately $50 million. In addition to funding the COCARD acquisition, the funds will reduce Pipeline’s current cost of capital and enable the company to repay outstanding debt and properly rationalize its balance sheet in coordination with the transaction. The COCARD transaction, among other matters, is subject to the approval of the proposed financing institutions and prior repayment or approval of certain creditors of the Company. No assurances can be given that such approval will be given.

Originally, the COCARD acquisition was to be accomplished together with the acquisition of Innovative Resource Alliance (“IRA”). The parties have decided that COCARD and the Company will transact directly and that IRA will not be part of this transaction. A transaction with IRA will be considered at a later date.

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2008

NOTE I – TEMPORARY EQUITY

Common shares subject to put obligation

Between May 1, 2008 and June 30, 2008, the former shareholders of Charge.com had the right to put to the Company up to 9,398,058 shares of Company common stock at a per share price of $1.5206 per share or $14,290,687 plus interest at the annual rate of 18% accruing from May 1, 2008 until paid. The former shareholders of Charge.com decided not to exercise their Put Right in consideration of a higher per share purchase price and a later opportunity to exercise their Put Right. On June 30, 2008, the parties amended the Agreement and Plan of Merger dated as of December 19, 2005 to provide the former shareholders of Charge.com, Inc the right, between July 1, 2008 and 5:00 PM (Eastern Daylight Savings Time) August 14, 2008, to require the Company to repurchase up to 9,398,058 shares of Company common stock at a price of $1.5662 per share. If a former shareholder exercises its Put Right, the Company must purchase the shares by no later than August 15, 2008 at the purchase price, plus interest at an annual rate of 18% from July 1, 2008. The Company has reviewed this arrangement under the terms of Topic No. D-98: “Classification and Measurement of Redeemable Securities” and consider this application to require that the shares be considered temporary equity and classified as common shares subject to put obligations. The provisions of this agreement will be assessed at each balance sheet date to determine if the agreement is no longer conditional.

The Company has a Call Right until no later than August 14, 2008 to purchase some or all of the former shareholders’ stock at $1.5662 per share, plus interest at an annual rate of 18% from July 1, 2008. On August 4, 2008, the Charge Shareholders entered into a Put Modification Agreement (the “Modification Agreement”) with the Company and Charge.com, Inc., a wholly-owned subsidiary of the Company. Pursuant to the Modification Agreement, if prior to the Deadline Date (as defined below) Pipeline pays a total of $9 million to the Charge Shareholders ($4.5 million to Gregory Danzig and Kauai, collectively, and $4.5 million to David Danzig) (the “Modified Put Payment”) for the repurchase of a total of 7,398,058 shares of the Company’s common stock (3,699,029 shares issued in the name of Kauai and 3,699,029 shares issued in the name of David Danzig), then (i) the Charge Shareholders’ Put Right shall automatically be deemed settled and terminated; and (ii) the Company’s Call Right shall automatically be deemed terminated. The Company is currently seeking financing to complete its merger with COCARD Marketing Group, LLC and refinance its debt, which includes the Put Right and, thus, the Deadline Date is defined as (a) September 15, 2008, (b) the termination of the Agreement and Plan of Merger dated as of May 16, 2008 by and among Pipeline, COCARD Merger Sub, LLC and COCARD Marketing Group, LLC and (c) the closing of the transactions contemplated by such Agreement and Plan of Merger (the “Deadline Date”), If the Modified Put Payment is not made by the Deadline Date, then on the first business day following the Deadline Date, the Charge Shareholders would automatically be deemed to have exercised their Put Right as to 9,398,058 shares of the Company’s common stock and the Company would be required to pay to the Charge Shareholders a total of approximately $14.72 million, plus interest accruing as of July 1, 2008 at the rate of 18% per annum. Management believes it has a number of solutions to address this upcoming deadline.

The increase in temporary equity during the six months ended June 30, 2008 is attributable to the January 3, 2008, March 4, 2008 and June 30, 2008 amendments which increase the redemption value of the stock. This deemed dividend is offset by a charge to additional paid in capital.

[remainder of page intentionally left blank]

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2008

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

	Six months ended June 30,
	2008	2007
Net (loss) attributable to common equity holders for purposes of computing basic and diluted earnings per share	$(2,080,163)	$(1,926,008)
Less: Deemed dividend on common stock subject to put obligation	$(1,233,881)	-

Net (loss) for purposes of computing basic and diluted earnings per share	$(3,314,044)	$(1,926,008)

Weighted average shares outstanding – basic and diluted	49,798,181	48,093,858
Basic and diluted (loss) per common share attributable to common equity holders:	$(0.04)	$(0.04)
Basic and diluted (loss) per common share after deemed dividend:	$(0.07)	$(0.04)

	Three months ended June 30,
	2008	2007
Net (loss) attributable to common equity holders for purposes of computing basic and diluted earnings per share	$(918,380)	$(827,598)
Less: Deemed dividend on common stock subject to put obligation	$(633,881)	-

Net (loss) for purposes of computing basic and diluted earnings per share	$(1,552,261)	$(827,598)

Weighted average shares outstanding – basic and diluted	49,816,807	48,103,849
Basic and diluted (loss) per common share attributable to common equity holders:	$(0.02)	$(0.02)
Basic and diluted (loss) per common share after deemed dividend:	$(0.03)	$(0.02)

Each of (i) stock options to purchase 11,957,426 shares of common stock, (ii) warrants to purchase 15,463,453 shares of common stock and (iii) senior secured debt convertible into 28,461,538 shares of common stock, all outstanding as of June 30, 2008 were potentially dilutive and were not included within earnings per share. To do so would have been anti-dilutive for the six months ended June 30, 2008.

NOTE K- ADVERTISING

The Company expenses advertising costs as they are incurred. Advertising expenses for the six months ended June 30, 2008 and 2007 were $493,443 and $546,725 respectively. Advertising expenses for the three months ended June 30, 2008 and 2007 were $221,756 and $327,572 respectively.

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2008

NOTE L - PENSION PLAN-DEFINED CONTRIBUTION

During the third quarter of 2006, the Company adopted a Simple IRA Plan. Under this plan the Company matched employee contributions up to one percent of eligible compensation. The Company matched contribution was increased to three percent as of January 1, 2008. The amount recognized as an expense during the six months ended June 30, 2008 and 2007 was $51,460 and $10,744, respectively. The amount recognized as an expense during the three months ended June 30, 2008 and 2007 was $26,135 and $1,626, respectively.

NOTE M- STOCK OPTIONS AND WARRANTS

Stock-Based Compensation

The Company has adopted the provisions of SFAS No 123 (Revised 2004) “Share Based Payments” (FAS 123R), as of January 1, 2006. The provisions of SFAS 123R require a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date value of the award. That cost is recognized in the statement of operations over the period during which an employee is required to provide service for the award.

The total share based payments included in wages and selling, general and administrative expenses was $164,510 and $105,918 for the six months ended June 30, 2008 and 2007, respectively. The total share based payments included in wages and selling, general and administrative expenses was $99,744 and ($ 2,574) for the three months ended June 30, 2008 and 2007, respectively.

The Company estimates the grant date fair value of the stock options it issues using a Black-Scholes valuation model. The Company determines an expected volatility assumption by referencing the average volatility experienced by six of its public company peers. The Company used an average of a peer group because it does not have sufficient historical volatility data related to market trading of its own common stock. The Company estimates the expected life of a stock option based on the simplified method for “plain-vanilla” stock options as provided by the Staff of the SEC in Staff Accounting Bulletin 107 as amended by Staff Accounting Bulletin 110. The simplified method is used because, at this point, the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns. The Company’s dividend yield assumption is based on actual dividends expected to be paid over the expected life of the stock option. The risk-free interest rate assumption for stock options granted is determined by using U.S. treasury rates of the same period as the expected option term of each stock option. The weighted-average fair value of options granted during the six months ended June 30, 2008 was $0.04.

Assumptions utilized are shown as follow:

	Six months ended		Three months ended
	June 30, 2008		June 30, 2008
Expected volatility	31.4%		30.6%
Expected life	2.5	yrs	2.5	yrs
Expected dividends	0		0
Risk-free interest rate	3.2%		3.1%

As of June 30, 2008, the Company has reserved an aggregate of 11,957,426 shares of common stock pending the exercise of the options.

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2008

NOTE M- STOCK OPTIONS AND WARRANTS (CONTINUED)

Stock option activity is summarized as follows:

	Options	Weighted –Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding, December 31, 2007	10,716,554	$1.42	3.8	$664,322
Forfeited	(15,805)	$1.31	-
Exercised	-	-	-
Issued	1,256,677	$0.86	-

Options outstanding, June 30, 2008	11,957,426	$1.36	3.5	$205,350

Options exercisable, June 30, 2008	9,360,160	$1.34	2.9	$205,350

There were no options exercised during the six months ended June 30, 2008. Options issued includes 371,667 options issued in 2007.

A summary of the non-vested restricted stock unit activity for the six months ended June 30, 2008 is presented below.

Restricted Stock Units	Six months ended June 30, 2008 Number of Units	Weighted-Average Grant- Date Fair Value

Non-vested at December 31. 2007	46,667	$0.96
Granted	-
Vested	(30,000)	$0.94
Forfeited	-

Non-vested at June 30, 2008	16,667	$0.99

NOTE N- INCOME TAXES

The Company provides for the tax effects of transactions reported in the financial statements. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of June 30, 2008, the Company had deferred tax assets of $1,953,385, deferred tax liabilities of $2,506,858, and no material current tax liability.

At December 31, 2007, the Company has net operating loss carryforwards for income tax purposes of approximately $5,100,000. These carryforward losses are available to offset future taxable income, if any, and expire in the year 2027.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 establishes guidelines for recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has not made any adjustments, and there is no impact, as a result of the adoption of this interpretation.

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2008

NOTE N- INCOME TAXES (CONTINUED)

The tax benefit as a result of changes in deferred tax assets and liabilities was $859,801 and $479,540 for the six months ended June 30, 2008 and 2007, respectively. The tax benefit as a result of changes in deferred tax assets and liabilities was $414,841 and $232,601 for the three months ended June 30, 2008 and 2007, respectively.

Interest and penalties related to income taxes are classified as interest expense.

NOTE O – RELATED PARTY TRANSACTIONS

The office of Northern Merchant Services, Inc. is located in Brasher Falls, New York, and has an annual lease with Kevin and Nancy Weller, officers of the Company. A five year lease commenced on January 1, 2006 with monthly rental of $3,000.

The Company entered into a consulting services agreement with Capital Advisory Services in 2007. Our Chairman, Jack Rubinstein, is a partner of Capital Advisory Services. The total charged to operating expenses for the six months ended June 30, 2008 and 2007 was $70,000 and $20,000, respectively. The total charged to operating expense for the three months ended June 30, 2008 was $30,000. There were no charges to operating expense for the three months ended June 30, 2007. $70,000 was payable to Capital Advisory Services at June 30, 2008 and $10,000 payable at December 31, 2007.

NOTE P - SUBSEQUENT EVENTS

On Friday, May 16th, the Company and COCARD(R) Marketing Group, LLC (“COCARD”) signed a Definitive Merger Agreement for Pipeline to acquire COCARD for approximately $79.5 million in cash and notes plus future considerations based on performance. COCARD is a Nashville, Tennessee-based merchant services provider comprised of 73 independent sales offices catering primarily to small and medium-sized retail accounts. COCARD processes over $3 billion of credit card transactions annually from its base of over 26,000 merchants.

Pipeline Data has received a senior secured debt proposal of $90 million for the funding of which approximately $70 million will be available to support the purchase. Pipeline has also received a proposal for the equity component of the transaction in the amount of approximately $50 million. In addition to funding the COCARD acquisition, the funds will reduce Pipeline’s current cost of capital and enable the company to repay outstanding debt and properly rationalize its balance sheet in coordination with the transaction. The COCARD transaction, among other matters, is subject to the approval of the proposed financing institutions and prior repayment or approval of certain creditors of the Company. No assurances can be given that such approval will be given.

Put Right Modification

On August 4, 2008, the former Charge.com shareholders agreed to a modification of their put right. If prior to the earlier of (a) September 15, 2008, (b) the termination of the COCARD Merger agreement and (c) the closing of the COCARD transaction, the Company pays to the former Charge.com shareholders $9 million for the purchase of 7,398,058 of their common stock., then neither the former Charge.com shareholders or the Company will have any further rights under the Charge.com acquisition agreement.

Convertible Note Payable to former World Products, Inc shareholder

The $175,000 note payable terms were modified on July 21, 2008, extending the due date to August 21, 2008. The interest rate was adjusted to accrue at 12% per annum effective of July 21, 2008.

Lease agreement

On July 15, 2008 the Company entered into a capital equipment lease with VAResources, Inc. for computer related equipment in the amount of $50,901. The initial term of the lease is for a period of 36 months with monthly payments of $1,818 and an advance lease payment of $3,430.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

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

Overview – Financial and Operational Highlights – Six months ended June 30, 2008

Following are some financial and operational highlights that are further explained in the paragraphs that follow.

•

Gross Profit, which is defined as total revenue less interchange fees, cost of services sold and cost of goods sold, increased 5.8% to $8.8 million for the six months ended June 30, 2008 from $8.3 million during the six months ended June 30, 2007.

•	Cash flow from operations increased 55.3% to $1,354,348 for the six months ended June 30, 2008 compared to $872,154 for the six months ended June 30, 2007.

•

Our processing volume for the six months ended June 30, 2008 was $684 million, an 11% decrease from the $767 million processed during the same period in 2007. This decrease is attributable to the termination of unprofitable accounts, evidenced by the disclosed increase in gross profit.

•	Net loss increased from $1.9 million to $2.1 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

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

Merchant Deposits and Loss Reserves

We follow the Financial Accounting Standards Board Interpretation No. 45: Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), which requires all guarantees to be recorded at their fair value at inception. We believe our potential liability for the full amount of the operating losses discussed above is a guarantee under FIN 45. We estimate the fair value of these guarantees by adding a fair value margin to our estimate of losses. This estimate of losses is comprised of known losses and a projection of future losses based on a percentage of direct merchant credit card and debit card sales volumes processed. Disputes between a cardholder and a merchant periodically arise due to the cardholder’s dissatisfaction with merchandise quality or the merchant’s service, and the disputes may not always be resolved in the merchant’s favor. In some of these cases, the transaction is ‘‘charged back’’ to the merchant and the purchase price is refunded to the cardholder by the credit card-issuing institution. If the merchant is unable to fund the refund, we are liable for the full amount of the transaction. We maintain deposits from certain merchants as an offset to potential contingent liabilities that are the responsibility of such merchants. At June 30, 2008 and December 31, 2007, we held merchant deposits totaling $637,000 and $538,000, respectively. Additionally, we have a recovery team that is responsible for collecting “charge backs”. Our company evaluates its ultimate risk and records an estimate of potential loss for charge backs related to merchant fraud based upon an assessment of actual historical fraud loss rates compared to recent processing volume levels. At June 30, 2008 and December 31, 2007, our loss reserve totaled $250,000 and $214,000 respectively.

Deferred Customer Acquisition Costs

Deferred customer acquisition costs consist of up-front signing bonus payments made to sales personnel (our sales force), and cash payments made to external vendors resulting in the establishment of new merchant relationships. Deferred acquisition costs represent incremental, direct customer acquisition costs that are recoverable through future operations, contractual minimums, and/or penalties in the case of early termination. The deferred customer acquisition costs are amortized over the three-year term of the contract the merchant enters into with us. In the event the customer cancels the contract or ceases operations, we expense the un-amortized balance of deferred acquisition costs. Generally, the acceleration or expensing of any unamortized deferred acquisition cost is offset by a termination fee the company charges the customer for opting out of their contractual obligation. During the six months ended June 30, 2008, we incurred $1.8 million of customer acquisition related expenses, of which, $451,000 was capitalized. During the six months ended June 30, 2007, we incurred $1.7 million of customer acquisition related expenses of which, $341,000 was capitalized. We amortized $318,000 and $289,000 of previously capitalized customer acquisition costs for the six months ended June 30, 2008 and 2007, respectively.. During the three months ended June 30, 2008, we incurred $.9 million of customer acquisition related expenses, of which, $234,000 was capitalized. During the three months ended June 30, 2007, we incurred $.9 million of customer acquisition related expenses of which, $174,000 was capitalized. We amortized $160,000 and $189,000 of previously capitalized customer acquisition costs for the six months ended June 30, 2008 and 2007, respectively. Management evaluates the deferred customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage quarter of origination, the active accounts against the original boarded accounts in relationship to the carrying amount of the deferred customer acquisition costs. Our deferred customer acquisition cost balance was approximately $616,000 and $483,000 as of June 30, 2008 and December 31, 2007, respectively.

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

Earnings per common share

Basic earnings per common share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period. Earnings available to common shareholders are the same as reported net income (loss) for all periods presented.

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

	Six months ended June 30, 2008	Six months ended June 30, 2007
Net loss attributable to common equity holders for purposes of computing basic and diluted earnings per share	$(2,080,163)	$(1,926,008)
Less: Deemed dividend on common stock subject to put obligation	(1,233,881)	-

Net loss for purposes of computing basic and diluted earnings per share	$(3,314,044)	$(1,926,008)

Weighted average shares outstanding – basic and diluted	49,798,181	48,093,858
Basic and diluted (loss) per common share attributable to common equity holders:	$(0.04)	$(0.04)
Basic and diluted (loss) per common share after deemed dividend:	$(0.07)	$(0.04)

Results of Operations

Six months ended June 30, 2008 Compared to Six months ended June 30, 2007

The following table shows certain income statement data as a percentage of revenue for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 (in thousands of dollars):

	Six months ended June 30, 2008	% of Revenue	Six months ended June 30, 2007	% of Revenue	Change	% Change

Revenue	23,532	100%	24,937	100%	(1,405)	-5.6%
Interchange	10,983	46.7%	11,536	46.3%	(553)	-4.8%
Other cost of services/goods sold	3,759	16.0%	5,093	20.4%	(1,334)	-26.2%
Total costs of services and goods sold	14,742	62.6%	16,629	66.7%	(1,887)	-11.3%
Gross profit	8,790	37.4%	8,308	33.3%	482	5.8%
Salaries and payroll costs	3,806	16.2%	3,340	13.4%	466	14.0%
Other selling, general and administrative	2,991	12.7%	2,523	10.1%	468	18.5%
Customer acquisition cost amortization	318	1.4%	289	1.2%	29	10.0%
Depreciation and amortization	1,604	6.8%	1,521	6.1%	83	5.5%
Total operating expenses	8,719	37.1%	7,673	30.8%	1,046	13.6%
Income (loss) from operations	71	0.3%	635	2.5%	(564)	-88.8%

Other income (expenses)	(3,011)	-12.8%	(3,041)	-12.2%	30	-1.0%
Income (loss) before income taxes	(2,940)	-12.5%	(2,406)	-9.6%	(534)	22.2%
Income tax benefit	(860)	-3.7%	(480)	-1.9%	(380)	79.2%
Net income (loss)	(2,080)	-8.8%	(1,926)	-7.7%	(154)	8.0%

Comparisons of six months ended June 30, 2008 and June 30, 2007

Revenues

Revenues decreased $1.4 million or 5.6% to $23.5 million for the six months ended June 30, 2008 from $24.9 million for the six months ended June 30, 2007. The decrease was primarily attributable to a reduction in overall transaction volume resulting in large measure from the removal of unprofitable accounts.

Interchange expenses

Interchange expenses decreased $0.6 million or 4.8% to $11.0 million for the six months ended June 30, 2008 from $11.5 million for the six months ended June 30, 2007. The decrease was primarily attributable to a decrease in processing volume to $ 684.3 million for the six months ended June 30, 2008 from $768.5 million for the six months ended June 30, 2007.

Other costs of goods and services sold

Other costs of goods and services sold decreased $1.3 million or 26.2% to $3.8 million for the six months ended June 30, 2008 as compared to $5.1 million for the six months ended June 30, 2007. This resulted from decrease in overall external processing costs which effectively increased our gross profit.

Gross Profit

Gross profit increased $0.5 million or 5.8% to $8.8 million for the six months ended June 30, 2008 from $8.3 million for the six months ended June 30, 2007.

Operating Expenses

Total operating expenses increased $1.0 million or 13.6% to $8.7 million for the six months ended June 30, 2008 from $7.7 million for the six months ended June 30, 2007. The increase in operating expense is attributable to the increase in personnel, sales and marketing and depreciation and amortization of assets in anticipation of the pending merger. The major components of operating expense include;

•

Salaries and payroll related costs increased $466,000 or 14.0% to $3.8 million for the six months ended June 30, 2008 as compared to $3.3 million for the six months ended June 30, 2007. The increase was due primarily to preparation for our anticipated mergers which included commitments of additional personnel to manage higher levels of customer service as well as risk and underwriting associated with the pending acquisition transactions. 2008 salaries and payroll cost include share-based payments of $83,000 for the six months ended June 30, 2008.

•

Selling, general and administrative expenses increased $469,000 or 18.5% to $3.0 million for the six months ended June 30, 2008 as compared to $2.5 million for the six months ended June 30, 2007. The increase is primarily due to an increased expense of $125,000, attributable to merchant related collection expenses and an increase of $184,000 in one-time costs related to legal, auditing and other professional services. Selling, general and administrative expense for the six months ended June 30, 2008 includes $81,000 of share based payments as well as $129,000 related to the acquisition of COCARD.

•	Deferred customer acquisition cost amortization increased $29,000 or 10.0% to $318,000 for the six months ended June 30, 2008 as compared to $289,000 for the six months ended June 30, 2007.

•	Depreciation and amortization increased $83,000 or 5.5% to $1.6 million for the six months ended June 30, 2008 as compared to $1.5 million for the six months ended June 30, 2007.

Operating Income(loss)

Operating income decreased $564,000 to $71,000 for the six months ended June 30, 2008 from $635,000 for the six months ended June 30, 2007. The decrease in operating income was primarily attributable to increased selling, general and administrative expenses related to initiatives in preparation for anticipated acquisitions.  Operating income as a percentage of gross revenue was 0.3% for the six months ended June 30, 2008 as compared to 2.5% for the six months ended June 30, 2007.

Other Expenses

Other expenses decreased $30,000 to $3.0 million for the six months ended June 30, 2008 from $3.0 million for the six months ended June 30, 2007. Other expenses primarily consisted of $3.0 million related to interest expense for the six months ended June 30, 2008, which included cash interest and fees of $1.5 million and $1.5 million of non-cash interest related to the amortization of debt issuance costs and discount on long-term debt.

Income Tax

Income tax benefit increased to $ 860,000 for the six months ended June 30, 2008 from a tax benefit of $480,000 for the six months ended June 30, 2007. The increase was primarily due to changes in net deferred tax assets and deferred tax liability balances as of the end of the six months.

Net loss

As a result of the above factors, net loss increased from $(1.9) million for the six months ended June 30, 2007 to $(2.1) million for the six months ended June 30, 2008.

Results of Operations

Three months ended June 30, 2008 Compared to Three Months Ended June 30, 2007

The following table shows certain income statement data as a percentage of revenue for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 (in thousands of dollars):

	Three Months ended June 30, 2008	% of Revenue	Three Months ended June 30, 2007	% of Revenue	Change	% Change

Revenue	$12,121	100.0%	$13,082	100.0%	$(961)	-7.3%
Interchange	5,697	47.0%	6,025	46.1%	(328)	-5.4%
Other cost of services/goods sold	1,940	16.0%	2,658	20.3%	(718)	-27.0%
Total costs of services and goods sold	7,637	63.0%	8,683	66.4%	(1,046)	-12.0%
Gross profit	4,484	37.0%	4,399	33.6%	85	1.9%
Salaries and payroll costs	1,956	16.1%	1,712	13.1%	244	14.3%
Other selling, general and administrative	1,400	11.6%	1,332	10.2%	68	5.1%
Customer acquisition cost amortization	160	1.3%	189	1.4%	(29)	-15.3%
Depreciation and amortization	802	6.6%	767	5.9%	35	4.6%
Total operating expenses	4,318	35.6%	4,000	30.6%	318	7.9%
Operating income	166	1.4%	399	3.0%	(233)	-58.4%

Other income (expense)	(1,499)	-12.4%	(1,459)	-11.1%	(40)	2.7%
Income (loss) before income taxes	(1,333)	-11.0%	(1,060)	-8.1%	(273)	25.8%
Income tax benefit	(415)	-3.4%	(232)	-1.8%	(183)	78.9%
Net income (loss)	(918)	-7.6%	(828)	-6.3%	(90)	10.9%

Comparisons of three months ended June 30, 2008 and June 30, 2007

Changes in revenues, interchange expense, other costs of goods and services sold and gross profit are attributed to a combination of the closure of unprofitable merchant accounts, as well as the attrition of accounts from acquired merchant portfolios. Increases in gross profit are in part attributable to reduced processing costs taking effect as of July 1, 2007 from one of our processors.

Revenues

Revenues decreased $1.0 million or 7.3% to $12.1 million for the three months ended June 30, 2008 from $13.1 million for the three months ended June 30, 2007. The decrease was primarily attributable to a reduction in overall transaction volume resulting in large measure from the removal of unprofitable accounts.

Interchange expenses

Interchange expenses decreased $0.3 million or 5.4% to $5.7 million for the three months ended June 30, 2008 from $6.0 million for the three months ended June 30, 2007. The decrease was primarily attributable to a decrease in processing volume to $ 349.8 million for the three months ended June 30, 2008 from $392.9 million for the three months ended June 30, 2007.

Other costs of goods and services sold

Other costs of goods and services sold decreased $0.7 million or 27.0% to $1.9 million for the three months ended June 30, 2008 as compared to $2.7 million for the three months ended June 30, 2007. This resulted from decrease in overall external processing costs which effectively increased our gross profit.

Gross Profit

Gross profit increased $85,000 or 1.9% to $4.5 million for the three months ended June 30, 2008 from $4.4 million for the three months ended June 30, 2007.

Operating Expenses

Total operating expenses increased $0.3 million or 7.9% to $4.3 million for the three months ended June 30, 2008 from $4.0 million for the three months ended June 30, 2007. The increase in operating expense is attributable to the increase in personnel, sales and marketing and depreciation and amortization of assets in anticipation of the pending mergers. The major components of operating expense include;

•

Salaries and payroll related costs increased $244,000 or 14.3% to $2.0 million for the three months ended June 30, 2008 as compared to $1.7 million for the three months ended June 30, 2007. The increase was due primarily to preparation for our anticipated mergers which included commitments of additional personnel to manage higher levels of customer service as well as risk and underwriting associated with the pending acquisition transactions. 2008 salaries and payroll cost include share-based payments of $50,000 for the three months ended June 30, 2008.

•

Selling, general and administrative expenses increased $68,000 or 5.1% to $1.4 million for the three months ended June 30, 2008 as compared to $1.3 million for the three months ended June 30, 2007. We experienced an increase of $37,000 in one-time costs related to legal, auditing and other professional services. Selling, general and administrative expense for the three months ended June 30, 2008 includes $49,000 of share based payments as well as 89,000 of expenses related the acquisition of COCARD.

•	Deferred customer acquisition cost amortization decreased $29,000 or 15.3% to $160,000 for the three months ended June 30, 2008 as compared to $189,000 for the three months ended June 30, 2007.

•	Depreciation and amortization increased $35,000 or 4.6% to $802,000 for the three months ended June 30, 2008 as compared to $767,000 for the three months ended June 30, 2007.

Operating Income(loss)

Operating income decreased $233,000 to $166,000 for the three months ended June 30, 2008 from $399,000 for the three months ended June 30, 2007. The decrease in operating income was primarily attributable to increased selling, general and administrative expenses related to initiatives in preparation for anticipated acquisitions. Operating income as a percentage of gross revenue was 1.4% for the three months ended June 30, 2008 as compared to 3.0% for the three months ended June 30, 2007.

Other Expenses

Other expenses increased $40,000 to $1.5 million for the three months ended June 30, 2008 from $1.4 million for the three months ended June 30, 2007. Other expenses primarily consisted of $1.5 million related to interest expense for the three months ended June 30, 2008, which included cash interest and fees of $0.8 million and $0.8 million of non-cash interest related to the amortization of debt issuance costs and discount on long-term debt.

Income Tax

Income tax benefit increased to $415,000 for the three months ended June 30, 2008 from a tax benefit of $232,000 for the three months ended June 30, 2007. The increase was primarily due to changes in net deferred tax assets and deferred tax liability balances as of the end of the three months.

Net loss

As a result of the above factors, net loss increased from $(0.8) million for the three months ended June 30, 2007 to $(0.9) million for the three months ended June 30, 2008.

Balance Sheet Information

	June 30, 2008	December 31, 2007
	(in thousands)
Selected Balance Sheet Data
Cash and cash equivalents	$62	$995
Other current assets	3,688	2,981
Property and equipment, net	1,543	1,395
Goodwill	43,466	43,459
Merchant portfolios, residual rights and other intangibles, net	12,168	13,569
Other assets	4,557	3,843
Total assets	$65,483	$66,242

Accounts payable and other current liabilities	$4,578	$3,902
Long-term debt and notes payable	32,324	31,841
Total liabilities	36,903	35,743
Total temporary equity	14,719	13,486
Total stockholders’ equity	13,861	17,013
Total liabilities, temporary equity and stockholders’ equity	$65,483	$66,242

June 30, 2008 Compared to December 31, 2007

Total assets decreased $759,000 or 1.1% to $65.5 million at June 30, 2008 from $66.2 million at December 31, 2007. The decrease was primarily attributable to amortization of intangible assets. Additionally, receivables, deferred acquisition and financing costs, restricted cash, and property and equipment expanded commensurate with business growth and acquisition plans. Cash and cash equivalents decreased by $0.9 million to $62,000, as the result of cash flow from operations being less than cash flow used in financing and investing activities.

Receivables, which primarily result from merchant processing fees from our merchants during the processing month and the collections of those fees from our merchants at the beginning of the following month, as well as recognizing other revenue on an accrual basis and collecting the funds in the ensuing periods, decreased $0.3 million, or 10.5%, to $2.3 million at June 30, 2008 from $2.6 million at December 31, 2007. The decrease in receivables from merchants was primarily due to a change in timing and frequency of billing and collecting certain annual merchant fees.

Notes receivable included in other current assets increased $864,000 to $1.0 million as of June 30, 2008 compared to $145,000 as of December 31, 2007 primarily due to loans to Innovative Resource Alliance, Inc.

Property and equipment, net increased $148,000 to $1.5 million, or 10.6% as of June 30, 2008 from $1.4 million as of December 31, 2007, due to the continued build-out of our technology infrastructure, primarily for the hardware and software required for the expansion of the company’s core operating platform and secure payment gateway.

Deferred acquisition costs and other assets increased $1.0 million to $1.7 million as of June 30, 2008 compared to $714,000 as of December 31, 2007 as a result of costs associated with obtaining financing related to the acquisition of COCARD®.

Goodwill and other intangibles with indefinite lives increased $6,666 and merchant portfolio, residual rights and other intangibles decreased a net amount of $1.4 million or 10.3%, primarily from the amortization of those intangibles.

Total liabilities increased $1.2 million or 3.2% to $36.9 million at June 30, 2008 from $35.7 million at December 31, 2007.

Temporary equity of $14.7 million at June 30, 2008 increased $1.2 million from $13.5 million at December 31, 2007. The increase in temporary equity during the three months ended June 30, 2008 is attributable to the January 3, 2008 and March 4, 2008 and May 5, 2008 amendments to the repurchase obligation or “Put Right” related to the Charge.com acquisition, which increased the redemption value of the stock by $1.2 million. This deemed dividend is offset by a charge to additional paid in capital.

Total stockholders’ equity decreased $3.2 million from December 31, 2007, primarily due to net losses of $2.0 million and the increase in the value of the repurchase obligation of $1.2 million related to the temporary equity which was charged to additional paid in capital during the six months ended June 30, 2008.

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

Liquidity and Capital Resources

	Six months ended June 30,
	2008	2007
	(in thousands)
Selected Statement of Cash Flows Data
Cash flow from operations	$1,354	$872
Cash flow from investing activities	(2,224)	(127)
Cash flow from financing activities	(64)	(61)
Total change in cash	(934)	684
Cash balance, period end	$62	$3,456

At June 30, 2008, we had a cash balance of $62,000 compared to $1.0 million at December 31, 2007. Cash flow from operations may not be sufficient over the next twelve months to fund operating and debt obligations. We may continue to need debt and/or equity financing to meet our obligations. Management believes, but can not assure that this is achievable. If such financing could not be raised, we would attempt to reduce our operating expenses and capital expenditures or liquidate certain assets to pay this obligation.

Contingent cash payments over the next 12 months are as follows. Pursuant to the Charge.com acquisition, the former Charge.com shareholders (the “Charge Shareholders”) have the right to sell up to 9,398,058 shares of Pipeline common stock back to Pipeline at a price of $1.5662 per share. The former shareholders must notify the Company of their decision between July 1, 2008 and 5:00 p.m. (Eastern Daylight Time) on August 14, 2008 (the “Put Right”). The Company has an equal call right on these shares. If a Charge Shareholder exercises his Put Right, the Company must purchase the shares by no later than August 15, 2008 at the purchase price, plus interest at an annual rate of 18% accruing from July 1, 2008. If the Charge Shareholders exercised their Put Right we would need debt and/or equity financing to meet this obligation. Management believes, but cannot assure that acquiring such financing is achievable. If financing could not be raised, we would attempt to re-negotiate the Put Right, reduce our operating expenses and capital expenditures or liquidate certain assets to pay this obligation. On August 4, 2008, the Charge Shareholders entered into a Put Modification Agreement (the “Modification Agreement”) with the Company and Charge.com, Inc., a wholly-owned subsidiary of the Company. Pursuant to the Modification Agreement, if prior to the Deadline Date (as defined below) Pipeline pays a total of $9 million to the Charge Shareholders ($4.5 million to Gregory Danzig and Kauai, collectively, and $4.5 million to David Danzig) (the “Modified Put Payment”) for the repurchase of a total of 7,398,058 shares of the Company’s common stock (3,699,029 shares issued in the name of Kauai and 3,699,029 shares issued in the name of David Danzig), then (i) the Charge Shareholders’ Put Right shall automatically be deemed settled and terminated; and (ii) the Company’s Call Right shall automatically be deemed terminated. The Company is currently seeking financing to complete its merger with COCARD Marketing Group, LLC and refinance its debt, which includes the Put Right and, thus, the Deadline Date is defined as (a) September 15, 2008, (b) the termination of the Agreement and Plan of Merger dated as of May 16, 2008 by and among Pipeline, COCARD Merger Sub, LLC and COCARD Marketing Group, LLC and (c) the closing of the transactions contemplated by such Agreement and Plan of Merger (the “Deadline Date”), If the Modified Put Payment is not made by the Deadline Date, then on the first business day following the Deadline Date, the Charge Shareholders would automatically be deemed to have exercised their Put Right as to 9,398,058 shares of the Company’s common stock and the Company would be required to pay to the Charge Shareholders a total of approximately $14.72 million, plus interest accruing as of July 1, 2008 at the rate of 18% per annum.

Under the terms of certain processing services agreements, we could be required to purchase merchant account residual payments at a value of approximately $3.3 million if the sales agent exercises that right.

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

Cash Flow Provided by (Used by) Operating Activities

Net cash provided by operating activities was $1.4 million for the six months ended June 30, 2008, an increase of $0.5 million from $0.9 million for the six months ended June 30, 2007. Cash interest expense consumed $1.5 million for the six months ended June 30, 2008, an increase of $37,000 from the six months ended June 30, 2007. Additionally, sources of cash of $888,000 resulted from changes in net operating assets and liabilities.

Cash Flow Provided by (Used by) Investing Activities

Net cash used by investing activities was $2.2 million for the six months ended June 30, 2008 as compared to a use of $127,000 for the six months ended June 30, 2007.

$864,000 of funds were invested in notes receivable during the six months ended June 30, 2008 compared to $300,000 of funds provided from the repayment to us of outstanding notes receivable during the six months ended June 30, 2007. The increase in notes receivable was related to the pending acquisition of COCARD®. Deferred acquisition cost increased $1.0 million during the six months ended June 30, 2008 compared to $53,000 for the six months ended June 30, 2007. These expenditures were composed of investment banking, commitment fees and due diligence costs related to the pending financing and acquisition of COCARD®.

Total capital expenditures for the six months ended June 30, 2008 were $345,000 compared to $224,000 invested in the six months ended June 30, 2007. These expenditures were primarily related to the continued build-out of our technology infrastructure. We anticipate that these expenditures may increase as we further develop our technology.

Cash Flow Provided by (Used by) Financing Activities

Net cash used in financing activities was $64,000 for the six months ended June 30, 2008 as compared to $61,000 for the six months ended June 30, 2007.

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

(Amounts in thousands)	Six month period ended June 30		Three month period ended June 30

	2008	2007	2008	2007
Net (loss)	$(2,080)	$(1,926)	$(918)	$(828)
Interest expense	3,063	3,151	1,527	1,513
Income tax benefit	(860)	(480)	(415)	(233)
Depreciation and amortization	1,604	1,521	802	767
Amortization of customer acquisition costs	318	289	160	189

EBITDA	2,045	2,555	1,156	1,408
Non-recurring salary compensation	-	162	-	162
Stock-based compensation classified as salaries	83	74	51	17
Forfeitures of stock based compensation		(81)		(81)
Stock-based payments for services	81	113	49	62

Adjusted EBITDA	$2,209	$2,823	$1,256	$1,568

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS No. 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) applies the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses and establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired and liabilities assumed, including assets and liabilities arising from contingencies, any noncontrolling interest in the acquiree and goodwill acquired or gain realized from a bargain purchase. SFAS No. 141(R) is effective prospectively for business combinations for which the acquisition date is on or after the first annual reporting period beginning after December 15, 2008. The adoption of SFAS No. 141 (R) will impact the Company’s Consolidated Financial Statements prospectively in the event of any business combinations entered into after the effective date in which the Company is the acquirer.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The adoption of SFAS 157 did not have a material effect on the Company’s Consolidated Financial Statements.

In February 2007, the Financial Accounting Standards Board issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity

Securities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 applies to all entities, including not-for-profit organizations. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This statement is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS 159 did not have a material effect on the Company’s Consolidated Financial Statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements.” The statement clarifies the definition of a non-controlling (or minority) interest and requires that non-controlling interests in subsidiaries be reported as a component of equity in the consolidated statement of financial position and requires that earnings attributed to the non-controlling interests be reported as part of consolidated earnings and not as a separate component of income or expense. However, it will also require expanded disclosures of the attribution of consolidated earnings to the controlling and non-controlling interests on the face of the consolidated income statement. SFAS No. 160 will require that changes in a parent’s controlling ownership interest, that do not result in a loss of control of the subsidiary, are accounted for as equity transactions among shareholders in the consolidated entity therefore resulting in no gain or loss recognition in the income statement. Only when a subsidiary is deconsolidated will a parent recognize a gain or loss in net income. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, and will be applied prospectively except for the presentation and disclosure requirements that will be applied retrospectively for all periods presented. The Company is currently evaluating the impact of SFAS No. 160 to its financial position and results of operations.

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

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB 110”) to permit entities, under certain circumstances to continue to use the “simplified” method, in developing estimates of expected term of “plain-vanilla” share options in accordance with Statement of Financial Accounting Standards No. 123R Share-Based Payment. SAB 110 amended SAB 107 to permit the use of the “simplified” method beyond December 31, 2007. The Company believes that the adoption of SAB 110 will not have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is to be applied prospectively to intangible assets acquired after the effective date. Disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is not permitted. The Company is currently evaluating the impact of adopting FSP FAS 142-3 on its Consolidated Financial Statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the accounting principles used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. Currently, GAAP hierarchy is provided in the American Institute of Certified Public Accountants U.S. Auditing Standards (“AU”) Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“AU

Section 411”). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411. The Company does not expect the adoption of SFAS No. 162 to have an impact on its Consolidated Financial Statements.

COCARD® Acquisition

On Friday, May 16th, the Company and COCARD(R) Marketing Group, LLC (“COCARD”) signed a Definitive Merger Agreement for Pipeline to acquire COCARD for approximately $79.5 million in cash and notes plus future considerations based on performance. COCARD is a Nashville, Tennessee-based merchant services provider comprised of 73 independent sales offices catering primarily to small and medium-sized retail accounts. COCARD processes over $3 billion of credit card transactions annually from its base of over 26,000 merchants.

Pipeline Data has received a senior secured debt proposal of $90 million for the funding of which approximately $70 million will be available to support the purchase. Pipeline has also received a proposal for the equity component of the transaction in the amount of approximately $50 million. In addition to funding the COCARD acquisition, the funds will reduce Pipeline’s current cost of capital and enable the company to repay outstanding debt and properly rationalize its balance sheet in coordination with the transaction. The COCARD transaction, among other matters, is subject to the approval of the proposed financing institutions and prior repayment or approval of certain creditors of the Company. No assurances can be given that such approval will be given.

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

Our interest expense is sensitive to changes in the general level of interest rates. At June 30, 2008, $175,000 of our outstanding indebtedness was at variable interest rates based on LIBOR. A rise in LIBOR rates of one percentage point would result in additional annual interest expense of $1,750.

We do not hold derivative financial or commodity instruments, nor do we engage in any foreign currency denominated transactions, and all of our cash and cash equivalents are held in money market and checking funds.

ITEM 4T. Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2008 the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in the internal control over financial reporting that occurred during the period ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Garner Gifts contingent payment:

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The following proposals were voted upon at the Company’s 2008 Annual Meeting of Stockholders held on May 22, 2008:

(a)

To elect seven Directors to the Company’s Board of Directors for terms expiring at the 2009 Annual Meeting, or until their successors are duly elected and qualified as provided in the Company’s By-Laws.

The election of all seven Directors was approved at the annual meeting. The voting results were as follows:

Election of Directors:

Jack Rubenstein
MacAllister Smith
Kevin Weller
Harold Denton
Michael Greenburg
Larry Goldstein
John Reeder

(b)

To ratify and approve the appointment of Drakeford & Drakeford, LLC as our independent registered public accounting firm for the fiscal year ending December 31, 2007 and the current fiscal year ending December 31, 2008.

The selection of Drakeford & Drakeford, LLC as our independent registered public accounting form for the fiscal year ending December 31, 2008 was ratified.

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

Date: August 14, 2008