Form 10-Q
period 2008-09-30
PIPELINE DATA INC
filed 2008-11-14
CIK 1086533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

     PIPELINE DATA INC.

______________

Form 10-Q

______________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarter ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO •

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer •                              Accelerated filer •

Non-accelerated filer   •      (Do not check if smaller reporting company)      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes • No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 10, 2008
Common Stock, $0.001 par value	49,820,269

PIPELINE DATA INC.

September 30, 2008 QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

ITEM 4T	CONTROLS AND PROCEDURES

PART II	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

ITEM 4	SUMBISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5	OTHER INFORMATION

ITEM 6	EXHIBITS

SIGNATURES

PART I

ITEM 1. FINANCIAL STATEMENTS

T he accompanying notes are an integral part of these financial statements.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	F-3 – F-4

Condensed Consolidated Statements of Operations for the nine months ended September 30, 2008 and 2007 (unaudited)	F-5

Condensed Consolidated Statements of Operations for the three months ended September 30, 2008 and 2007 (unaudited)	F-6

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (unaudited)	F-7 - F-8

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-9 - F-27

T he accompanying notes are an integral part of these financial statements.

  PIPELINE DATA INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 80,597	$ 995,238
Accounts receivable, net	2,133,964	2,645,825
Inventory	107,192	91,697
Prepaid expenses and other current assets	183,414	96,032
Notes receivable	-	145,408

Total current assets	2,505,167	3,974,200

PROPERTY AND EQUIPMENT, net	1,563,215	1,395,226

OTHER ASSETS
Restricted cash	926,768	976,228
Merchant portfolios, residual rights and other intangibles, net	10,877,160	13,569,381
Debt issuance costs	647,077	924,396
Deferred customer acquisition costs, net	621,295	482,856
Notes receivable, net	750,000	746,454
Deferred offering and acquisition costs and other assets	1,510,236	714,382
Goodwill and other intangibles with indefinite lives	43,465,656	43,458,990

Total other assets	58,798,192	60,872,687

TOTAL ASSETS	$ 62,866 ,574	$ 66,242 ,113

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$ 1,238,234	$ 754,843
Accrued expenses	1,522,188	1,539,670
Notes payable	204,535	192,070
Capital lease obligations	86,750	84,173
Accrued acquisition costs	579,911	579,911
Merchant deposits and loss reserve	1,255,121	751,833

Total current liabilities	4,886,739	3,902,500

LONG-TERM LIABILITIES
Notes payable-senior secured convertible	32,355,080	30,358,148
Capital lease obligations	59,448	79,892
Deferred rent on operating lease	36,387	41,259
Deferred tax liabilities, net	14,967	1,361,700

Total long-term liabilities	32,465,882	31,840,999

Total liabilities	37,352,62 1	35,743,499

COMMITMENTS AND CONTINGENCIES

TEMPORARY EQUITY
Common stock subject to put obligations, 9,398,058 shares, issued and outstanding	15,377,985	13,485,527
Total temporary equity	15,377,985	13,485,527

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 5,000,000 shares authorized,
no shares issued or outstanding at September 30, 2008 and December 31, 2007	-	-
Common stock, $.001 par value: 150,000,000 shares authorized,
40,512,211 and 40,465,545 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	40,512	40,471
Additional paid-in capital	21,783,729	23,471,652
Accumulated deficit	(11,615,013)	(6,425,776)
Less: 90,000 shares of treasury stock, at cost, at September 30, 2008 and December 31, 2007	(73,260)	(73,260)

Total stockholders’ equity	10,135,968	17,013,087

TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY	$ 62,866 ,574	$66,242 ,113

.

T he accompanying notes are an integral part of these financial statements.

PIPELINE DATA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Nine months ended September 30, 2008	Nine months ended September 30, 2007

Revenue	$ 34,994 ,284	$ 37,691, 849

Interchange	16,618,819	17,479,837
Cost of services sold	5,398,717	6,893,794
Cost of goods sold	212,865	288,323

Total cost of services and goods sold	22,230,401	24,661,954

Gross profit	12,763,883	13,029,895

Operating expenses
Salaries and payroll cost	5,754,176	4,930,805
Selling, general and administrative	4,202,070	4,011,024
Notes receivable write down	1,009,781	-
Failed acquisition and offering costs	361,661	-
Impairment loss	588,044	-
Customer acquisition cost amortization	487,561	461,388
Depreciation	228,393	181,893
Amortization	2,182,765	2,132,220

Total operating expenses	14,814,451	11,717,330

Income from operations	(2,050,568)	1,312,565

Other income and expenses
Interest and other income	73,530	136,515
Interest expense	(4,610,506)	(4,680,536)

Total other expenses	(4,536,976)	(4,544,021)

(Loss) before income taxes	(6,587,544)	(3,231,456)

Income tax benefit	1,398,307	1,198,281

Net loss attributable to common equity holders prior to deemed dividend	(5,189,237)	(2,033,175)
Deemed dividend on common stock subject to put obligation	(1,892,458)	(372,163)

Net (loss) after deemed dividend	$ (7,081 ,695)	$ (2,405 ,338)

Basic and diluted net (loss) per share attributable to common equity holders prior to deemed dividend:	$ (0.10)	$ (0.04)

Basic and diluted (loss) per share after deemed dividend:	$ (0.14)	$ (0.05)

Weighted average number of common shares outstanding-basic and diluted	49,805,598	48,434 ,072

T he accompanying notes are an integral part of these financial statements.

PIPELINE DATA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

For the three months ended September 30, 200 8		For the three months ended September 30, 2007

Revenue	$ 11,462,606	$ 12,754,369

Interchange	5,635,350	5,943,613
Cost of services sold	1,794,639	1,998,966
Cost of goods sold	59,089	90,130

Total cost of services and goods sold	7,489,078	8,032,709

Gross profit	3,973,528	4,721,660

Operating expenses
Salaries and payroll cost	1,948,401	1,590,922
Selling, general and administrative	1,210,142	1,487,912
Notes receivable write down	1,009,781
Failed acquisition and offering costs	361,661	-
Impairment loss	588,044	-
Customer acquisition cost amortization	169,733	172,613
Depreciation	78,956	64,069
Amortization	728,263	728,683

Total operating expenses	6,094,981	4,044,199

Income from operations	(2,121,453)	677,461

Other income and expenses
Interest and other income	21,609	26,079
Interest expense	(1,547,736)	(1,529,448)

Total other expenses	(1,526,127)	(1,503,369)

(Loss) before income taxes	(3,647,580)	(825,908)

Income tax benefit	538,506	718,741

Net (loss) attributable to common equity holders prior to deemed dividend	(3,109,074)	(107,167)
Deemed dividend on common stock subject to put Obligation	(658,577)	(372,163)

Net (loss) after deemed dividend	$ (3,767 ,651)	$ (479,330)

Basic and diluted net (loss) per share attributable to common equity holders prior to deemed dividend:	$ (0. 06)	$ (0.00)

Basic and diluted net (loss) per share after deemed dividend	$ (0.08)	$ (0.01)

Weighted average number of common shares outstanding-basic and diluted	49,820,269	49,124 ,777

PIPELINE DATA INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007

OPERATING ACTIVITIES:
Net (loss)	$ (5, 189,237)	$ (2,033,175)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,411,158	2,314,113
Impairment loss	588,044
Amortization of deferred account acquisition costs	487,561	461,388
Stock based compensation	207,075	213,707
Amortization of debt issuance cost	277,319	277,319
Amortization of discount on long-term debt	1,996,933	1,996,932
Deferred taxes, net	(1,398,307)	(1,198,281)
Imputed interest income	(3,547)	(31,921)
Allowance for chargebacks and losses	309,951	130,167
Notes receivable writedown	1,009,781	-
Failed financing & acquisition c osts	361,661	-
Gain on disposal of asset	1,463	-

Changes in operating assets and liabilities:
Accounts receivable	(70,998)	(203,008)
Interest receivable	-	7,778
Inventory	(15,495)	(15,893)
Prepaid expenses and other assets	(47,749)	(12,465)
Deferred account acquisition costs	(625,999)	(494,364)
Deposits and restricted cash	49,370	(194,239)
Accounts payable and accrued expenses	517,482	45,103
Merchant deposits	503,289	320,009
Accrued rent	(4,873)	39,816

Net cash provided by operating activities	1,364,882	1,622,986

INVESTING ACTIVITIES:
Capital expenditures	(422,199)	(339,761)
Merchant portfolio, residual rights and other intangibles purchase	(10,000)	(168,628)
Notes receivable	(739,700)	300,000
Acquisitions of businesses	-	(3,000,000)
Change in restricted cash	-	355,795

Net cash (used in) investing activities	(1,171,899)	(2,852,594)

FINANCING ACTIVITIES:
Debt service payments	(25,274)	-
Warrant and stock option exercise	-	2,763
Lease obligation payments	(68,768)	(74,633)
Purchase of treasury stock	-	(36,000)
Deferred offering costs	(1,011,082)	(75,000)
Retirement of restricted stock units	(2,500)	-

Net cash (used in) financing activities	(1,107,624)	(182,870)

Net increase (decrease) in cash and cash equivalents	(914,641)	(1,412,478)
Cash and cash equivalents, beginning of period	995,238	2,770,494
Cash and cash equivalents, end of period	$ 80,597	$ 1,358, 016

Supplemental disclosures:
Cash paid during the year for:
Interest	$ 2,274,888	$ 2,347, 332

Non cash investing and financing activities:
Common stock issued as contingent acquisition cost		$1,637, 097
Accrued merchant portfolio acquisitions		$ 579,911
Capital expenditures from lease prepayments and proceeds from lease financing	$ 50,901	$ 194,734
Accounts receivable converted to notes receivable		$ 18,938
Deemed dividend on common stock subject to put obligation	$ 1,892,458	$ 372,163

T he accompanying notes are an integral part of these financial statements.

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2008

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

Basis of Financial Statement Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of September 30, 2008, and the consolidated results of operations for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007. These results have been determined on the basis of accounting principles generally accepted in the United States and applied consistently as those used in the preparation of the Company’s 2007 Annual Report on Form 10-KSB.

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

At September 30, 2008, the Company had a cash balance of $81,000 compared to $1 million at December 31, 2007. Cash flow from operations may not be sufficient over the next twelve months to fund operating and debt obligations. Over the next twelve months, the Company has a contingent cash payment to the former shareholders of Charge.com, Inc. Pursuant to the Charge.com acquisition, the former Charge.com shareholders (the “Charge Shareholders”) have the right to sell up to 9,398,058 shares of Pipeline common stock back to Pipeline at a price of $1.5662 per share, as of July 1, 2008, plus interest at an annual rate of 18% (the “Put Right”). On September 15, 2008, the Charge Shareholders entered into an Amended Put Modification Agreement (the “Amended Modification Agreement”) with the Company and Charge.com, Inc., a wholly-owned subsidiary of the Company. The Amended Put Modification Agreement has expired. On November 7, 2008 the Board of Directors approved an agreement with the former Charge.com shareholders agreeing to pay them $2 million in cash and return the Charge.com domain name to the former shareholders to extinguish the put right agreement. Then neither the former Charge.com shareholders or the Company will have any further rights or obligations under the Charge.com acquisition agreement. The Charge Shareholders and the Company are currently documenting a settlement of the Put Right, which is subject to final agreement by the parties. No assurance can be provided that settlement will be reached. If settlement is not reached and the Charge Shareholders exercise their Put Right we would need debt and/or equity financing to meet this obligation. Management believes, but cannot assure that acquiring such financing is achievable. If financing could not be raised, we would attempt to re-negotiate the Put Right, reduce our operating expenses and capital expenditures or liquidate certain assets to pay this obligation.

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2008

NOTE A – ORGANIZATION AND OPERATIONS (CONTINUED)

Basis of Financial Statement Presentation (continued)

Certain prior year amounts have been reclassified to conform to the current year presentation.
All intercompany balances and transactions with the Company’s subsidiaries have been eliminated upon consolidation.

Going Concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred significant losses and has an accumulated deficit of $11.6 million at September 30, 2008, with a history of quarter losses since December 2005. The Company has a net loss of $3.1million for the three month period ended September 30, 2008, partially as a result of a major creditor filing bankruptcy causing a write down of over $1.0 million in notes receivable. These losses have reduced working capital and retained earnings to the extent that the company may not be able to continue as a going concern.

If the Charge.com Shareholders exercised their Put Right, as described previously, the Company would need debt and/or equity financing to meet this obligation. Further, long term note interest payments have not been paid on time but paid subsequently within a few days. In light of this the Company may not have sufficient cash to pay bills as the become due.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding and potential merger or acquisition candidates and strategic partners, which would enhance stockholders’ investment. In addition, management has implemented and will continue to implement reduction measures in operational costs. The Company has an active plan to reduce its operating costs by over $1 million annually. The Company has further established a cost savings committee with 2 members of the Board of Directors and the Chief Operating Officer. It is also anticipated that additional revenue from annual fees and PCI compliance fees should enhance revenue in the fourth quarter and contribute to improved liquidity.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Corporate Initiatives

The Company had anticipated acquiring Innovative Resource Alliance and securing financing for the transaction, but did not reach an acceptable agreement. In the third quarter of 2008, Innovative Resource Alliance (IRA) initiated a bankruptcy case in the US Bankruptcy Court. As a result, we recognized a failed acquisition and offering cost of $362,000 and a loss on notes receivable of $1.0 million loaned to IRA, plus legal, due diligence and failed financing costs related to the transaction.

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

Accounts Receivable, net

The Company uses the allowance method to account for uncollectible accounts receivable. We maintain allowances for the estimated losses from doubtful accounts which result when our customers are unable to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional general and administrative expense in the period such determination was made. Accounts receivable are presented net of an allowance for doubtful accounts of $92,925 as of September 30, 2008 and $12,800 as of December 31, 2007.

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2008

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories consist of point-of-sale terminal equipment held for sale to merchants, resellers and distributors. Inventories are valued at the lower of cost or market price. Cost is arrived at using the first-in, first-out method. Market price is estimated based on current sales of equipment.

Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method for financial reporting purposes and primarily accelerated methods for tax purposes. For financial reporting purposes, equipment is depreciated over five to seven years. Leasehold improvements and property acquired under capital leases are amortized over the useful life of the asset or the lease term, whichever is shorter. Depreciation expenses for property and equipment for the nine months ended September 30, 2008 and September 30, 2007 was $228,393 and $181,893, respectively. Depreciation expenses for property and equipment for the three months ended September 30, 2008 and September 30, 2007 was $78,956 and $64,069, respectively.

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

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2008

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

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2008

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

Deferred Offering Costs

Costs attributable to proposed or actual offering of securities are deferred and will be charged against the proceeds of the offering. If an offering is aborted, the costs are charged against operations.

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

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2008

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue and Cost Recognition (Continued)

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

September 30, 2008

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

September 30, 2008

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

NOTE C– NOTE RECEIVABLE

The Company had demand notes aggregating $145,408 as of December 31, 2007 at the simple rate of 10% and a long term secured promissory note, due December 31, 2008, with a balance, net of discount, of $746,454 as of December 31, 2007. The face amount of the note is $750,000 as of September 30, 2008 and December 31, 2007. Interest is imputed at the rate of 6%. The note is secured by 1,000,000 shares of the Company’s common stock.

NOTE D– DEFERRED CUSTOMER ACQUISITION COSTS, NET

A summary of the activity in deferred customer acquisition costs, net for the nine months ended September 30, 2008 is a follows:

Deferred customer acquisition costs, net balance as of December 31, 2007	$482,856
Deferred customer acquisition costs capitalized	625,999
Deferred customer acquisition costs amortized	(487,560)
Deferred customer acquisition costs, net balance as of September 30, 2008	$621,295

NOTE E- MERCHANT PORTFOLIOS, RESIDUAL RIGHTS AND OTHER INTANGIBLES, NET

The changes to the merchant portfolio, residual rights and other intangibles balance during the nine months ended September 30, 2008 are as follows:

Merchant portfolios, residual rights and other intangibles balance as of December 31, 2007	$13,569,381
Merchant portfolios, residual rights and other intangibles acquired	3,333
Merchant portfolios, residual rights and other intangibles amortized	(2,107,510)
Merchant portfolios, residual rights and other intangibles impaired	(588,044)
Merchant portfolios, residual rights and other intangibles balance as of September 30, 2008	$10,877,160

Impairments

During the third quarter of 2008, the Company recorded a charge of $588,044 related to the impairment of intangible assets associated with an acquired merchant portfolio. The fair value was estimated based on the present value of expected future cash flows from the merchant portfolio.

NOTE F – GOODWILL AND OTHER INTANGIBLES WITH INDEFINITE LIVES

The changes to the goodwill and other intangibles with indefinite lives balance during the nine months ended September 30, 2008 are as follows:

Goodwill and other intangibles with indefinite lives balance as of December 31, 2007	$43,458,990
Goodwill and other intangibles with indefinite lives acquired	6,666
Goodwill and other intangibles with indefinite lives amortized or impaired	-
Goodwill and other intangibles with indefinite lives balance as of September 30, 2008	$43,465,656

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

September 30, 2008

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

A Registration Statement for 11,100,000 shares of common stock underlying warrants at $1.40 and 10,000,000 shares of common stock underlying convertible promissory note at $1.30 per share was deemed effective December 6, 2006. Pursuant to the Securities and Exchange Commission’s industry-wide interpretation of Rule 415, affecting all registrants, the Company registered all shares that were possible to be registered under Rule 415. The Company is required to register the remaining 18,461,538 shares of our common stock underlying the convertible note as well as an additional 25% of the aggregate shares registered pursuant to our registration rights agreement and will continue to act with due diligence to register these shares when allowed by the Securities and Exchange Commission. Effectiveness of these additional registrations is subject to the approval of the Securities and Exchange Commission. Management believes that it has complied with the registration agreement and it was impossible to register more shares due to the interpretation of Rule 415. However, if the Company was deemed responsible for penalties, the maximum penalty assessable could be $6.5 million. On a separate matter, the Company has accrued an interest expense, estimated at $372,000, related to the initial late filing of the registration statement pending any settlement.

Long-term debt as of September 30, 2008 and December 31, 2007 consists of the following:

	September 30,	December 31,
	2008	2007
Deferred rent on operating leases	$36,387	$41,259
Other promissory notes and capital leases	140,662	164,065
Senior secured, interest payable at 8.00% due June 29, 2010, convertible at $1.30 per share	37,000,000	37,000,000
	37,177,049	37,205,324
Less current portion	(81,214)	(84,173)
Unamortized discount on long-term debt of beneficial conversion feature and warrants	(4,644,920)	(6,641,852)
Long-term debt, excluding current portion	$32,450,915	$30,479,299

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2008

NOTE G – SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS (CONTINUED)

Debt/Financing: (continued)

Notice of Default on Senior Securities

On June 29, 2006, the Company entered into a $37 million convertible debt financing with a group of institutional investors. Under the terms of agreement, the Company issued convertible notes that accrue interest at a rate of 8% per annum, payable quarterly in arrears beginning on October 2, 2006. A member of the lending group which loaned our Company $1,000,000 is Iroquois Master Fund Ltd. On April 10, 2007, Iroquois Master Fund provided the Company a written default notice stating that the Company had failed to pay interest on their note and provided the Company with their wire details. Immediately upon receipt of the wire details, the Company made full payment of the interest due. The Company’s position is that there was miscommunication of payment details and a good faith attempt on the Company’s part to communicate this to Iroquois Master Fund. The Company’s position is after payment of interest, management believed in good faith that the matter was addressed to the satisfaction of both parties On April 20, 2007, the Company received a second default notice seeking penalties and stating their rights under default. The Company promptly paid the $3,406 penalty to the account provided. The lenders’ rights under default are the payment of 125% of the principal amount due plus interest and penalties. Iroquois Master Fund has filed suit against the Company on June 19, 2007 in the Supreme Court of the State of New York County of New York for breach of contract. The Company firmly believes that it has acted in good faith and plaintiff’s claim is without merit. The Company has retained counsel and will vigorously defend this action. The case citation is Iroquois Master Fund, Ltd. v. Pipeline Data, Inc., Index No. 602059/2007, Supreme Court of the State of New York, County of New York. While the case is still pending, the Company and Iroquois Master Fund, Ltd. have postponed further filings.

Another member of the lending group which loaned the Company $8,250,000 is Midsummer Investment, Ltd. (“Midsummer”). The Company made a late interest payment to Midsummer. Payment should have been made on July 30, 2008. We made our full interest payment on August 15, 2008 to cure this default in accordance with the governing documents. Payment was required within 3 trading days from notice of default. A notice of default was issued to the Company on August 13, 2008. Within the default notice, Midsummer Investment, Inc. demanded payment of 125% of the principal amount of its note, outstanding interest and penalties and penalties associated with registration of stock underlying their notes and warrants. The Company maintains that it properly cured the late interest payment. Further, it maintains that it has complied with its registration obligations as the interpretation of Rule 415 governing registration was restricted by the Securities and Exchange Commission rendering it impossible to complete registration within the time allotted. Midsummer has taken no further action against the Company relative to the default notice.

NOTE H- COMMITMENTS AND CONTINGENCIES

Valadata, Inc contingent payment

On July 11, 2006, we acquired Valadata, Inc., a retail merchant credit card processing provider catering primarily to the restaurant industry. We also acquired a separate retail portfolio. The purchase price for Valadata was $5.4 million in cash and an additional $1.5 million over the next two years, subject to performance milestones. The purchase price for the separate retail portfolio was $500,000. The Company determined that the performance milestones were not met as of July 11, 2007 and that no further obligation exists to the former shareholders of Valadata, Inc. However, we did calculate the residuals of the underlying seller agents of Valadata and made milestone payments to all agents who reached their performance milestones. The former shareholders of Valadata, Inc. disagree with our determination. In October 2007, L60, Inc. (comprised of former Valadata shareholders) filed suit against Pipeline Data, Inc. in Maricopa County Superior Court. In its complaint, L60 alleges that Pipeline and Valadata breached certain agreements made in connection with Pipeline’s acquisition of Valadata, and seeks around $1.5M, plus attorneys’ fees and costs. Pipeline vigorously disputes the claims, has filed an answer denying any liability and has countersued plaintiff and various related parties for, among other things, breach of contract and tortious interference with contractual relationships. Pipeline’s counterclaims seek compensatory and punitive damages, as well as attorneys’ fees. In February of 2008, the Court dismissed Pipeline’s tort claims without prejudice to the extent they are grounded in their contracts with L60, but their contract claims against L60 and its principals remain, as well as a claim for tortious interference against a third party. The case has proceeded to discovery and deposition.

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

Under the terms of certain processing services agreements, we could be required to purchase merchant account residual payments at a value of approximately $3.7 million if the sales agent exercises that right.

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

September 30, 2008

NOTE H- COMMITMENTS AND CONTINGENCIES (CONTINUED)

COCARD® Acquisition

On Friday, May 16, 2008, the Company and COCARD(R) Marketing Group, LLC (“COCARD”) signed a Definitive Merger Agreement (the “Agreement”) for Pipeline to acquire COCARD for approximately $79.5 million in cash and notes plus future considerations based on performance. COCARD is a Nashville, Tennessee-based merchant services provider comprised of 73 independent sales offices catering primarily to small and medium-sized retail accounts. COCARD processes over $3 billion of credit card transactions annually from its base of over 26,000 merchants.

Section 7.1 of the Agreement provided the conditions to the parties’ obligations to close. Section 7.1 (r) provides that a condition precedent to Pipeline’s obligation to close is to “have consummated transactions with Comvest Investment Partners or one of its Affiliates pursuant to which [Pipeline] receives an investment of at least $50,000,000.” This investment was not consummated and, thus, the Company maintains the obligation to close has not been triggered.

The Company has notified CoCard that pursuant to Section 9.1(b) of the Agreement Pipeline has terminated the Agreement. Section 9.1(b) provides that “[Pipeline] may terminate this Agreement by giving written notice to the Company at any time prior to the Closing … (ii) if the Closing shall not have occurred on or before the twentieth (20th) business day following August 31, 2008, by reason of the failure of any condition precedent under Section 7.1 hereof; provided, however, that the right to terminate this Agreement under this Section 9.1(b) shall not be available to [Pipeline] if [Pipeline]’s action or failure to act has been a principal cause of or resulted in the failure of the Merger to occur on or before such date and such action or failure to act constitutes a breach of this Agreement (provided, that each of the Parties acknowledges and agrees that the failure to satisfy the condition set forth in Section 7.1(r) shall not be deemed to be an action or failure to act by [Pipeline] hereunder, and [Pipeline] shall be entitled to terminate this Agreement in the event of a failure to satisfy the condition set forth in Section 7.1(r)).”

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2008

NOTE I – TEMPORARY EQUITY

Common shares subject to put obligation

Pursuant to the Charge.com acquisition, the former Charge.com shareholders (the “Charge Shareholders”) have the right to sell up to 9,398,058 shares of Pipeline common stock back to Pipeline at a price of $1.5662 per share, as of July 1, 2008, plus interest at an annual rate of 18% (the “Put Right”). The Company has reviewed this arrangement under the terms of Topic No. D-98: “Classification and Measurement of Redeemable Securities” and consider this application to require that the shares be considered temporary equity and classified as common shares subject to put obligations. The provisions of this agreement will be assessed at each balance sheet date to determine if the agreement is no longer conditional.On September 15, 2008, the Charge Shareholders entered into an Amended Put Modification Agreement (the “Amended Modification Agreement”) with the Company and Charge.com, Inc., a wholly-owned subsidiary of the Company. The Amended Put Modification Agreement has expired. On November 7, 2008 the Board of Directors approved an agreement with the former Charge.com shareholders agreeing to pay them $2 million in cash and return the Charge.com domain name to the former shareholders to extinguish the put right agreement. Then neither the former Charge.com shareholders or the Company will have any further rights or obligations under the Charge.com acquisition agreement. The Charge Shareholders and the Company are currently documenting a settlement of the Put Right, which is subject to final agreement by the parties. No assurance can be provided that settlement will be reached. . If the Charge Shareholders exercised their Put Right we would need debt and/or equity financing to meet this obligation. Management believes, but cannot assure that acquiring such financing is achievable. If financing could not be raised, we would attempt to re-negotiate the Put Right, reduce our operating expenses and capital expenditures or liquidate certain assets to pay this obligation.

The increase in temporary equity during the nine months ended September 30, 2008 is attributable to the January 3, 2008, March 4, 2008 and June 30, 2008 amendments which increase the redemption value of the stock. This deemed dividend is offset by a charge to additional paid in capital.

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

	Nine months ended September 30 ,
	2008	2007
Net (loss) attributable to common equity holders for purposes of computing basic and diluted earnings per share	$(5,189,237)	$(2,033,175)
Less: Deemed dividend on common stock subject to put obligation	(1,892,458)	(372,163)
Net (loss) for purposes of computing basic and diluted earnings per share	$(7,081,695)	$(2,405,338)
Weighted average shares outstanding – basic and diluted	49,805,598	48,434,072
Basic and diluted (loss) per common share attributable to common equity holders:	$(0.10)	$(0.04)
Basic and diluted (loss) per common share after deemed dividend:	$(0.14)	$(0.05)

	Three months ended September 30 ,
	2008	2007
Net (loss) attributable to common equity holders for purposes of computing basic and diluted earnings per share	$(3,109,074)	$(107,167)
Less: Deemed dividend on common stock subject to put obligation	(658,577)	(372,163)
Net (loss) for purposes of computing basic and diluted earnings per share	$(3,767,651)	$(479,330)
Weighted average shares outstanding – basic and diluted	49,820,269	49,124,777
Basic and diluted (loss) per common share attributable to common equity holders:	$(0.06)	$(0.00)
Basic and diluted (loss) per common share after deemed dividend:	$(0.08)	$(0.01)

Each of (i) stock options to purchase 12,207,426 shares of common stock, (ii) warrants to purchase 15,463,453 shares of common stock and (iii) senior secured debt convertible into 28,461,538 shares of common stock, all outstanding as of September 30, 2008 were potentially dilutive and were not included within earnings per share. To do so would have been anti-dilutive for the nine months ended September 30, 2008.

NOTE K- ADVERTISING

The Company expenses advertising costs as they are incurred. Advertising expenses for the nine months ended September 30, 2008 and 2007 were $714,989 and $818,013 respectively. Advertising expenses for the three months ended September 30, 2008 and 2007 were $221,546 and $271,288 respectively.

NOTE L - PENSION PLAN-DEFINED CONTRIBUTION

During the third quarter of 2006, the Company adopted a Simple IRA Plan. Under this plan the Company matched employee contributions up to one percent of eligible compensation. The Company matched contribution was increased to three percent as of January 1, 2008. The amount recognized as an expense during the nine months ended September 30, 2008 and 2007 was $76,788 and $17,260, respectively. The amount recognized as an expense during the three months ended September 30, 2008 and 2007 was $23,328 and $6,516, respectively.

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

The total share based payments included in wages and selling, general and administrative expenses was $207,075 and $213,707 for the nine months ended September 30, 2008 and 2007, respectively. The total share based payments included in wages and selling, general and administrative expenses was $42,565 and $ 107,789 for the three months ended September 30, 2008 and 2007, respectively.

The Company estimates the grant date fair value of the stock options it issues using a Black-Scholes valuation model. The Company determines an expected volatility assumption by referencing the average volatility experienced by six of its public company peers. The Company used an average of a peer group because it does not have sufficient historical volatility data related to market trading of its own common stock. The Company estimates the expected life of a stock option based on the simplified method for “plain-vanilla” stock options as provided by the Staff of the SEC in Staff Accounting Bulletin 107 as amended by Staff Accounting Bulletin 110. The simplified method is used because, at this point, the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns. The Company’s dividend yield assumption is based on actual dividends expected to be paid over the expected life of the stock option. The risk-free interest rate assumption for stock options granted is determined by using U.S. treasury rates of the same period as the expected option term of each stock option. The weighted-average fair value of options granted during the nine months ended September 30, 2008 was $0.05.

Assumptions utilized are shown as follow:

	Nine months ended	Three months ended
	September 30, 2008	September 30, 2008
Expected volatility	38.4%	N/A
Expected life	3.1 yrs	N/A
Expected dividends	0	N/A
Risk-free interest rate	3.9%	N/A

As of September 30, 2008, the Company has reserved an aggregate of 12,207,426 shares of common stock pending the exercise of the options.

NOTE M- STOCK OPTIONS AND WARRANTS (CONTINUED)

Stock option activity is summarized as follows:

	Options	Weighted –Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2007	10,716,554	$ 1.42	3.8	$ 664,322
Forfeited	(15,805)	$ 1.31	-
Exercised	-	-	-
Issued	1,506,677	$0.89	-
Options outstanding, September 30, 2008	12,207 ,426	$ 1.35	3.4	$ -
Options exercisable, September 30, 2008	10,010, 711	$ 1.33	2.8	$-

There were no options exercised during the nine months ended September 30, 2008. Options issued include 371,667 options issued in 2007.

A summary of the non-vested restricted stock unit activity for the nine months ended September 30, 2008 is presented below.

Restricted Stock Units	Nine months ended September 30, 2008	Weighted-Average Grant-Date Fair Value
	Number of Units

Non-vested at December 31. 2007	46,667	$0.96
Granted	-
Vested	(30,000)	$0.94
Forfeited	-
Non-vested at September 30, 2008	16,667	$0.99

NOTE N- INCOME TAXES

The Company provides for the tax effects of transactions reported in the financial statements. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of

September 30, 2008, the Company had deferred tax assets of $2,248,243, deferred tax liabilities of $2,263,210, and no material current tax liability.

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

NOTE N- INCOME TAXES (CONTINUED)

The tax benefit as a result of changes in deferred tax assets and liabilities was $1,398,307 and $1,198,281 for the nine months ended September 30, 2008 and 2007, respectively. The tax benefit as a result of changes in deferred tax assets and liabilities was $538,506 and $718,741 for the three months ended September 30, 2008 and 2007, respectively.

Interest and penalties related to income taxes are classified as interest expense.

NOTE O – RELATED PARTY TRANSACTIONS

The office of Northern Merchant Services, Inc. is located in Brasher Falls, New York, and has an annual lease with Kevin and Nancy Weller, officers of the Company. A five year lease commenced on January 1, 2006 with monthly rental of $3,000.

The Company entered into a consulting services agreement with Capital Advisory Services in 2007. Our Chairman, Jack Rubinstein, is a partner of Capital Advisory Services. The total charged to operating expenses for the nine months ended September 30, 2008 and 2007 was $130,000 and $60,000, respectively. The total charged to operating expense for the three months ended September 30, 2008 and 2007 was $60,000 for each. There were no charges to operating expense for the three months ended September 30, 2007. $130,000 was payable to Capital Advisory Services at September 30, 2008 and $10,000 payable at December 31, 2007.

NOTE P - SUBSEQUENT EVENTS

On Friday, May 16, 2008, the Company and COCARD(R) Marketing Group, LLC (“COCARD”) signed a Definitive Merger Agreement (the “Agreement”) for Pipeline to acquire COCARD for approximately $79.5 million in cash and notes plus future considerations based on performance. COCARD is a Nashville, Tennessee-based merchant services provider comprised of 73 independent sales offices catering primarily to small and medium-sized retail accounts. COCARD processes over $3 billion of credit card transactions annually from its base of over 26,000 merchants.

Section 7.1 of the Agreement provided the conditions to the parties’ obligations to close. Section 7.1 (r) provides that a condition precedent to Pipeline’s obligation to close is to “have consummated transactions with Comvest Investment Partners or one of its Affiliates pursuant to which [Pipeline] receives an investment of at least $50,000,000.” This investment was not consummated and, thus, the Company maintains the obligation to close has not been triggered.

The Company has notified CoCard that pursuant to Section 9.1(b) of the Agreement Pipeline has terminated the Agreement. Section 9.1(b) provides that “[Pipeline] may terminate this Agreement by giving written notice to the Company at any time prior to the Closing … (ii) if the Closing shall not have occurred on or before the twentieth (20th) business day following August 31, 2008, by reason of the failure of any condition precedent under Section 7.1 hereof; provided, however, that the right to terminate this Agreement under this Section 9.1(b) shall not be available to [Pipeline] if [Pipeline]’s action or failure to act has been a principal cause of or resulted in the failure of the Merger to occur on or before such date and such action or failure to act constitutes a breach of this Agreement (provided, that each of the Parties acknowledges and agrees that the failure to satisfy the condition set forth in Section 7.1(r) shall not be deemed to be an action or failure to act by [Pipeline] hereunder, and [Pipeline] shall be entitled to terminate this Agreement in the event of a failure to satisfy the condition set forth in Section 7.1(r)).”

Put Right Modification

On November 7, 2008 the Board of Directors approved an agreement with the former Charge.com shareholders agreeing to pay them $2 million in cash and return the Charge.com domain name to the former shareholders to extinguish the put right agreement. Then neither the former Charge.com shareholders or the Company will have any further rights or obligations under the Charge.com acquisition agreement. The Company is currently documenting the settlement of the Put Right, which is subject to final agreement by the parties. No assurance can be provided that settlement will be reached. If settlement is not reached and the Charge Shareholders exercise their Put Right we would need debt and/or equity financing to meet this obligation. Management believes, but cannot assure that acquiring such financing is achievable.

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

Overview – Financial and Operational Highlights – Nine months ended September 30, 2008

Following are some financial and operational highlights that are further explained in the paragraphs that follow.

•

Gross Profit, which is defined as total revenue less interchange fees, cost of services sold and cost of goods sold, decreased 2.0% to $ 12.8 million for the nine months ended September 30, 2008 from $13.0 million during the nine months ended September 30, 2007.

•

Our processing volume for the nine months ended September 30, 2008 was $1.0 billion, an 11% decrease from the $1.2 billion processed during the same period in 2007. This decrease is attributable to the termination of unprofitable accounts.

•	Net loss increased from $2.0 million to $5.2 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

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

Merchant Deposits and Loss Reserves

We follow the Financial Accounting Standards Board Interpretation No. 45: Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), which requires all guarantees to be recorded at their fair value at inception. We believe our potential liability for the full amount of the operating losses discussed above is a guarantee under FIN 45. We estimate the fair value of these guarantees by adding a fair value margin to our estimate of losses. This estimate of losses is comprised of known losses and a projection of future losses based on a percentage of direct merchant credit card and debit card sales volumes processed. Disputes between a cardholder and a merchant periodically arise due to the cardholder’s dissatisfaction with merchandise quality or the merchant’s service, and the disputes may not always be resolved in the merchant’s favor. In some of these cases, the transaction is ‘‘charged back’’ to the merchant and the purchase price is refunded to the cardholder by the credit card-issuing institution. If the merchant is unable to fund the refund, we are liable for the full amount of the transaction. We maintain deposits from certain merchants as an offset to potential contingent liabilities that are the responsibility of such merchants. At September 30, 2008 and December 31, 2007, we held merchant deposits totaling $1,017,000 and $538,000, respectively. Additionally, we have a recovery team that is responsible for collecting “charge backs”. Our company evaluates its ultimate risk and records an estimate of potential loss for charge backs related to merchant fraud based upon an assessment of actual historical fraud loss rates compared to recent processing volume levels. At September 30, 2008 and December 31, 2007, our loss reserve totaled $238,000 and $214,000 respectively.

Deferred Customer Acquisition Costs

Deferred customer acquisition costs consist of up-front signing bonus payments made to sales personnel (our sales force), and cash payments made to external vendors resulting in the establishment of new merchant relationships. Deferred acquisition costs represent incremental, direct customer acquisition costs that are recoverable through future operations, contractual minimums, and/or penalties in the case of early termination. The deferred customer acquisition costs are amortized over the three-year term of the contract the merchant enters into with us. In the event the customer cancels the contract or ceases operations, we expense the un-amortized balance of deferred acquisition costs. Generally, the acceleration or expensing of any unamortized deferred acquisition cost is offset by a termination fee the company charges the customer for opting out of their contractual obligation. During the nine months ended September 30, 2008, we incurred $2.6 million of customer acquisition related expenses, of which, $626,000 was capitalized. During the nine months ended September 30, 2007, we incurred $2.5 million of customer acquisition related expenses of which, $489,000 was capitalized. We amortized $488,000 and $461,000 of previously capitalized customer acquisition costs for the nine months ended September 30, 2008 and 2007, respectively. During the three months ended September 30, 2008, we incurred $.8 million of customer acquisition related expenses, of which, $175,000 was capitalized. During the three months ended September 30, 2007, we incurred $.8 million of customer acquisition related expenses of which, $149,000 was capitalized. We amortized $160,000 and $189,000 of previously capitalized customer acquisition costs for the nine months ended September 30, 2008 and 2007, respectively. Management evaluates the deferred customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage quarter of origination, the active accounts against the original boarded accounts in relationship to the carrying amount of the deferred customer acquisition costs. Our deferred customer acquisition cost balance was approximately $621,000 and $483,000 as of September 30, 2008 and December 31, 2007, respectively.

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

	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Net loss attributable to common equity holders for purposes of computing basic and diluted earnings per share	$(5,189,237)	$(2,033,175)
Less: Deemed dividend on common stock subject to put obligation	(1,892,458)	(372,163)
Net loss for purposes of computing basic and diluted earnings per share	$(7,081,695)	$(2,405,338)
Weighted average shares outstanding – basic and diluted	49,805,598	48,434,072
Basic and diluted (loss) per common share attributable to common equity holders:	$(0.10)	$(0.04)
Basic and diluted (loss) per common share after deemed dividend:	$(0.14)	$(0.05)

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

None of our interest expense is sensitive to changes in the general level of interest rates. We do not hold derivative financial or commodity instruments, nor do we engage in any foreign currency denominated transactions, and all of our cash and cash equivalents are held in money market and checking funds.

ITEM 4T.	Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2008 the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
There was no change in the internal control over financial reporting that occurred during the period ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Valadata:
On July 11, 2006, we acquired Valadata, Inc., a retail merchant credit card processing provider catering primarily to the restaurant industry. We also acquired a separate retail portfolio. The purchase price for Valadata was $5.4 million in cash and an additional $1.5 million over the next two years, subject to performance milestones. The purchase price for the separate retail portfolio was $500,000. The Company determined that the performance milestones were not met as of July 11, 2007 and that no further obligation exists to the former shareholders of Valadata, Inc. However, we did calculate the residuals of the underlying seller agents of Valadata and made milestone payments to all agents who reached their performance milestones. The former shareholders of Valadata, Inc. disagree with our determination. In October 2007, L60, Inc. (comprised of former Valadata shareholders) filed suit against Pipeline Data, Inc. in Maricopa County Superior Court. In its complaint, L60 alleges that Pipeline and Valadata breached certain agreements made in connection with Pipeline’s acquisition of Valadata, and seeks around $1.5M, plus attorneys’ fees and costs. Pipeline vigorously disputes the claims, has filed an answer denying any liability and has countersued plaintiff and various related parties for, among other things, breach of contract and tortious interference with contractual relationships. Pipeline’s counterclaims seek compensatory and punitive damages, as well as attorneys’ fees. In February of 2008, the Court dismissed Pipeline’s tort claims without prejudice to the extent they are grounded in their contracts with L60, but their contract claims against L60 and its principals remain, as well as a claim for tortious interference against a third party. The case has now proceeded to discovery and deposition.
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

Another member of the lending group which loaned the Company $8,250,000 is Midsummer Investment, Ltd. (“Midsummer”). The Company made a late interest payment to Midsummer. Payment should have been made on July 30, 2008. We made our full interest payment on August 15, 2008 to cure this default in accordance with the governing documents. Payment was required within 3 trading days from notice of default. A notice of default was issued to the Company on August 13, 2008. Within the default notice, Midsummer Investment, Inc. demanded payment of 125% of the principal amount of its note, outstanding interest and penalties and penalties associated with registration of stock underlying their notes and warrants. The Company maintains that it properly cured the late interest payment. Further, it maintains that it has complied with its registration obligations as the interpretation of Rule 415 governing registration was restricted by the Securities and Exchange Commission rendering it impossible to complete registration within the time allotted. Midsummer has taken no further action against the Company relative to the default notice.

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

Date: November 14, 2008