Form 10-Q/A
period 2008-09-30
PIPELINE DATA INC
filed 2008-11-18
CIK 1086533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

     PIPELINE DATA INC.

______________

Form 10-Q/A

(Amendment No. 1)

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

PIPELINE DATA INC.

September 30, 2008 QUARTERLY REPORT ON FORM 10-Q/A

EXPLANATORY NOTE

This first amendment (the “Amendment”) to the Quarterly Report on Form 10-Q of Pipeline Data Inc. (the “Company”) for the quarter September 30, 2008, as filed with the Securities and Exchange Commission on November 14, 2008 (the “Original Form 10-Q”) is required as include a complete version of Item 2 “Management’s Discussion and Analysis” as a portion of this section failed to be included due to a word processing error.
PIPELINE DATA INC.
September 30, 2008 QUARTERLY REPORT ON FORM 10-Q/A

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

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	F-3 – F-4

Condensed Consolidated Statements of Operations for the nine months ended September 30, 2008 and 2007 (unaudited)	F-5

Condensed Consolidated Statements of Operations for the three months ended September 30, 2008 and 2007 (unaudited)	F-6

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (unaudited)	F-7 - F-8

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-9 - F-30

T he accompanying notes are an integral part of these financial statements.

  PIPELINE DATA INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 80,597	$ 995,238
Accounts receivable, net	2,133,964	2,645,825
Inventory	107,192	91,697
Prepaid expenses and other current assets	183,414	96,032
Notes receivable	-	145,408

Total current assets	2,505,167	3,974,200

PROPERTY AND EQUIPMENT, net	1,563,215	1,395,226

OTHER ASSETS
Restricted cash	926,768	976,228
Merchant portfolios, residual rights and other intangibles, net	10,877,160	13,569,381
Debt issuance costs	647,077	924,396
Deferred customer acquisition costs, net	621,295	482,856
Notes receivable, net	750,000	746,454
Deferred offering and acquisition costs and other assets	1,510,236	714,382
Goodwill and other intangibles with indefinite lives	43,465,656	43,458,990

Total other assets	58,798,192	60,872,687

TOTAL ASSETS	$ 62,866 ,574	$ 66,242 ,113

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$ 1,238,234	$ 754,843
Accrued expenses	1,522,188	1,539,670
Notes payable	204,535	192,070
Capital lease obligations	86,750	84,173
Accrued acquisition costs	579,911	579,911
Merchant deposits and loss reserve	1,255,121	751,833

Total current liabilities	4,886,739	3,902,500

LONG-TERM LIABILITIES
Notes payable-senior secured convertible	32,355,080	30,358,148
Capital lease obligations	59,448	79,892
Deferred rent on operating lease	36,387	41,259
Deferred tax liabilities, net	14,967	1,361,700

Total long-term liabilities	32,465,882	31,840,999

Total liabilities	37,352,62 1	35,743,499

COMMITMENTS AND CONTINGENCIES

TEMPORARY EQUITY
Common stock subject to put obligations, 9,398,058 shares, issued and outstanding	15,377,985	13,485,527
Total temporary equity	15,377,985	13,485,527

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 5,000,000 shares authorized,
no shares issued or outstanding at September 30, 2008 and December 31, 2007	-	-
Common stock, $.001 par value: 150,000,000 shares authorized,
40,512,211 and 40,465,545 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	40,512	40,471
Additional paid-in capital	21,783,729	23,471,652
Accumulated deficit	(11,615,013)	(6,425,776)
Less: 90,000 shares of treasury stock, at cost, at September 30, 2008 and December 31, 2007	(73,260)	(73,260)

Total stockholders’ equity	10,135,968	17,013,087

TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY	$ 62,866 ,574	$66,242 ,113

.

T he accompanying notes are an integral part of these financial statements.

PIPELINE DATA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

Nine months ended September 30, 2008	Nine months ended September 30, 2007

Revenue	34,994 ,284	$ 37,691, 849

Interchange	16,618,819	17,479,837
Cost of services sold	5,398,717	6,893,794
Cost of goods sold	212,865	288,323

Total cost of services and goods sold	22,230,401	24,661,954

Gross profit	12,763,883	13,029,895

Operating expenses
Salaries and payroll cost	5,754,176	4,930,805
Selling, general and administrative	4,202,070	4,011,024
Notes receivable write down	1,009,781	-
Failed acquisition and offering costs	361,661	-
Impairment loss	588,044	-
Customer acquisition cost amortization	487,561	461,388
Depreciation	228,393	181,893
Amortization	2,182,765	2,132,220

Total operating expenses	14,814,451	11,717,330

Income from operations	(2,050,568)	1,312,565

Other income and expenses
Interest and other income	73,530	136,515
Interest expense	(4,610,506)	(4,680,536)

Total other expenses	(4,536,976)	(4,544,021)

(Loss) before income taxes	(6,587,544)	(3,231,456)

Income tax benefit	1,398,307	1,198,281

Net loss attributable to common equity holders prior to deemed dividend	(5,189,237)	(2,033,175)
Deemed dividend on common stock subject to put obligation	(1,892,458)	(372,163)

Net (loss) after deemed dividend	$ (7,081 ,695)	$ (2,405 ,338)

Basic and diluted net (loss) per share attributable to common equity holders prior to deemed dividend:	$ (0.10)	$ (0.04)

Basic and diluted (loss) per share after deemed dividend:	$ (0.14)	$ (0.05)

Weighted average number of common shares outstanding-basic and diluted	49,805,598	48,434 ,072

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

At September 30, 2008, the Company had a cash balance of $81,000 compared to $1 million at December 31, 2007. Cash flow from operations may not be sufficient over the next twelve months to fund operating and debt obligations. Over the next twelve months, the Company has a contingent cash payment to the former shareholders of Charge.com, Inc. Pursuant to the Charge.com acquisition, the former Charge.com shareholders (the “Charge Shareholders”) have the right to sell up to 9,398,058 shares of Pipeline common stock back to Pipeline at a price of $1.5662 per share, as of July 1, 2008, plus interest at an annual rate of 18% (the “Put Right”). On September 15, 2008, the Charge Shareholders entered into an Amended Put Modification Agreement (the “Amended Modification Agreement”) with the Company and Charge.com, Inc., a wholly-owned subsidiary of the Company. The Amended Put Modification Agreement has expired. On November 7, 2008 the Board of Directors approved an agreement with the former Charge.com shareholders agreeing to pay them $2 million in cash and return the Charge.com domain name to the former shareholders to extinguish the put right agreement. Then neither the former Charge.com shareholders nor the Company will have any further rights or obligations under the Charge.com acquisition agreement. The Charge Shareholders and the Company are currently documenting a settlement of the Put Right, which is subject to final agreement by the parties. No assurance can be provided that settlement will be reached. If settlement is not reached and the Charge Shareholders exercise their Put Right we would need debt and/or equity financing to meet this obligation. Management believes, but cannot assure that acquiring such financing is achievable. If financing could not be raised, we would attempt to re-negotiate the Put Right, reduce our operating expenses and capital expenditures or liquidate certain assets to pay this obligation.

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

If the Charge.com Shareholders exercised their Put Right, as described previously, the Company would need debt and/or equity financing to meet this obligation. Further, long term note interest payments have not been paid on time but paid subsequently within a few days. In light of this the Company may not have sufficient cash to pay bills as they become due.

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

In December 2007, the FASB issued SFAS No. 160, “$Non-controlling Interests in Consolidated Financial Statements.” The statement clarifies the definition of a non-controlling (or minority) interest and requires that non-controlling interests in subsidiaries be reported as a component of equity in the consolidated statement of financial position and requires that earnings attributed to the non-controlling interests be reported as part of consolidated earnings and not as a separate component of income or expense. However, it will also require expanded disclosures of the attribution of consolidated earnings to the controlling and non-controlling interests on the face of the consolidated income statement. SFAS No. 160 will require that changes in a parent’s controlling ownership interest, that do not result in a loss of control of the subsidiary, are accounted for as equity transactions among shareholders in the consolidated entity therefore resulting in no gain or loss recognition in the income statement. Only when a subsidiary is deconsolidated will a parent recognize a gain or loss in net income. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, and will be applied prospectively except for the presentation and disclosure requirements that will be applied retrospectively for all periods presented. The Company is currently evaluating the impact of SFAS No. 160 to its financial position and results of operations.

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

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2008

NOTE I – TEMPORARY EQUITY

Common shares subject to put obligation

Pursuant to the Charge.com acquisition, the former Charge.com shareholders (the “Charge Shareholders”) have the right to sell up to 9,398,058 shares of Pipeline common stock back to Pipeline at a price of $1.5662 per share, as of July 1, 2008, plus interest at an annual rate of 18% (the “Put Right”). The Company has reviewed this arrangement under the terms of Topic No. D-98: “Classification and Measurement of Redeemable Securities” and consider this application to require that the shares be considered temporary equity and classified as common shares subject to put obligations. The provisions of this agreement will be assessed at each balance sheet date to determine if the agreement is no longer conditional. On September 15, 2008, the Charge Shareholders entered into an Amended Put Modification Agreement (the “Amended Modification Agreement”) with the Company and Charge.com, Inc., a wholly-owned subsidiary of the Company. The Amended Put Modification Agreement has expired. On November 7, 2008 the Board of Directors approved an agreement with the former Charge.com shareholders agreeing to pay them $2 million in cash and return the Charge.com domain name to the former shareholders to extinguish the put right agreement. Then neither the former Charge.com shareholders nor the Company will have any further rights or obligations under the Charge.com acquisition agreement. The Charge Shareholders and the Company are currently documenting a settlement of the Put Right, which is subject to final agreement by the parties. No assurance can be provided that settlement will be reached. . If the Charge Shareholders exercised their Put Right we would need debt and/or equity financing to meet this obligation. Management believes, but cannot assure that acquiring such financing is achievable. If financing could not be raised, we would attempt to re-negotiate the Put Right, reduce our operating expenses and capital expenditures or liquidate certain assets to pay this obligation.

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

•	The Nilson Report 2007 ranked Pipeline Data as the fifth fastest growing merchant acquirer during the year ended December 31, 2007.
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

•

Our processing volume for the nine months ended September 30, 2008 was $1.0 billion, an 11% decrease from the $1.2 billion processed during the same period in 2007. This decrease is attributable to the termination of unprofitable accounts and a net loss of merchant accounts.

•	Net loss increased from $2.0 million to $5.2 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

•	During the third quarter 2008 the Company completed its annual PCI audit.

•	A SecurePay digital signature application was implemented.

•

Our Fidelity National Information Services (FIS)/Palm Desert National Bank boarding and settlement processes were implemented. While not producing a positive impact on our gross profits from processing in the current quarter, we expect to see positive benefits in the next year as we continue to put new customers on this system.

•

The Aircharge Bluetooth interface announced in 2nd quarter of 2008 continues to be deployed. An agreement worked out with Research in Motion (RIM) has been negotiated adding Aircharge to the RIM developer partner program, further enabling anytime, anywhere mobile payment processing utilizing the BlackBerry platform via multiple cellular carriers using Aircharge’s payment processing software.

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

Deferred Customer Acquisition Costs

Deferred customer acquisition costs consist of up-front signing bonus payments made to sales personnel (our sales force), and cash payments made to external vendors resulting in the establishment of new merchant relationships. Deferred acquisition costs represent incremental, direct customer acquisition costs that are recoverable through future operations, contractual minimums, and/or penalties in the case of early termination. The deferred customer acquisition costs are amortized over the three-year term of the contract the merchant enters into with us. In the event the customer cancels the contract or ceases operations, we expense the un-amortized balance of deferred acquisition costs. Generally, the acceleration or expensing of any unamortized deferred acquisition cost is offset by a termination fee the company charges the customer for opting out of their contractual obligation. During the nine months ended September 30, 2008, we incurred $2.6 million of customer acquisition related expenses, of which, $626,000 was capitalized. During the nine months ended September 30, 2007, we incurred $2.5 million of customer acquisition related expenses of which, $489,000 was capitalized. We amortized $488,000 and $461,000 of previously capitalized customer acquisition costs for the nine months ended September 30, 2008 and 2007, respectively. During the three months ended September 30, 2008, we incurred $0.8 million of customer acquisition related expenses, of which, $175,000 was capitalized. Expenses that are not capitalized include base hourly salaries, advertising expenses and expenses related to purchase of leads and lead generation. During the three months ended September 30, 2007, we incurred $.8 million of customer acquisition related expenses of which, $149,000 was capitalized. We amortized $160,000 and $189,000 of previously capitalized customer acquisition costs for the nine months ended September 30, 2008 and 2007, respectively. Management evaluates the deferred customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage quarter of origination, the active accounts against the original boarded accounts in relationship to the carrying amount of the deferred customer acquisition costs. Our deferred customer acquisition cost balance was approximately $621,000 and $483,000 as of September 30, 2008 and December 31, 2007, respectively.

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

 Results of Operations

Nine months ended September 30, 2008 Compared to Nine months ended September 30, 2007

The following table shows certain income statement data as a percentage of revenue for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 (in thousands of dollars):

	Nine months ended September 30, 2008	% of Revenue	Nine months ended September 30, 2007	% of Revenue	Change	% Change
Revenue	34,994	100%	37,692	100%	(2,698)	-7.2%
Interchange	16,619	47.5%	17,480	46.4%	(861)	-4.9%
Other cost of services/goods sold	5,611	16.0%	7,182	19.1%	(1,571)	-21.9%
Total costs of services and goods sold	22,230	63.5%	24,662	65.4%	(2,432)	-9.9%
Gross profit	12,764	36.5%	13,030	34.6%	(266)	-2.0%
Salaries and payroll costs	5,754	16.4%	4,931	13.1%	823	16.7%
Other selling, general and administrative	4,202	12.0%	4,011	10.6%	191	4.8%
Notes receivable write down	1,010	2.9%	-	N/A	-	N/A
Failed acquisition and offering costs	361	1.0%	-	N/A	-	N/A
Impairment loss	588	1.7%	-	N/A	-	N/A
Customer acquisition cost amortization	488	1.4%	461	1.2%	27	5.9%
Depreciation and amortization	2,411	6.9%	2,314	6.1%	97	2.4%
Total operating expenses	14,814	42.3%	11,717	31.1%	3,097	26.4%
Income (loss) from operations	(2,050)	-5.9%	1,313	3.5%	(3,363)	-256.1%
Other income (expenses)	(4,537)	-13.0%	(4,544)	-12.1%	7	-0.2%
Income (loss) before income taxes	(6,587)	-18.8%	(3,231)	-8.6%	(3,356)	103.9%
Income tax benefit	1,398	4.0%	1,198	3.2%	200	16.7%
Net income (loss)	(5,189)	-14.8%	(2,033)	-5.4%	(3,156)	155.2%

Comparisons of nine months ended September 30, 2008 and September 30, 2007

Revenues

Revenues decreased $2.7 million or 7.2% to $35.0 million for the nine months ended September 30, 2008 from $37.7 million for the nine months ended September 30, 2007. The decrease was primarily attributable to a reduction in overall transaction volume resulting in large measure from the removal of unprofitable accounts, accounts deemed to subject the company to unusually high levels of risk during the current economic recession, and closed merchant accounts. $2.2 million of the decrease is related to our acquired merchants in Valadata which is the subject of a current litigation.

Interchange expenses

Interchange expenses decreased $0.9 million or 4.9% to $16.6 million for the nine months ended September 30, 2008 from $17.5 million for the nine months ended September 30, 2007. The decrease was primarily attributable to a decrease in processing volume to $ 1.0 billion for the nine months ended September 30, 2008 from $1.2 billion for the nine months ended September 30, 2007.
Other costs of goods and services sold

Other costs of goods and services sold decreased $1.5 million or 21.9% to $5.6 million for the nine months ended September 30, 2008 as compared to $7.1 million for the nine months ended September 30, 2007. This resulted from decrease in overall external processing costs.

Gross Profit

Gross profit decreased $0.2 million or 2.0% to $12.8 million for the nine months ended September 30, 2008 from $13.0 million for the nine months ended September 30, 2007. Our gross profit margin increased 1.9% to 36.5 % for the nine months ended September 30, 2008 compared to 34.6% for the 9 months ended September 30, 2007.
Operating Expenses

Total operating expenses increased $3.1 million or 26.4% to $14.8 million for the nine months ended September 30, 2008 from $11.7 million for the nine months ended September 30, 2007. The increase in operating expense is attributable to the increase in personnel, sales and marketing expenses and depreciation and amortization of assets in anticipation of the pending merger. The major components of operating expense include;

•

Salaries and payroll related costs increased $823,000 or 16.7% to $5.8 million for the nine months ended September 30, 2008 as compared to $4.9 million for the nine months ended September 30, 2007 . The increase was due primarily to preparation for our anticipated mergers which included commitments of additional personnel to manage higher levels of customer service as well as risk and underwriting. Management has reduced head count and brought payroll back into line to reflect the current market environment. Prior commitments related to the installation of networks and systems required to support a new processor relationship , these integrations were completed during the third quarter. 2008 salaries and payroll cost include share-based payments of $118,000 for the nine months ended September 30, 2008. IT salaries and benefits increased 30% $240,000 and our processing center salaries and benefits increased 30% to $274,000 compared to the 9 months ended September 30, 2008 as a direct result on these initiatives.

•

Selling, general and administrative expenses increased $191,000 or 4.8% to $4.2 million for the nine months ended September 30, 2008 as compared to $4.0 million for the nine months ended September 30, 2007. We experienced an increased expense of $127,000 in costs related to legal, auditing and other professional services. Selling, general and administrative expense for the nine months ended September 30, 2008 includes $89,000 of share based payments as well as $141,000 related to the acquisition of COCARD.

• •	One time failed acquisition and offering costs were $0.4 million for the nine months ended September 30, 2008 and were attributable to the failed acquisition of Innovative Resource Alliance (IRA)
•

Notes receivable write downs of $1.0 million attributable to the planned acquisition of Innovative Resource Alliance (IRA) were recognized . As a result of their filing of bankruptcy we deemed the notes to be uncollectible during the three ended September 30, 2008. This loan was provided to IRA in anticipation of the merger to insure there solvency during the transaction and had previously been intended to be written down as a cost of the overall acquisition.

•

One time impairment losses were $588,000 for the nine months ended September 30, 2008 related to the impairment of intangible assets associated with a merchant portfolio acquired from IRA . Management is evaluating its options to recover some or all of this writedown.

•

Deferred customer acquisition cost amortization increased $27,000 or 5.9% to $ 488,000 for the nine months ended September 30, 2008 as compared to $461,000 for the nine months ended September 30, 2007.

•	Depreciation and amortization increased $97,000 or 2.4% to $2.4 million for the nine months ended September 30, 2008 as compared to $2.3 million for the nine months ended September 30, 2007.
•

Total expenses related to acquisitions including failed acquisition costs and the write down of the note receivable from Innovative Resource Alliance during the nine months ended September 30, 2008 were $1.5 million .

Operating Income (loss)

Operating income decreased $3.3 million to $(2.0) million for the nine months ended September 30, 2008 from $1.3 million for the nine months ended September 30, 2007. The decrease in operating income was primarily attributable to increased selling, general and administrative expenses related to initiatives in preparation for anticipated acquisitions, failed acquisition and offering costs and impairment loss. Operating income as a percentage of gross revenue was -5.9% for the nine months ended September 30, 2008 as compared to 3.5% for the nine months ended September 30, 2007.

Other Expenses

Other expenses decreased $7,000 to $4.53 million for the nine months ended September 30, 2008 from $4.54 million for the nine months ended September 30, 2007. Other expenses primarily consisted of $4.6 million related to interest expense for the nine months ended September 30, 2008, which included cash interest and fees of $2.3 million and $2.3 million of non-cash interest related to the amortization of debt issuance costs and discount on long-term debt.

Income Tax

Income tax benefit increased to $ 1.4 million for the nine months ended September 30, 2008 from a tax benefit of $1.2 million for the nine months ended September 30, 2007. The increase was primarily due to changes in net deferred tax assets and deferred tax liability balances as of the end of the nine months.

Net loss

As a result of the above factors, net loss increased from $(2.0) million for the nine months ended September 30, 2007 to $(5.2) million for the nine months ended September 30, 2008.

Results of Operations

Three months ended September 30, 2008 Compared to Three Months Ended September 30, 2007

The following table shows certain income statement data as a percentage of revenue for the three months ended September 30, 2008 compared to the three months ended September 30 , 2007 (in thousands of dollars):

	Three Months ended September 30, 2008	% of Revenue	Three Months ended September 30, 2007	% of Revenue	Change	% Change
Revenue	$11,463	100.0%	$12,754	100.0%	$(1,291)	-10.1%
Interchange	5,635	49.2%	5,944	46.6%	(309)	-5.2%
Other cost of services/goods sold	1,854	16.2%	2,089	16.4%	(235)	-11.2%
Total costs of services and goods sold	7,489	65.3%	8,033	63.0%	(544)	-6.8%
Gross profit	3,974	34.7%	4,721	37.0%	(747)	-15.8%
Salaries and payroll costs	1,948	17.0%	1,591	12.5%	357	22.4%
Other selling, general and administrative	1,210	10.6%	1,488	11.7%	(278)	-18.7%
Notes receivable write down	1,010	8.8%	-	N/A	-	N/A
Failed acquisition and offering costs	361	3.1%	-	N/A	-	N/A
Impairment loss	588	5.1%	-	N/A	-	N/A
Customer acquisition cost amortization	170	1.5%	172	1.3%	(2)	-1.2%
Depreciation and amortization	808	7.0%	793	6.2%	15	1.9%
Total operating expenses	6,095	53.2%	4,044	31.7%	2,051	50.7%
Operating income	(2,121)	-18.5%	677	5.3%	(2,798)	-413.3%

Other income (expense)	(1,527)	-13.3%	(1,503)	-11.8%	(24)	1.6%
Income (loss) before income taxes	(3,648)	-31.8%	(826)	-6.5%	(2,822)	341.6%
Income tax benefit	539	4.7%	719	5.6%	(180)	-25.0%
Net income (loss)	(3,109)	-27.1%	(107)	-0.8%	(3,002)	2805.6%

Comparisons of three months ended September 30, 2008 and September 30, 2007

Changes in revenues, interchange expense, other costs of goods and services sold and gross profit are attributed to a combination of the closure of unprofitable merchant accounts,  the reduction of non recurring fees from American Express and Discover incentive programs as well as the attrition of accounts from acquired merchant portfolios.

Revenues

Revenues decreased $1.3 million or 10.1% to $11.5 million for the three months ended September 30, 2008 from $12.8 million for the three months ended September 30, 2007. The decrease was primarily attributable to a reduction in overall transaction volume resulting in large measure from the removal of unprofitable accounts, a $285,000reduction of non recurring annual fees, Changes in the American Express and Discover agent programs that lead to a reduction in commissions from American Express of $60,000 and a reduction of $62,000 as a result of phase out of the Discover incentive program, the current economic recession, and closed merchant accounts. $722,000 of the decrease is related to our acquired merchants in Valadata which is the subject of a current litigation.

Interchange expenses

Interchange expenses decreased $0.3 million or 5.2% to $5.6 million for the three months ended September 30, 2008 from $5.9 million for the three months ended September 30, 2007. The decrease was primarily attributable to a decrease in processing volume to $ 339.9 million for the three months ended September 30, 2008 from $385.6 million for the three months ended September 30, 2007.
Other costs of goods and services sold

Other costs of goods and services sold decreased $0.2 million or 11.3% to $1.9 million for the three months ended September 30, 2008 as compared to $2.0 million for the three months ended September 30, 2007. This resulted from decrease in overall external processing costs.

Gross Profit

Gross profit decreased $0.7 million or 15.8% to $4.0 million for the three months ended September 30, 2008 from $4.7 million for the three months ended September 30, 2007. $304,000 of the decrease is attributable to Valadata which is the subject of a current litigation.

Operating Expenses

Total operating expenses increased $2.1 million or 50.7% to $6.1 million for the three months ended September 30, 2008 from $4.0 million for the three months ended September 30, 2007. The increase in operating expense is attributable to the increase in personnel, sales and marketing and depreciation and amortization of assets in anticipation of the pending mergers. The major components of operating expense include;

•

Salaries and payroll related costs increased $357,000 or 22.4% to $1 .9 million for the three months ended September 30, 2008 as compared to $1.6 million for the three months ended September 30, 2007. The increase was due primarily to preparation for our anticipated mergers which included commitments of additional personnel to manage higher levels of customer service as well as risk and underwriting. Management has reduced head count and brought payroll back into line to reflect the current market environment. Prior commitments related to the installation of networks and systems required to support a new processor relationship, these integrations were completed during the third quarter . 2008 salaries and payroll cost include share-based payments of $35,000 for the three months ended September 30, 2008. IT salaries and benefits increased 51% to $178,000 compared to the 9 months ended September 30, 2008as a direct result on these initiatives.

•

Selling, general and administrative expenses decreased $278,000 or 18.7 % to $1.2 million for the three months ended September 30, 2008 as compared to $1.5 million for the three months ended September 30, 2007. We experienced a decrease in chargeback and processing losses of $119,000, a decrease in the advertising of $63,000, and a decrease in travel, meals and entertainment of $51,000. Selling, general and administrative expense for the three months ended September 30, 2008 includes $8,000 of share based payments as well as $12,000 of expenses related the acquisition of COCARD .

•	Failed acquisition and offering costs were $0.4 million for the nine months ended September 30, 2008 and were attributable to the acquisition of Innovative Resource Alliance (IRA).
•

Notes receivable write downs of $1.0 million attributable to the planned acquisition of Innovative Resource Alliance (IRA) were recognized. As a result of their filing of bankruptcy we deemed the notes to be uncollectible during the three ended September 30, 2008 . This loan was provided to IRA in anticipation of the merger to insure there solvency during the transaction and had previously been intended to be written down as a cost of the overall acquisition.

•

One time impairment losses were $588,000 for the three months ended September 30, 2008 related to the impairment of intangible assets associated with an acquired merchant portfolio. Management is evaluating its options to recover some or all of this writedown.

•

Deferred customer acquisition cost amortization decreased $3,000 or 1.7% to $170,000 for the three months ended September 30, 2008 as compared to $173,000 for the three months ended September 30, 2007.

•	Depreciation and amortization increased $14,000 or 1.8% to $807,000 for the three months ended September 30, 2008 as compared to $793,000 for the three months ended September 30, 2007.
•

Total expenses related to acquisitions including failed acquisition costs and the write down of the note receivable from Innovative Resource Alliance during the three months ended September 30, 2008 were $1.4 million.

Operating Income (loss)

Operating income decreased $2.8 million to $(2.1) million for the three months ended September 30, 2008 from $0.7 million for the three months ended September 30, 2007. The decrease in operating income was primarily attributable to increased salaries and payroll costs related to initiatives in preparation for anticipated acquisitions and to failed acquisition and offering costs and impairment loss.

Other Expenses

Other expenses increased $24,000 to $1.52 million for the three months ended September 30, 2008 from $1.50 million for the three months ended September 30, 2007. Other expenses primarily consisted of $1.5 million related to interest expense for the three months ended September 30, 2008, which included cash interest and fees of $0.8 million and $0.8 million of non-cash interest related to the amortization of debt issuance costs and discount on long-term debt.

Income Tax

Income tax benefit decreased to $539,000 for the three months ended September 30, 2008 from a tax benefit of $719,000 for the three months ended September 30, 2007. The increase was primarily due to changes in net deferred tax assets and deferred tax liability balances as of the end of the three months.

Net loss

As a result of the above factors, net loss increased from $(0.1) million for the three months ended September 30, 2007 to $(3.1) million for the three months ended September 30, 2008.

Balance Sheet Information

	September 30, 2008	December 31, 2007

Selected Balance Sheet Data	(in thousands)
Cash and cash equivalents	$81	$995
Other current assets	2,425	2,981
Property and equipment, net	1,563	1,395
Goodwill and other intangibles with indefinite lives	43,466	43,459
Merchant portfolios, residual rights and other intangibles, net	10,877	13,569
Other assets	4,455	3,843
Total assets	$62,867	$66,242

Accounts payable and other current liabilities	$4,887	$3,902
Long-term debt and notes payable	32,466	31,841
Total liabilities	37,353	35,743
Total temporary equity	15,378	13,486
Total stockholders’ equity	10,136	17,013
Total liabilities, temporary equity and stockholders’ equity	$62,867	$66,242

September 30, 2008 Compared to December 31, 2007

Total assets decreased $3.4 million or 5.1% to $62.9 million at September 30, 2008 from $66.2 million at December 31, 2007. The decrease was primarily attributable to amortization of intangible assets. Additionally, deferred acquisition and financing costs, restricted cash, and property and equipment expanded commensurate with business growth and acquisition plans. Cash and cash equivalents decreased by $0.9 million to $81,000, as the result of cash flow from operations being less than cash flow used in financing and investing activities.

Receivables, which primarily result from merchant processing fees from our merchants during the processing month and the collections of those fees from our merchants at the beginning of the following month, as well as recognizing other revenue on an accrual basis and collecting the funds in the ensuing periods, decreased $0.5 million, or 19.3%, to $2.1 million at September 30, 2008 from $2.6 million at December 31, 2007. The decrease in receivables from merchants was primarily due to a change in timing and frequency of billing and collecting certain annual merchant fees.

Notes receivable included in other current assets decreased $145,000 as of September 30, 2008 due to a valuation allowance against the notes receivable from Innovative Resource Alliance, Inc.

Property and equipment, net increased $168,000 to $1.6 million, or 12.0% as of September 30, 2008 from $1.4 million as of December 31, 2007, due to the continued build-out of our technology infrastructure, primarily for the hardware and software required for the expansion of the company’s core operating platform and secure payment gateway.

Deferred offering and acquisition costs and other assets increased $0.8 million to $1.5 million as of September 30, 2008 compared to $714,000 as of December 31, 2007 as a result of costs associated with obtaining financing related to the acquisition of COCARD®.

Goodwill and other intangibles with indefinite lives increased $6,666 and merchant portfolio, residual rights and other intangibles decreased a net amount of $2.7 million or 19.8%, primarily from the amortization of those intangibles.

Total liabilities increased $0.7 million or 1.9% to $37.4 million at September 30, 2008 from $35.7 million at December 31, 2007.

Temporary equity of $15.4 million at September 30, 2008 increased $1.9 million from $13.5 million at December 31, 2007. The increase in temporary equity during the three months ended September 30, 2008 is attributable to the January 3, 2008 and March 4, 2008 and May 5, 2008 and September 15, 2008 amendments to the repurchase obligation or “Put Right” related to the Charge.com acquisition, which increased the redemption value of the stock by $1.9 million. This deemed dividend is offset by a charge to additional paid in capital.

While management has no assurances it can complete the transaction, it has entered into an agreement that would allow the company to purchase the put and all underlying shares for $2 million cash plus the return of the domain name to the Danzigs.

Total stockholders’ equity decreased $7.0 million from December 31, 2007, due to a net loss of $5.2 million and a deemed dividend of $1.9 million resulting from the increase in the value of the repurchase obligation related to the temporary equity which was charged to additional paid in capital during the nine months ended September 30, 2008.

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

Liquidity and Capital Resources

	Nine months ended September 30,
	2008	2007
Selected Statement of Cash Flows Data	(in thousands)
Cash flow from operations	$1,365	$ 1,623
Cash flow from investing activities	(1,172)	(2,853)
Cash flow from financing activities	(1,107)	(183)
Total change in cash	(915)	(1,412)
Cash balance, period end	$ 81	$ 1,358

At September 30, 2008, we had a cash balance of $81,000 compared to $1.0 million at December 31, 2007. Cash flow from operations may not be sufficient over the next twelve months to fund operating and debt obligations. We may continue to need debt and/or equity financing to meet our obligations. Management believes, but can not assure that this is achievable. If such financing could not be raised, we would attempt to reduce our operating expenses and capital expenditures or liquidate certain assets to pay this obligation.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern and improve its cash flow. The Company is actively pursuing additional funding and potential merger or acquisition candidates and strategic partners, which would enhance stockholders’ investment. In addition, management has implemented and will continue to implement reduction measures in operational costs. The Company has an active plan to reduce its operating costs by over $1 million annually. The Company has further established a cost savings committee with 2 members of the Board of Directors and the Chief Operating Officer. It is also anticipated that additional revenue from annual fees and PCI compliance fees should enhance revenue in the fourth quarter and contribute to improved liquidity.

Contingent cash payments over the next 12 months are as follows. Pursuant to the Charge.com acquisition, the former Charge.com shareholders (the “Charge Shareholders”) have the right to sell up to 9,398,058 shares of Pipeline common stock back to Pipeline at a price of $1.5662 per share, as of July 1, 2008, plus interest at an annual rate of 18% (the “Put Right”). On September 15, 2008, the Charge Shareholders entered into an Amended Put Modification Agreement (the “Amended Modification Agreement”) with the Company and Charge.com, Inc., a wholly-owned subsidiary of the Company. The Amended Put Modification Agreement has expired. On November 7, 2008 the Board of Directors approved an agreement with the former Charge.com shareholders agreeing to pay them $2 million in cash and return the Charge.com domain name to the former shareholders to extinguish the put right agreement. Then neither the former Charge.com shareholders nor the Company will have any further rights or obligations under the Charge.com acquisition agreement. The Charge Shareholders and the Company are currently documenting a settlement of the Put Right, which is subject to final agreement by the parties. No assurance can be provided that settlement will be reached. If settlement is not reached and the Charge Shareholders exercise their Put Right we would need debt and/or equity financing to meet this obligation. Management believes, but cannot assure that acquiring such financing is achievable. If financing could not be raised, we would attempt to re-negotiate the Put Right, reduce our operating expenses and capital expenditures or liquidate certain assets to pay this obligation.

Under the terms of certain processing services agreements, we could be required to purchase merchant account residual payments at a value of approximately $3.7 million if the sales agent exercises that right.

Pursuant to the Valadata acquisition, in the event certain milestones were reached by July 2007, we could have been required to pay the former Valadata shareholders up to an additional $782,631 and a subsequent installment of $782,631 in July 2008. The Company determined that the performance milestones were not met as of July 11, 2007 and that no further obligation exists to the former shareholders of Valadata, Inc. However, we did calculate the residuals of the underlying seller agents of Valadata and made milestone payments to all agents who reached their performance milestones. The former shareholders of Valadata, Inc. disagree with our determination. L60, the former stockholder of Valadata, alleges that Pipeline and Valadata breached certain agreements made in connection with Pipeline’s acquisition of Valadata, and seeks around $1.5M, plus attorneys’ fees and costs. Pipeline vigorously disputes the claims, have filed an answer denying any liability and have countersued plaintiff and various related parties for, among other things, breach of contract. The case has now proceeded to discovery and deposition.

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

Cash Flow Provided by (Used by) Operating Activities

Net cash provided by operating activities was $1.4 million for the nine months ended September 30, 2008, a decrease of $0.2 million from $1.6 million for the nine months ended September 30, 2007. Cash interest expense consumed $2.3 million for the nine months ended September 30, 2008, a decrease of $72,000 from the nine months ended September 30, 2007. Additionally, sources of cash of $305,000 resulted from changes in net operating assets and liabilities.

Cash Flow Provided by (Used by) Investing Activities

Net cash used by investing activities was $432,000 for the nine months ended September 30, 2008 as compared to a use of $2.9 million for the nine months ended September 30, 2007.
$739,700 of funds were invested in notes receivable during the nine months ended September 30, 2008 compared to $300,000 of funds provided from the repayment to us of outstanding notes receivable during the nine months ended September 30, 2007.

Total capital expenditures for the nine months ended September 30, 2008 were $422,000 compared to $340,000 invested in the nine months ended September 30, 2007. These expenditures were primarily related to the continued build-out of our technology infrastructure. We anticipate that these expenditures may increase as we further develop our technology.
Cash Flow Provided by (Used by) Financing Activities

Net cash used in financing activities was $1.1 million for the nine months ended September 30, 2008 as compared to $183,000 for the nine months ended September 30, 2007. Deferred offering costs increased $1.0 million during the nine months ended September 30, 2008 compared to $75,000 for the nine months ended September 30, 2007.

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

(Amounts in thousands)	Nine month period ended September 30		Three month period ended September 30
	2008	2007	2008	2007
Net (loss)	$(5,189)	$(2,033)	$(3,109)	$(107)
Interest expense	4,611	4,681	1,548	1,529
Income tax benefit	(1,398)	(1,198)	(539)	(719)
Depreciation and amortization	2,411	2,314	807	793
Amortization of customer acquisition costs	488	461	170	173
EBITDA	923	4,225	(1,123)	1,669
Non-recurring salary compensation	-	176	-	33
Stock-based compensation classified as salaries	118	104	35	25
Forfeitures of stock based compensation	-	(81)	-	-
Stock-based payments for services	89	191	8	49
Other non recurring expenses	-	59	-	89
Note receivable write-down	1,010	-	1,010	-
Failed acquisition and financing costs	361	-	361	-
Impairment loss	588	-	588	-
Adjusted EBITDA	$3,089	$4,674	$879	$1,865

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

Date: November 17, 2008

Exhibit 31.1

CERTIFICATIONS

I, MacAllister Smith, certify that:

1.      I have reviewed this quarterly report on Form 10-Q/A of Pipeline Data, Inc;

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

Date: November 17, 2008

By:	/s/ MacAllister Smith
Name:	MacAllister Smith
Title:	Chief Executive Officer, President

Exhibit 31.2

I, Donald Gruneisen, certify that:

1.      I have reviewed this quarterly report on Form 10-Q/A of Pipeline Data, Inc;

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

Date: November 17, 2008

By:	/s/ Donald Gruneisen
Name:	Donald Gruneisen
Title:	Chief Financial Officer

Exhibit 32

CERTIFICATIONS PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Pipeline Data Inc., a Delaware corporation (the “Company”), on Form 10-Q/A for the quarter ended September 30, 2008, as filed with the Securities and Exchange Commission (the “Report”), MacAllister Smith, Chief Executive Officer of the Company and , Donald Gruneisen, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to his knowledge:

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

Date: November 17, 2008

[A signed original of this written statement required by Section 906 has been provided to Pipeline Data Inc. and will be retained by Pipeline Data Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]