Form 10-K
period 2008-12-31
PIPELINE DATA INC
filed 2009-03-31
CIK 1086533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-50611

PIPELINE DATA INC.

Delaware	13-3953764
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4400 North Point Parkway

Alpharetta, GA 30022

(687) 867-6000

(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (678) 867-6000

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes	☐ No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes	☐ No	☒

Indicate by check mark if the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No     ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer ☐    Accelerated Filer  Non-Accelerated Filer ☐  Smaller reporting company☐ ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes	☐ No	☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter . (See definition of affiliate in Rule 12b-2 of the Exchange Act.). As of June 30, 2008, the market value of securities held by non-affiliates is $10,652,749 based on the average of the high and low bid prices as reported by Yahoo.com. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date: As of March 27, 2009, there were 39,021,519 shares of the registrant’s common stock, par value $0.001 issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or proxy information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. Form SC 14f-1 - statement regarding change in majority of directors as filed February 4, 2009; Forms 8k for the company filed through date of filing this Form 10-K.

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

ITEM 8A(T) Controls and Procedures

ITEM 8B Other Information

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance

ITEM 10. Executive Compensation

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

ITEM 12. Certain Relationships and Related Transactions, and Director Independence

ITEM 13. Exhibits

ITEM 14.Principal Accountant Fees and Services

ANNUAL REPORT ON FORM 10K FOR PIPELINE DATA INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Annual Report on Form 10-K for the year ended December 31, 2008 discusses financial projections, information or expectations about the products or markets of our company, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Annual Report, in “Management’s Discussion and Analysis”. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report. When considering such forward-looking statements, readers should keep in mind the risks referenced above and the other cautionary statements in this Annual Report.

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

We market and sell our products and services through an in-house sales force utilizing multiple lines of origination, including the Internet, call generation and other marketing media. We also market and sell our products and services by utilizing contractual relationships with 50 commercial banks and financial institutions comprising 411 bank branch locations, 7 credit unions, 30 Independent Sales Organizations(ISOs)/Value Added Resellers (VARs) and a national cell phone carrier.

Our revenues are derived primarily from the electronic processing of credit, charge and debit card transactions that are authorized and captured through third-party networks. Typically, fees charged to merchants for these processing services are based on a variable percentage of the dollar amount of each transaction, as well as an additional pre-determined transaction fee; we refer to these fees as interchange fees in this prospectus. Merchant customers may also be charged miscellaneous fees, including statement fees, annual fees, monthly minimums fees, fees for handling payment chargebacks, gateway fees and other miscellaneous services. Revenues are reported gross of amounts paid to sponsor banks, as well as interchange and assessments paid to credit card associations (such as MasterCard and Visa) under revenue sharing agreements pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. We have outsourced a portion of our services to third-party processors including, but not limited to, CTS Holdings, Inc. (a wholly owned subsidiary of First Data Corp), Fidelity National Card Services, Inc., Elavon, Inc., and Wells Fargo Bank, to whom, in each case, we remit a portion of the fee income for services they provide.

We were formed as a Delaware corporation in June 1997, and operate through several wholly owned subsidiaries:

SecurePay, which we acquired in March 2002;
Northern Merchant Services, Inc., which we refer to herein as NMSI, and which we acquired in August 2002;
Pipeline Data Processing, Inc., which we refer to herein as PDP;
Pipeline Data Portfolio Acquisitions, Inc, which we refer to herein as Pipeline Acquisitions;
Aircharge, Inc., which we refer to herein as Aircharge and which we acquired effective September 30, 2005;
PayPipe, Inc., which we refer to herein as PayPipe, and that we acquired on December 19, 2005;

Paynet Systems, Inc., which we refer to herein as Paynet, and that we acquired on July 3, 2006; and
Valadata, Inc., which we refer to herein as Valadata, and that we acquired on July 11, 2006.
CardAccept.com, Inc.

On February 17, 2009, we closed the transactions contemplated by the Stock Purchase Agreement between our company and Pipeline Holdings, LLC (“Holdings”), initially signed February 2, 2009, including the purchase of a $15 face amount preferred stock instrument by Holdings. On February 17, 2009, we requested that our transfer agent issue to Holdings 82,854,292 shares of our common stock,  $.001 par value, (“Common Stock”). On February 20, 2009 we filed a Certificate of Designations and Preferences for a new Series A Convertible Preferred Stock (“Series A Preferred”) and requested that our transfer agent issue to Holdings 5 million shares of Series A Preferred. Upon the effectiveness of amendments to our Certificate of Incorporation to increase our authorized shares of Common Stock to 500 million and our authorized shares of Preferred Stock, par value $0.001, (“Preferred Stock”) to 10 million, the Common Stock and Series A Preferred shall be automatically exchanged for 5 million shares of the Series B Convertible Preferred Stock (“Series B Preferred”). Series B Preferred is a $15 million face amount preferred convertible stock instrument convertible into our Common Stock at 12.2 cents per share with a 16% payment-in-kind (PIK). The 5 million Series B Preferred shall be initially convertible into 122,950,820 shares or 68% of our Common Stock subject to adjustments for any stock dividends, splits, combinations and similar events. As contemplated by the completed transaction, Pipeline Holdings, LLC has also made available to the Company a $15 million acquisition line of credit, maturing September 30, 2012.

Jack Rubinstein, Harold Denton, Larry Goldstein, Michael Greenburg, John Reeder and Kevin Weller have resigned from our board of directors effective February 17, 2009. MacAllister Smith resigned as Chief Executive Officer but will remain a director and has been appointed Vice Chairman of our company. Daniel Nenandovic has been appointed Chairman of the Board of Directors. Peter Kight, Randal McCoy and Timothy Agnew have been appointed Members of the Board of Directors. Additionally, Randal McCoy has been appointed Chief Executive Officer. Philip Chait has resigned as Corporate Secretary. General Counsel Sheila Corvino will remain as General Counsel but also has been appointed Corporate Secretary. James Plappert has resigned as Chief Marketing Officer.

As contemplated by the completed transaction, we have entered into a Management Agreement with ComVest Advisors, LLC, as Manager. The agreement contemplates the Manager providing us management services such as: (i) assisting the Company with establishing certain financial, accounting and administrative procedures; (ii) advising the Company with respect to future acquisition and disposition strategy; (iii) assisting the Company in developing tax planning strategies; (iv) providing directors, advisers and observers to the board of directors of the Company as provided by agreement between the parties; (v) assisting the Company in formulating risk management policies; and (vi) providing such other services as may be reasonably requested by the Company and may be agreed to by the Manager. We will pay the Manager a monthly fee equal to the greater of greater of $20,833 or 5% of EBITDA for the corresponding month; a 3% M&A fee of the aggregate enterprise value of any target acquisition candidate that we acquire, or if the we are acquired or any of our assets are sold. We will also reimburse the Manager for all reasonable out-of-pocket costs, fees or expenses incurred.

We have employed a strategy of entering financing arrangements to facilitate our business development. During the year ended December 31, 2006, we entered a financing arrangement with several institutional investors to issue $37.0 million of convertible notes and warrants. On February 17, 2009, we closed the restructuring our $37 million, 8% coupon convertible notes due June 29, 2010. These notes have now been restructured to a $42.1 million loan, with a 10% coupon until June 30, 2010 and a 14% coupon until June 30, 2011. The Company has the option to extend the notes for an additional year until June 30, 2012, at its sole discretion. As restructured, all convertible equity features have been removed from the notes and all11.1 million detached full-ratchet warrants have been terminated. The completion of the transactions contemplated by the Stock Purchase Agreement between our company and Holdings was a condition precedent to the effectiveness of restructuring Prior to closing of the transaction with Holdings, an Amendment No. 1 to the Securities Purchase Agreement among the more than 75% of the noteholders and our company (“Amendment No. 1”) was executed and held in escrow by lenders’ counsel. All noteholders have agreed to the restructured notes, which such restructuring is effective as of December 31, 2001.

On February 17, 2009, we extinguished an outstanding put right on 9,398,058 shares of Pipeline Data’s Common Stock held by the former shareholders of Charge.com, Inc., which was redeemable for approximately $16 million with interest accruing at 18%. This put right has been settled in full for $2 million in cash and the return of the Charge.com name with related domain rights, The 9,398,058 shares of Pipeline Common Stock have been returned to the Company, is being held in treasury and will be canceled. We have change the name of our Charge.com subsidiary to PayPipe, Inc.

Our Strategy

Our strategy is to build our business through acquisitions, organic growth and efficiency. We intend to aggressively grow the number of merchant accounts serviced through the solicitation of new merchant accounts and the acquisition of merchant portfolios and compatible businesses that feature recurring revenue payments. We intend to achieve efficiency by creating a processing and servicing operation that is efficient and scalable, meaning that we can easily expand our operations without significantly increasing our fixed costs. Management has extensive experience in the payment processing business and a history of providing reliable, customer-focused service to our merchants. Our platform of services is very flexible, enabling merchant customization and scalability to meet the requirements of high transaction volumes.

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

8

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

Cell Phone and PDA Devices

The SecurePay gateway allows the acceptance of credit card payments over wireless Internet devices, such as certain cell phones that utilize Palm OS, Java and Windows CE platforms. The wireless solution enables the merchant to process transactions utilizing airwaves, as opposed to traditional phone lines, for wireless transaction authorization and processing. Wireless enabled transaction authorization and processing in environments where traditional phone lines are unavailable, inconvenient and/or prohibitively expensive, affords merchants increased flexibility, mobility and security in processing card transactions. Further, wireless technology allows merchants that have relied on paper-based processing, where the ability to check if a card is stolen or credit limits exceeded is generally unavailable or inconvenient, to convert to electronic processing. In so doing, such merchants can also avoid the higher rates imposed by both Visa and MasterCard for paper-based transactions or key entered transactions. We intend to market our products and services to the wireless and mobile merchant sector.

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

The Small to Medium-sized Merchant Market

Small to medium-sized merchants generally have a lower volume of credit card transactions, are difficult to identify and have traditionally been underserved by credit card processors. We expect the small to medium-sized merchants we target to increasingly accept and benefit from the increased usage of card-based payment systems. By 2015, the majority of consumer payments around the world will have moved from cash to other payment mechanisms, according to Theodore Iacobuzio, managing director for TowerGroup’s Executive Research Office. In its research report, “The Cashless, Cardless Society: Coming Soon to a Paypoint Near You,” the TowerGroup said it believes payments will move increasingly toward a “pay-as-you-go” model that will enable consumers to use the Internet to buy what they want wherever they are. Although payments will increasingly move through the Web rather than cash or even plastic, the majority will still be funded by traditional bank relationships and run through established payment networks and infrastructure. Iacobuzio states, “While certain non-traditional players may make headway in taking share of new payments mechanisms, we believe that the payments network as a whole will remain firmly in the grip of financial services institutions.” Further, The Federal Services Policy Committee of the Federal Reserve System reported that the year 2003 marked the first time in United States history that electronic payment transactions (44.5 billion) exceeded the number of check transactions (36.7 billion). This expected shift in electronic payments is likely to continue for the foreseeable future and reflects the expanding role of technology and its impact on consumer spending within retail, financial and banking businesses. As a result, many small to medium-sized businesses are seeking, and we expect many new small to medium-sized businesses to seek, to provide customers with the ability to pay for merchandise and services using credit or debit cards, including those in industries that have historically accepted cash and checks as the only forms of payment for their merchandise and services. Our historic and continuing strategy is to expand our company by aggressively growing the number of merchant accounts serviced and by creating a processing and servicing operation that is efficient and scalable. We believe this will allow us to more easily expand our operations without significantly increasing our fixed costs. We also intend to grow the number of accounts we service through a combination of external acquisitions and internal sales efforts. We have created an efficient and scalable processing and servicing operation by employing talented team members, utilizing state-of-the-art technology and differentiating between what should be serviced in house and what should be outsourced, in order to maximize resources while providing better service to our clients. We believe that the development of our company to date demonstrates how we have implemented our strategy.

The proliferation of credit and debit cards has made the acceptance of card-based payment a necessity for businesses, both large and small, in order to remain competitive. We believe that these businesses are experiencing increased pressure to accept card-based payment methods in order to remain competitive and to meet consumer expectations. As a result, many of these small to medium-sized businesses are seeking, and we expect many new small to medium-sized businesses to continue to seek to provide customers with the ability to pay for merchandise and services using credit or debit cards, including those in industries that have historically accepted cash and checks as the only forms of payment for their merchandise and services. Historically, the larger acquiring banks have marketed credit card processing services to national and regional merchants and have not focused on small to medium-sized merchants, as small to medium-sized merchants are often perceived as too difficult to identify and expensive to service. This created an opportunity for non-banks, such as our company, which recognized the business potential of providing electronic processing to these small to medium-sized merchants. We have focused our marketing efforts on small to medium-sized merchants, which have traditionally been underserved by processing banks. We understand the unique characteristics of this market segment and have tailored our marketing and servicing efforts accordingly. We are able to provide electronic processing systems at rates that generally are lower than those available from small local processors as a result of our transaction volume. We serve a diverse portfolio of small to medium-sized merchants. No single merchant accounted for more than 3% of our aggregate transaction volume for 2008. This merchant diversification makes us less sensitive to shifting economic conditions in the industries or regions in which our merchants operate. We believe that the loss of any single merchant would not have a material adverse effect on our financial condition or results of operations.

Merchant attrition is an expected aspect of the credit card processing business. Historically, our attrition has related to merchants going out of business, merchants returning to local processing banks or merchants transferring to competitors for rates we were unwilling to match. We expect merchant attrition in the ordinary course of business, however, we believe the low average transaction volume of the merchants whose accounts we service make them less likely to change providers because of the inconveniences associated with a transfer. During 2008, we experienced an average monthly attrition of approximately 2% of our total charge volume, taking into consideration each of the acquisitions during this period. Much of our attrition is related to newly formed small businesses that ultimately fail. Because the transaction volumes of these unsuccessful businesses typically never reach meaningful levels; they do not significantly contribute to the profitability of our business. Accordingly, our merchant attrition related to failed businesses does not significantly reduce our revenues.

Merchant fraud is another expected aspect of the credit card processing business. Currently, we are responsible for fraudulent credit card transactions of our merchants on approximately 50% of our merchant customers, but we expect this percentage to increase in calendar year 2009. Examples of merchant fraud include inputting false sales transactions or false credits. We, along with our processing banks, monitor merchant charge volume, average charge and number of transactions, as well as check for unusual patterns in the charges, returns and chargebacks processed. As part of our fraud avoidance policies, we generally will not process for certain types of businesses which provide future services wherein incidents of fraud have been common.

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

Independent Sales Organization Partnering

Generally, ISO partnering involves engaging an ISO to market and sell our products and services on a non-exclusive basis. An ISO that 1desires to refer a merchant customer to us will procure the merchant and submit it to us on the merchant’s behalf. Thereafter, the ISO will sell or lease hardware and software to the merchant.

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

We have agreements with several banks that sponsor us for membership in the Visa and MasterCard card associations and settle card transactions for our merchants. Our sponsoring banks include US Bancorp, Wells Fargo Bank N.A. and Palm Desert National Bank. All may terminate their agreements with us if we materially breach the agreements and do not cure the breach within 30 days, if our membership with Visa or MasterCard terminates, if we enter bankruptcy or file for bankruptcy, or if applicable laws or regulations, including Visa and MasterCard regulations, change to prevent either the applicable bank or us from performing our services under the agreement. We have agreements with our processing banks to provide for us to continue to receive revenues so long as (i) the merchants subject to the agreements process credit card transactions with the banks, (ii) we provide appropriate service to the merchants and (iii) we otherwise remain in compliance with the terms of the agreement. We provide transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools pursuant to non-exclusive contractual relationships with processing banks that are members of Visa and MasterCard. These processors include CTS Holdings, Inc. (a wholly owned subsidiary of First Data Corp) and Elavon, Inc. Our processing banks withhold from the merchants a discount rate and various fees for the processing of each credit card transaction. From our discount rate revenues, amounts are paid to the issuing bank, the network service provider, Visa or MasterCard and to the processing bank.

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

To date, we have relied primarily on two banks/processors to process our clients’ credit card transactions: Wells Fargo Bank N.A./CTS Holdings, Inc., or Wells/CTS, and U.S. Bancorp/Elavon, Inc.., or USB/NIS. Currently, our arrangement with our principal bank/processor, Wells/CTS, constitutes approximately 75% of our aggregate merchant base. Our arrangement with our second largest bank/processor, USB/NIS, constitutes approximately 16% of our aggregate merchant base. The remaining 9% of our aggregate merchant base consists of various rights to receive recurring revenue payment agreements, which, in the main, do not subject us to chargeback liability but have limited contractual rights to the merchants serviced. Our primary processing agreements may be terminated by either party in the event of default, insolvency or receivership, failure to make payments when due or to abide by the rules and regulations of Visa and MasterCard. In March 2008, we entered into a new bank sponsorship agreement with Palm Dessert National Bank.

Competition and our Competitive Position in the Market

The payment processing industry is highly competitive. We compete in this market on the basis of:

•	quality of service;
•	support and reliability of service;
•	ability to evaluate, undertake and manage risk;
•	speed in approving merchant applications;
•	technological capability;
•	price; and
•	availability of additional features.

Both large and small companies compete with us in providing payment processing services and related services. Large competitors include First Data Merchant Services Corp., Global Payments, Inc., iPayment, Heartland Payment Systems, Inc. and Elavon, Inc., a subsidiary of U.S. Bancorp, that serve a broad market spectrum from large to small merchants and provide ATM and other payment-related services and systems, in addition to card-based payment processing. There are also a large number of smaller competing transaction processors that provide various services to small to medium-sized merchants. We also compete with local, regional and national banks that have internal sales forces and/or have developed relationships with independent service organizations that are our competitors. Many of our competitors have substantially greater capital resources than we have and operate as subsidiaries of financial institutions or bank holding companies, which may allow them on a consolidated basis to own and conduct depository and other banking activities that we do not have the regulatory authority to own or conduct.

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

16

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements

We have a trademark for Aircharge. We had the Charge.com trademark but returned this as part the February 17, 2009 settlement of an outstanding put right on 9,398,058 shares of Pipeline Data’s Common Stock held by the former shareholders of Charge.com, Inc., which was redeemable for approximately $16 million with interest accruing at 18%. This put right has been settled in full for $2 million in cash and the return of the Charge.com name with related domain rights, The 9,398,058 shares of Pipeline Common Stock have been returned to the Company and will be canceled. We have no other patents, trademarks, franchises, concessions or royalty agreements. We are continuously developing software for use in four principal areas: (i) applications for Internet-based and wireless transactions; (ii) transaction switching; (iii) the SecurePay suite of products and (iv) customer service and fraud. We regard our proprietary software as protected by trade secret and copyright laws of general applicability and attempt to safeguard our software through the protection afforded by the above-referenced laws, third-party non-disclosure agreements, licensing agreements and other methods of protection. Despite these precautions, it may be possible for unauthorized third- parties to copy, obtain or reverse engineer certain portions of our software or to otherwise obtain or use other information we regard as proprietary. While our competitive position may be affected by our ability to protect our software and other proprietary information, we believe that the protection afforded by trade secret and copyright laws is less significant to us than other factors such as the knowledge, ability and experience of our personnel and the continued pursuit and implementation of our operating strategies.

We currently license certain software from third-parties to supplement our internal software and technology development and to shorten time-to-market software application product deliveries.

Employees and Labor Contracts

As of December 31, 2008, we employed 109 full-time and 4 part-time personnel, including 17 information systems and technology, 13 operations and 83 sales and administration. Many of our employees are highly skilled, and we believe our future viability will depend in large part on our ability to attract and retain such employees. We have employment agreements with several individuals, including our chief operating officer, chief financial officer, our chief technology officer and chief marketing officer. None of our employees are represented by a labor union, and we have experienced no work stoppages. We consider our employee relations to be good.

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

We are engaged in the payment processing and services business and have acquired payment processing related businesses and portfolios of merchant accounts to grow our business, both of which require substantial capital and other expenditures. As a result, we have not maintained profitability and may continue to incur losses in the future. We had net losses of $35.7 and $2.0 million for the years ended December 31, 2008 and 2007, respectively. We intend to continue to acquire businesses and merchant account portfolios. In addition, we expect our cash needs to increase significantly within the next two years to meet potential earn-out and share retirement obligations under existing merger and acquisition agreements.

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

We have incurred substantial debt in connection with the financing of our operations and acquisitions. We incurred debt in the principal amount of $42.1 million in connection with the amended Centrecourt Financing. Substantial indebtedness could impair our ability to obtain additional financing for working capital expenditures or further acquisitions. Covenants governing any indebtedness we incur would likely restrict our ability to take specific actions, including our ability to pay dividends or distributions, redeem or repurchase our capital stock, issue, sell or allow distributions on capital stock of our subsidiaries, enter into transactions with affiliates, merge, consolidate or sell our assets, or make capital expenditure investments. In addition, the use of a substantial portion of the cash generated by our operations is used to cover debt service obligations. Security interests granted on our assets could limit our financial and business flexibility.

If an event of default occurs under the secured note we issued in connection with the Centrecourt Financing, it could result in a material adverse effect on our business operating results, or financial condition as the investors maintain a first priority security interest in all of our assets and the assets of our business.

On June 29, 2006, we issued $37.0 million in convertible notes in connection with the Centrecourt Financing. These notes have now been restructured to a $42.1 million loan, with a 10% coupon until June 30, 2010 and a 14% coupon until June 30, 2011. The Company has the option to extend the notes for an additional year until June 30, 2012, at its sole discretion. As restructured, all convertible equity features have been removed from the notes and all11.1 million detached full-ratchet warrants have been terminated. The completion of the transactions contemplated by the Stock Purchase Agreement between our company and Holdings was a condition precedent to the effectiveness of restructuring Prior to closing of the transaction with Holdings, an Amendment No. 1 to the Securities Purchase Agreement among the more than 75% of the noteholders and our company (“Amendment No. 1”) was executed and held in escrow by lenders’ counsel. All noteholders have agreed to the restructured notes, which such restructuring is effective as of December 31, 2001.The investors in the Centrecourt Financing have a first priority security interest in all of our assets.

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

•	breach of any warranty or material representation made in the note or in any agreement made in connection therewith; or

•	any form of bankruptcy or insolvency proceeding instituted by or against us which is not vacated in sixty (60) days; or

•	a change in control, as defined by the note.

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

We are authorized to issue 150,000,000 shares of our common stock. As of December 31, 2008, there were 49,815,269 shares of common stock issued and outstanding. On February 17, 2009, we requested that our transfer agent issue to Holdings 82,854,292 shares of our common stock,  $.001 par value, (“Common Stock”). On February 20, 2009 we filed a Certificate of Designations and Preferences for a new Series A Convertible Preferred Stock (“Series A Preferred”) and requested that our transfer agent issue to Holdings 5 million shares of Series A Preferred. Upon the effectiveness of amendments to our Certificate of Incorporation to increase our authorized shares of Common Stock to 500 million and our authorized shares of Preferred Stock, par value $0.001, (“Preferred Stock”) to 10 million, the Common Stock and Series A Preferred shall be automatically exchanged for 5 million shares of the Series B Convertible Preferred Stock (“Series B Preferred”). Series B Preferred is a $15 million face amount preferred convertible stock instrument convertible into our Common Stock at 12.2 cents per share with a 16% payment-in-kind (PIK). The 5 million Series B Preferred shall be initially convertible into 122,950,820 shares or 68% of our Common Stock subject to adjustments for any stock dividends, splits, combinations and similar events. The conversion of this preferred stock will have an adverse effect on the holders of common stock.

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

Because we are not a bank, we are unable to belong to and directly access the Visa and MasterCard bankcard associations. Visa and MasterCard operating regulations require us to be sponsored by a bank in order to process bankcard transactions. We are currently registered with Visa and MasterCard through the sponsorship of banks that are members of the card associations. Our sponsoring banks include US Bancorp, Wells Fargo Bank N.A and Palm Desert National Bank. If these sponsorships are terminated and we are unable to secure a bank sponsor, we will not be able to process bankcard transactions. Furthermore, our agreements with our sponsoring banks give the sponsoring banks substantial discretion in approving certain elements of our business practices, including our solicitation, application and qualification procedures for merchants, the terms of our agreements with merchants, the processing fees that we charge, our customer service levels and our use of ISOs, which we define as any non-bank party that sells card-based payment processing services to merchants, that markets and services electronic credit card authorization and payment systems to merchants located throughout the United States. We are unable to guarantee that our sponsoring banks’ actions under these agreements will not be detrimental to us.

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

We rely on agreements with several other large payment processing organizations to enable us to provide card authorization, data capture, settlement, and merchant accounting services and access to various reporting tools for the merchants we serve. We also rely on third parties to whom we outsource specific services, such as reorganizing and accumulating daily transaction data on a merchant-by-merchant and card issuer-by-card issuer basis and forwarding the accumulated data to the relevant bankcard associations. Our card payment processors include CTS Holdings, Inc. (a wholly owned subsidiary of First Data Corp.), Fidelity National Card Services, Inc. and Elavon, Inc.

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

We have contractual relationships with 50 banks, comprising over 411 bank branch locations, and 7 credit unions that serve as referral sources for our products and services to merchants seeking to establish an account with a payment processor. Our failure to maintain our relationships with these banks could adversely affect our revenues and internal growth and increase our merchant attrition.

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

We experience attrition in merchant charge volume in the ordinary course of business resulting from several factors, including business closures, transfers of merchants’ accounts to our competitors and account “closures” that we initiate due to heightened credit risks relating to, and contract breaches by, a merchant. During 2008, we experienced average attrition of 2% of merchant transaction charge volume per month. In addition, substantially all of our processing contracts with merchants may be terminated by either party on relatively short notice, allowing merchants to move their processing accounts to other providers with minimal financial liability and cost. Increased attrition in merchant charge volume may have a material adverse effect on our financial condition and results of operations. We may not be able to accurately predict the level of attrition in the future, particularly in connection with our recent acquisitions of merchant account portfolios. If we are unable to increase our transaction volume or establish accounts with new merchants in order to counter the effect of this attrition, or, if we experience a higher level of attrition in merchant charge volume than we anticipate, our revenues will decrease.

The loss of key personnel or damage to their reputations could adversely affect our relationships with ISOs, card associations, bank sponsors and our other service providers, which would adversely affect our business.

Our ability to run our business depends upon the continued services of our senior management and other key employees, in particular Randall McCoy, our Chief Executive Officer, all of whom have substantial experience in the payment processing industry and the small to medium-sized merchant markets in which we offer our services. In addition, our ability to execute our business strategy will depend in large part upon the reputation and influence within the industry of Mr. McCoy, who has, along with our other senior managers, over their years in the industry, developed long-standing and highly favorable relationships with ISOs, card associations, bank sponsors and other payment processing and service providers. We would expect that the loss of the services of one or more of our key employees, particularly Mr. McCoy, would have an adverse effect on our operations. We would also expect that any damage to the reputation of our senior managers, including Mr. McCoy, would adversely affect our business. Currently, we do not maintain “key person” life insurance on any employees.

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

We experience attrition in merchant charge volume in the ordinary course of business resulting from several factors, including business closures, transfers of merchants’ accounts to our competitors and account “closures” that we initiate due to heightened credit risks relating to, and contract breaches by, a merchant. During 2008, we experienced average attrition of 2% of merchant transaction charge volume per month. In addition, substantially all of our processing contracts with merchants may be terminated by either party on relatively short notice, allowing merchants to move their processing accounts to other providers with minimal financial liability and cost. Increased attrition in merchant charge volume may have a material adverse effect on our financial condition and results of operations. We may not be able to accurately predict the level of attrition in the future, particularly in connection with our recent acquisitions of merchant account portfolios. If we are unable to increase our transaction volume or establish accounts with new merchants in order to counter the effect of this attrition, or, if we experience a higher level of attrition in merchant charge volume than we anticipate, our revenues will decrease.

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

We have a trademark for Aircharge and we rely on common law rights to protect our marks and logos. We do not rely heavily on the recognition of our marks to obtain and maintain business. We have recently applied for trademark registration for certain of our marks. However, we cannot assure you that any such applications will be approved. Even if they are approved, these trademarks may be challenged by others and/or invalidated. Our trademark registrations may not be approved because third parties own these trademarks, or our use of these trademarks may be restricted or completely prohibited unless we enter into agreements with these parties, which may not be available on commercially reasonable terms or at all.

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

As of December 31, 2008, our officers and directors beneficially own approximately 44% of our outstanding common stock. As of the close of the Pipeline Holdings Investment Accordingly, these stockholders, acting together, will be able to exert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders may dictate the day-to-day management of our business. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination or a sale of all or substantially all of our assets.

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

We currently have a significant number of shares of common stock which may be issued in the future. As of December 31, 2008, there are 49,815,269 shares of our common stock outstanding. In addition, there are 12,150,309 options to purchase an equal number of shares outstanding under our Non-Statutory Incentive Stock Option Plan. , On February 20, 2009 we filed a Certificate of Designations and Preferences for a new Series A Convertible Preferred Stock (“Series A Preferred”) and requested that our transfer agent issue to Holdings 5 million shares of Series A Preferred. Upon the effectiveness of amendments to our Certificate of Incorporation to increase our authorized shares of Common Stock to 500 million and our authorized shares of Preferred Stock, par value $0.001, (“Preferred Stock”) to 10 million, the Common Stock and Series A Preferred shall be automatically exchanged for 5 million shares of the Series B Convertible Preferred Stock (“Series B Preferred”). Series B Preferred is a $15 million face amount preferred convertible stock instrument convertible into our Common Stock at 12.2 cents per share with a 16% payment-in-kind (PIK). The 5 million Series B Preferred shall be initially convertible into 122,950,820 shares or 68% of our Common Stock subject to adjustments for any stock dividends, splits, combinations and similar events.

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

As of the filing of this Form 10-K, we are required to document, evaluate, and test our internal control procedures under Section 404 of the Sarbanes-Oxley Act and the related rules of the Securities and Exchange Commission. Effective internal controls are necessary for us to produce reliable financial reports and are important in helping prevent financial fraud. If we are unable to achieve and maintain adequate internal controls, our business and operating results could be harmed.

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

Item 3. Legal Proceedings.

 Pipeline:

On June 29, 2006, the Company entered into a $37 million convertible debt financing with a group of institutional investors. Under the terms of agreement, the Company issued convertible notes that accrue interest at a rate of 8% per annum, payable quarterly in arrears beginning on October 2, 2006. A member of the lending group which loaned our Company $1,000,000 is Iroquois Master Fund Ltd. On April 10, 2007, Iroquois Master Fund provided our Company a written default notice stating that the Company had failed to pay interest on their note and provided us their wire details. Immediately upon receipt of the wire details, the Company made full payment of the interest due. The Company’s position is that there was miscommunication of payment details and a good faith attempt on the Company’s part to communicate this to Iroquois Master Fund. The Company’s position is after payment of interest, management believed in good faith that the matter was addressed to the satisfaction of both parties On April 20, 2007; the Company received a second default notice seeking penalties and stating their rights under default. The Company promptly paid the $3,406 penalty to the account provided. The lenders’ rights under default are the payment of 125% of the principal amount due plus interest and penalties. Iroquois Master Fund has filed suit against the Company on June 19, 2007 in the Supreme Court of the State of New York County of New York for breach of contract. The Company firmly believes that it has acted in good faith and plaintiff’s claim is without merit. The Company has retained counsel and will vigorously defend this action. The case citation is Iroquois Master Fund, Ltd. v. Pipeline Data, Inc., Index No. 602059/2007, Supreme Court of the State of New York, County of New York. On December 31, 2008 Iroquois Master Fund waived all alleged defaults and agreed to withdraw its action against the Company.

On July 10, 2006, we acquired Valadata, Inc., a retail merchant credit card processing provider catering primarily to the restaurant industry. We also acquired a separate retail portfolio. The purchase price for Valadata was $5.4 million in cash and an additional $1.5 million over the next two years, subject to performance milestones. The purchase price for the separate retail portfolio was $500,000. The Company determined that the performance milestones were not met as of July 10, 2007 and that no further obligation exists to the former shareholders of Valadata, Inc. However, we did calculate the residuals of the underlying seller agents of Valadata and made milestone payments to all agents who reached their performance milestones. The former shareholders of Valadata, Inc. disagree with our determination. In October 2007, L60, Inc. (comprised of former Valadata shareholders) filed suit against Pipeline Data, Inc. in Maricopa County Superior Court. In its complaint, L60 alleges that Pipeline and Valadata breached certain agreements made in connection with Pipeline’s acquisition of Valadata, and seeks around $1.5M, plus attorneys’ fees and costs. Pipeline vigorously disputes the claims, has filed an answer denying any liability and has countersued plaintiff and various related parties for, among other things, breach of contract and tortious interference with contractual relationships. Pipeline’s counterclaims seek compensatory damages, as well as attorneys’ fees. In February of 2008, the Court dismissed Pipeline’s tort claims without prejudice to the extent they are grounded in their contracts with L60, but their contract claims against L60 and its principals remain.   Pipeline reached a settlement with respect to its claim for tortious interference against a third party. On  February 27, 2009, Pipeline Data filed a motion for summary judgment on all remaining claims made by L60, Inc.

On Friday, May 16, 2008, The Company And COCARD(R) Marketing Group, LLC ("COCARD") Signed A Definitive Merger Agreement, Subsequently Amended in September 2008 in an Amended and Restated Agreement And Plan Of Merger, (The "Agreement") for Pipeline to acquire COCARD for approximately $79.5 million in cash and notes plus future considerations based on performance. COCARD is a Nashville, Tennessee-based merchant services provider comprised of 73 independent sales offices catering primarily to small and medium-sized retail accounts. COCARD processes over $3 billion of credit card transactions annually from its base of over 26,000 merchants.

Section 7.1 of the Agreement provided the conditions to the parties’ obligations to close. Section 7.1 (r) provides that a condition precedent to Pipeline’s obligation to close is to "have consummated transactions with Comvest Investment Partners or one of its Affiliates pursuant to which [Pipeline] receives an investment of at least $50,000,000." This investment was not consummated and, thus, the Company maintains the obligation to close has not been triggered.

The Company has notified CoCard that pursuant to Section 9.1(b) of the Agreement Pipeline has terminated the Agreement. Section 9.1(b) provides that "[Pipeline] may terminate this Agreement by giving written notice to the Company at any time prior to the Closing ... (ii) if the Closing shall not have occurred on or before the twentieth (20th) business day following August 31, 2008, by reason of the failure of any condition precedent under Section 7.1 hereof; provided, however, that the right to terminate this Agreement under this Section 9.1(b) shall not be available to [Pipeline] if [Pipeline]’s action or failure to act has been a principal cause of or resulted in the failure of the Merger to occur on or before such date and such action or failure to act constitutes a breach of this Agreement (provided, that each of the Parties acknowledges and agrees that the failure to satisfy the condition set forth in Section 7.1(r) shall not be deemed to be an action or failure to act by [Pipeline] hereunder, and [Pipeline] shall be entitled to terminate this Agreement in the event of a failure to satisfy the condition set forth in Section 7.1(r))." On February 2, 2009, the Company filed a Motion to Dismiss all claims filed against it by CoCard. Our Stock Purchase Agreement with Pipeline Holdings, LLC dated February 2, 2009 contains an indemnification provision to indemnify against claims arising out of such agreement.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Market information.

The company’s $0.001 par value common stock is listed on the NASD OTCBB under the ticker symbol “PPDA”. The following table sets forth the highest and lowest prices quoted for our common stock, during the most recent eight quarters between January 1, 2007 and December 31, 2008. The closing quote for our common stock on March 25, 2009 was $0.20. The quotations reflect inter-dealer prices, with no retail mark-up, mark-down or commissions, and may not represent actual transactions.

	Year Ended December 31, 2008		Year Ended December 31, 2007
Three months ended:	High Bid	Low Ask	High Bid	Low Ask
March 31	0.45	0.40	1.30	0.81
June 30	0.58	0.52	1.20	0.80
September 30	0.35	0.28	0.97	0.52
December 31	0.08	0.07	0.94	0.57

(b) Holders.

As of December 31, 2008, there were approximately 96 shareholders of record of our common stock.

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

36

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

•

We also market and sell our products and services by utilizing contractual relationships with 50 commercial banks and financial institutions comprising 411 bank branch locations, 7 credit unions, 30 Independent Sales Organizations(ISOs)/Value Added Resellers (VARs) and a national cell phone carrier.

•	Pipeline is one of a limited number of companies to be deemed by Visa as both Visa Cardholder Information Security Program (CISP) compliant and an authorized merchant payment processor.

•	Pipeline distinguishes itself from competitors by its VISA certification, its technology, its operating efficiencies and its marketing ability.

•	Pipeline's technology includes:

Online proprietary digital applications,
Proprietary shopping cart and gateway services,
Wireless cellular phone software to enable mobile card payment acceptance.

Overview – Financial and Operational Highlights – Twelve months ended December 31, 2008

Following are some financial and operational highlights that are further explained in the paragraphs that follow.

•

Gross Profit, which is defined as total revenue less interchange fees, cost of services sold and cost of goods sold, decreased 2.0% to $ 17.3 million for the year ended December 31, 2008 from $17.7 million during the year ended December 31, 2007.

•	Revenues decreased $4.0 million or 8% to $45.9 million for the year ended December 31, 2008 from $49.9 million for the year ended December 31, 2007.
•

Operating Income decreased to $13.9 million for the year ended December 31, 2008 from $1.9 million during the year ended December 31, 2007. Operating Income, as a percentage of sales, decreased to 30.2% for the year ended December 31, 2008 as compared to 3.7% for the year ended December 31, 2007.

•

Our processing volume for the twelve month ended December 31, 2008 was $1.3 billion, a 13% decrease from the $1.5 billion processed during the same period in 2007. This decrease is attributable to the termination of unprofitable accounts and a net loss of merchant accounts.

•	Net loss increased from $2.0 million to $35.4 million for the year ended December 31, 2008 compared to the year ended December 31, 2007.

•	During the third quarter 2008 the Company completed its annual PCI audit.

•	A SecurePay digital signature application was implemented.

37

•

Our Fidelity National Information Services (FIS)/Palm Desert National Bank boarding and settlement processes were implemented. We expect to see increased positive benefits in the next year as we continue to put new customers on this system.

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

Merchant Deposits and Loss Reserves

We follow the Financial Accounting Standards Board Interpretation No. 45: Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"), which requires all guarantees to be recorded at their fair value at inception. We believe our potential liability for the full amount of the operating losses discussed above is a guarantee under FIN 45. We estimate the fair value of these guarantees by adding a fair value margin to our estimate of losses. This estimate of losses is comprised of known losses and a projection of future losses based on a percentage of direct merchant credit card and debit card sales volumes processed. Disputes between a cardholder and a merchant periodically arise due to the cardholder's dissatisfaction with merchandise quality or the merchant's service, and the disputes may not always be resolved in the merchant's favor. In some of these cases, the transaction is ''charged back'' to the merchant and the purchase price is refunded to the cardholder by the credit card-issuing institution. If the merchant is unable to fund the refund, we are liable for the full amount of the transaction. We maintain deposits from certain merchants as an offset to potential contingent liabilities that are the responsibility of such merchants. At December 31, 2008 and December 31, 2007, we held merchant deposits totaling $1,048,000 and $538,000, respectively. Additionally, we have a recovery team that is responsible for collecting "charge backs". Our company evaluates its ultimate risk and records an estimate of potential loss for charge backs related to merchant fraud based upon an assessment of actual historical fraud loss rates compared to recent processing volume levels. At December 31, 2008 and December 31, 2007, our loss reserve totaled $503,000 and $214,000 respectively.

Deferred Customer Acquisition Costs

Deferred customer acquisition costs consist of up-front signing bonus payments made to sales personnel (our sales force), and cash payments made to external vendors resulting in the establishment of new merchant relationships. Deferred acquisition costs represent incremental, direct customer acquisition costs that are recoverable through future operations, contractual minimums, and/or penalties in the case of early termination. The deferred customer acquisition costs are amortized over the three-year term of the contract the merchant enters into with us. In the event the customer cancels the contract or ceases operations, we expense the un-amortized balance of deferred acquisition costs. Generally, the acceleration or expensing of any unamortized deferred acquisition cost is offset by a termination fee the company charges the customer for opting out of their contractual obligation.  During the year ended December 31, 2008, we incurred $3.3 million of customer acquisition related expenses, of which, $774,000 was capitalized.  During the year ended December 31, 2007, we incurred $3.3 million of customer acquisition related expenses of which, $658,000 was capitalized.  We amortized $666,000 and $625,000 of previously capitalized customer acquisition costs for the year ended December 31, 2008 and 2007, respectively.

Management evaluates the deferred customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage quarter of origination, the active accounts against the original acquired accounts in relationship to the carrying amount of the deferred customer acquisition costs. Our deferred customer acquisition cost was approximately $592,000 and $483,000 as of December 31, 2008 and December 31, 2007, respectively.

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

	Year ended December 31, 2008	Year ended December 31, 2007
Net loss attributable to common equity holders for purposes of computing basic and diluted earnings per share	$(35,716,846)	$(1,970,054)
Less: Deemed dividend on common stock subject to put obligation	(2,558,443)	(908,576)
Net loss for purposes of computing basic and diluted earnings per share	$(38,275,289)	$(2,878,630)
Weighted average shares outstanding - basic and diluted	49,815,269	48,762,004
Basic and diluted (loss) per common share attributable to common equity holders:	$(0.72)	$(0.04)
Basic and diluted (loss) per common share after deemed dividend:	$(0.77)	$(0.06)

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The following table shows certain income statement data as a percentage of revenue for the year ended December 31, 2008 compared to the year ended December 31, 2007 (in thousands of dollars):

	Year Ended December 31, 2008	% ofRevenue	Year Ended December 31, 2007	% ofRevenue	Change	% Change
Revenue	45,920	100.0%	49,903	100.0%	(3,983)	(8.0%)
Interchange	21,421	46.6%	23,157	46.4%	(1,736)	(7.5%)
Other cost of services/goods sold	7,241	15.8%	9,030	18.1%	(1,789)	(19.8%)
Total costs of services and goods sold	28,662	62.4%	32,187	64.5%	(3,525)	(11.0%)
Gross profit	17,258	37.6%	17,716	35.5%	(458)	(2.6%)
Salaries and payroll costs	7,568	16.5%	6,645	13.3%	923	13.9%
Other selling, general and administrative	5,630	12.3%	5,464	10.9%	166	3.0%
Notes receivable writedown	1,010	2.2%	-		1010

Failed acquisition and offering costs	929	2.0%	-		929
Impairment loss	11,961	26.0%	-		11,961
Customer acquisition cost amortization	666	1.5%	625	1.3%	41	6.6%
Depreciation and amortization	3,353	7.3%	3,114	6.2%	239	7.7%
Total operating expenses	31,117	67.8%	15,848	31.8%	15,269	96.3%
Income (loss) from operations	(13,859)	(30.2%)	1,868	3.7%	(15,727)	(842.3%)

Other income (expenses)	(23,271)	(50.7%)	(6,116)	(-12.3%)	(17,155)	280.6%
Loss before income taxes	(37,130)	(80.9%)	(4,248)	(8.5%)	(32,882)	774.1%
Income tax benefit	(1,413)	(3.1%)	(2,278)	(4.6%)	865	(38.0%)
Net loss	(35,717)	(77.8%)	(1,970)	(3.9%)	(33,747)	1713.0%

Comparisons of year ended December 31, 2008 and year ended December 31, 2007

Revenues

Revenues decreased $4.0 million or 8% to $45.9 million for the year ended December 31, 2008 from $49.9 million for the year ended December 31, 2007. This decrease was primarily attributable to a reduction in overall transaction volume resulting in large measure from the removal of unprofitable accounts, accounts deemed to subject the company to unusually high levels of risk during the current economic recession, and closed merchant accounts. $2.7 million of the decrease is related to our acquired merchants in Valadata which is the subject of a current litigation.

Interchange Expenses

Interchange expenses decreased $1.7 million or 7.5% to $21.4 million for the year ended December 31, 2008 from $23.2 million for the year ended December 31, 2007. The decrease was primarily attributable to a 14% decrease in processing volume to $1.3 billion for the year ended December 31, 2008 from $1.5 billion for the year ended December 31, 2007.

Other Cost of Goods and Services Sold

Other costs of goods and services sold decreased $1.8 million or 19.8% to $7.2 million for the year ended December 31, 2008 as compared to $9.0 million for the year ended December 31, 2007. This resulted from decreased processing volume.

Gross Profit

Gross profitdecreased $458,000 or 2.6 % to $17.3 million for the year ended December 31, 2008 from $17.7 million for the year ended December 31, 2007. Our gross profit margin increased 2.1% to 37.6 % for the year ended December 31, 2008 compared to 35.5% for the year ended December 31, 2007.

Operating Expenses

Total operating expenses increased $15.3 million or 96.3% to $31.1 million for the year ended December 31, 2008 from $15.8 million for the year ended December 31, 2007. The increase in operating expense is attributable to the increase in personnel, sales and marketing and depreciation, amortization and impairment of assets. The major components of operating expense include;

41

•

Salaries and payroll related costs increased $923,000 or 13.9% to $7.6 million for the year ended December 31, 2008 as compared to $6.6 million for the year ended December 31, 2007. The increase was due primarily to preparation for our anticipated mergers which included commitments of additional personnel to manage higher levels of customer service as well as risk and underwriting. Management has reduced head count and brought payroll back into line to reflect the current market environment. Prior commitments related to the installation of networks and systems required to support a new processor relationship, these integrations were completed during the third quarter. 2008 salaries and payroll cost include share-based payments of $145,000 for the year ended December 31, 2008. IT salaries and benefits increased 30% to $1.4 millions compared to $1.1 million in 2007 and our processing center salaries and benefits increased 17% to $1.6 million compared to $1.3 million for the year ended December 31, 2007 as a direct result on these initiatives.

•

Selling, general and administrative expenses increased $166,000 or 3.0% to $.5.6 million for the year ended December 31, 2008 as compared to $5.5 million for the year ended December 31, 2007. We experienced an increased expense of $44,000 in costs related to legal, auditing and other professional services. Selling, general and administrative expense for the year ended December 31, 2008 includes $97,000 of share based payments, an increase legal and professional expenses of $229,000 and impaired software developments costs of $185,000.

• •	One time failed acquisition and offering costs were $929,000 for the year ended December 31, 2008 and were attributable to the failed acquisition of Innovative Resource Alliance (IRA)
•

Notes receivable write downs of $1.0 million attributable to the planned acquisition of Innovative Resource Alliance (IRA) were recognized . As a result of their filing of bankruptcy we deemed the notes to be uncollectible during the three ended September 30, 2008. This loan was provided to IRA in anticipation of the merger to insure their solvency during the transaction and had previously been intended to be written down as a cost of the overall acquisition.

•

One time impairment losses were $12 million for the year ended December 31, 2008 related to the impairment of intangible assets associated acquired merchant portfolios and goodwill. One time impairment losses of $588,000 related to the impairment of a merchant portfolio acquired in 2006. Management is evaluating its options to recover some or all of this writedown.

•

One time losses on settlement of a put obligation $7.6 million for the year ended December 31, 2008 related to the excess of the carrying value of certain assets exchange with the former Charge.com Stockholders over the value of the put obligation of $16.0 million.

•

One time loss on early retirement of debt was $9.4 million for the year ended December 31, 2008 related to the amendment of the $37 million convertible notes. This includes the cost of unamortized discount on debt, unamortized debt issuance costs as well as increase in value of the amended notes.

•	Deferred customer acquisition cost amortization increased $41,000 or 6.6% to $666,000 for the year ended December 31, 2008 as compared to $625,000 for the year ended December 31, 2007.
•	Depreciation and amortization increased $239,000 or 7.7% to $3.4 million for the year ended December 31, 2008 as compared to $3.1 million for the year ended December 31, 2007.
•

Total expenses related to acquisitions including failed acquisition costs and the write down of the note receivable from Innovative Resource Alliance during the year ended December 31, 2008 were $1.8 million.

Operating Income (loss)

Operating income (loss) decreased $15.7 million to $(13.9) million for the year ended December 31, 2008 from $1.9 million for the year ended December 31, 2007. The decrease in operating income was primarily attributable to decreased revenue and increased selling, general and administrative expenses related to initiatives in preparation for anticipated acquisitions, failed acquisition and offering costs and impairment losses.

Other Income and Expenses

Other expenses primarily consisted of $6.1 million related to interest expense for the year ended December 31, 2008, which included cash interest of $3.0 million, $3.0 million of non-cash amortization of debt issuance costs and discount on long-term debt.

43

Income Tax

Income tax benefit increased to $1.4 million for the year ended December 31, 2008 from a tax benefit of $2,3 million for the year ended December 31, 2007. The decrease was primarily due to changes in net deferred tax assets and deferred tax liability balances as of the end of the year.

Net Loss

As a result of the above factors, net loss decreased from $2.0 million for the year ended December 31, 2007 to $35.7 million for the year ended December 31, 2008.

Balance Sheet Information

	December 31, 2008	December 31, 2007

Selected Balance Sheet Data	(in thousands)
Cash and cash equivalents	$1,133	$995
Other current assets	1,640	2,979
Property and equipment, net	1,302	1,395
Goodwill	10,437	43,459
Merchant portfolios, residual rights and other intangibles, net	10,057	13,569
Other assets	3,108	3,844
Total assets	$27,678	$66,242

Accounts payable and other current liabilities	$6,523	$3,902
Long-term debt and notes payable	42,179	31,841
Total liabilities	48,702	35,743
Total temporary equity	-	13,486
Total stockholders' equity	(21,023)	17,013
Total liabilities and stockholders' equity	$27,678	$66,242

December 31, 2008 Compared to December 31, 2007

Total assets decreased $38.6 million or 58.2% to $27.7 million at December 31, 2008 compared to $66.2 million at December 31, 2007. The decrease was primarily attributable to amortization of intangible assets. Additionally, deferred acquisition and financing costs, restricted cash, and property and equipment expanded commensurate with business growth and acquisition plans. Cash and cash equivalents decreased by $138,000 or 13.8%, as the result of cash flow from operations being less than cash flow used in financing and investing activities.

Receivables, which primarily result from merchant processing fees from our merchants during the processing month and the collection of those fees from our merchants at the beginning of the following month, as well as recognizing other revenue on an accrual basis and collecting the funds in the ensuing periods, decreased $1.2 million, or 46.4%, to $1.4 million at December 31, 2008 compared to $2.6 million at December 31, 2007. The decrease in receivables from merchants was primarily due to a change in timing and frequency of billing and collecting certain annual merchant fees.

Property and equipment, net decreased $93,000, or 6.7%, to $1.3 million at December 31, 2008 compared to $1.4 million at December 31, 2007 due to the depreciation of property and equipment and the abandonment of a $185,000 investment in software being developed for internal use.

Deferred offering and acquisition costs and other assets decreased $736,000 to $3.1 million as of December 31, 2008 compared to $3.8 million as of December 31, 2007 as a result of a note receivable write down to fair value.

Goodwill and other intangibles with an indefinite life decreased $33.0 million or 76.0% and merchant portfolio residual rights decreased a net amount of $3.5 million, or 25.9%, primarily from the amortization and impairment of those intangibles.

Total liabilities increased $12.9 million, or 36.3%, to $48.7 million at December 31, 2008 compared to $35.7 million at December 31, 2007.

Temporary equity decreased to zero million at December 31, 2008 from $13.5 million at December 31, 2007 as a result of amendments to the Charge.com acquisition agreement, increasing the price at which the Company was required to repurchase shares of the Company’s stock held by the former Charge.com stockholders.

Total stockholders' equity decreased $38.0 million to $(21.0) million at December 31, 2008 from $17.0 million at December 31, 2007, due to a net loss of $35.7 million and a deemed dividend of $2.6 million resulting from the increase in the value of the repurchase obligation related to the temporary equity which was charged to additional paid in capital during the year ended December 31, 2008.

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

Liquidity and Capital Resources

	Year Ended December 31,
	2008	2007
Selected Statement of Cash Flows Data	(in thousands)
Cash flows from operations	1,516	$3,066
Cash flows (used in) investing activities	(313)	(4,341)
Cash flows from (used in) financing activities	(1,065)	(500)
Total change in cash	138	(1,775)
Cash balance, period end	1,133	$995

At December 31, 2008, we had a cash balance of $1.1 million compared to $1.0 million at December 31, 2007. Our working capital, defined as current assets less current liabilities, was $(3.7) million at December 31, 2008 and $72,000 at December 31, 2007. Our cash requirements include cost of revenues, selling, general and administrative expenses, income taxes, debt service payments, capital expenditures, systems development. Under an amended put modification agreement with the former stockholders of Charge.com, we are required to pay $2.0 million as the cash component of settling their right to put their shares of our stock back to us. Our principal sources of funds are cash generated by operations and borrowings. As of February 17, 2009, this payment has been made. Cash flow from operations when combined with the February 17, 2009 equity infusion from Pipeline Holdings, LLC is expected to be sufficient over the next twelve months to fund operations and debt repayment obligations. Under the terms certain processing services agreements we have contingent cash requirements where we are required to purchase merchant accounts at a value of approximately $3.9 million if the agent exercises that right.

Cash Flow Provided by (Used in) Operating Activities

Net cash provided by operating activities was $1.5 million for the year ended December 31, 2008; a decrease of $1.5 million compared to $3.1 million for the year ended December 31, 2007. Cash interest expense consumed $3.0 million for the year ended December 31, 2008, a decrease of $0.1 million from $3.1 million for the year ended December 31, 2007.

Cash Flow Provided by (Used in) Investing Activities

Net cash used by investing activities was $313,000 for the year ended December 31, 2008 as compared to a use of $4.3 million for the year ended December 31, 2007.

Total capital expenditures for the year ended December 31, 2008 were $449,000 compared to $512,000 invested in the year ended December 31, 2007. These expenditures were primarily related to the continued build-out of our technology infrastructure. We anticipate that these expenditures may increase as we further develop our technology.

Cash Flow Provided by (Used in)Financing Activities

Net cash used by financing activities was $1.1 million for the year ended December 31, 2008 as compared to $.5 million provided by financing activities for the year ended December 31, 2007. Cash used in financing activities during 2008 includes $817,000 for deferred Common Stock Issuance.

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

(Amounts in thousands)	Year ended December 31,
	2008	2007
Net loss	(35,717)	(1,970)
Interest expense	6,157	6,274
Income tax benefit	(1,413)	(2,278)
Depreciation and amortization	3,353	3,114
Amortization-impairment	-	-
Amortization of customer acquisition costs	666	625
EBITDA	(26,954)	5,765
Non-recurring salary compensation	0	205
Stock-based compensation classified as salaries	145	143
Forfeitures of stock based compensation	-	(81)
Stock-based payments for services	109	193
Other non-recurring expenses	-	164
Note receivable write-down	1,010	-
Failed acquisition and financing costs	929	-
Impairment Loss	11,961	-
Loss on settlement of put obligation	7,638	-
Loss on early retirement of debt	9,359	-
Adjusted EBITDA	4,357	6,389

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

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (SAB 110”) to permit entities, under certain circumstances to continue to use the simplified” method, in developing estimates of expected term of plain-vanilla” share options in accordance with Statement of Financial Accounting Standards No. 123R Share-Based Payment. SAB 110 amended SAB 107 to permit the use of the simplified” method beyond December 31, 2007. The Company believes that the adoption of SAB 110 will not have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” The new standard will significantly change the financial accounting and reporting of business combination transactions in the consolidated financial statements. It will require an acquirer to recognize, at the acquisition date, the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their full fair values as of that date. In a business combination achieved in stages (step acquisitions), the acquirer will be required to remeasure its previously held equity interest in the acquiree at its acquisition-date fair value and recognize the resulting gain or loss in earnings. The acquisition-related transaction and restructuring costs will no longer be included as part of the capitalized cost of the acquired entity but will be required to be accounted for separately in accordance with applicable generally accepted accounting principles in the U.S. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the provisions of SFAS No. 161 to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets” (SFAS No. 142”) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is to be applied prospectively to intangible assets acquired after the effective date. Disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is not permitted. The Company is currently evaluating the impact of adopting FSP FAS 142-3 on its Consolidated Financial Statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the accounting principles used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. Currently, GAAP hierarchy is provided in the American Institute of Certified Public Accountants U.S. Auditing Standards (AU”) Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (AU Section 411”). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411. The Company does not expect the adoption of SFAS No. 162 to have an impact on its Consolidated Financial Statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two class method described in SFAS No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and prior period earnings per share data presented is to be adjusted retrospectively. The adoption of FSP EITF 03-6-1 did not have a material effect on our Consolidated Financial Statements.

Item 7. Financial Statements.

PART I

ITEM 1. FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared By the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2008, and the results of its operations and changes in its financial position from January 1, 2008 through December 31, 2008 have been made.

INDEX TO FINANCIAL STATEMENTS

Part 1 - Financial Information
Page

Item 1 - Financial Statements

Balance Sheets as of December 31, 2007 and 2008	F-4

Statements of Operations for the years ended December 31, 2007 and 2008	F-6

Statements of Stockholders' Equity for the years ended December 31, 2007 and 2008	F-7

Statements of Cash Flows for the years ended December 31, 2007 and 2008	F-8

Notes to Financial Statements	F-9 – F-37

DRAKEFORD & DRAKEFORD, LLC

NEW YORK, NEW YORK

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Pipeline Data Inc.

We have audited the consolidated balance sheet of Pipeline Data Inc. as of December 31,2008 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pipeline Data Inc., as of December 31, 2008 and the consolidated results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has incurred significant losses and has an accumulated deficit of $42.1 million at December 31, 2008, with a history of quarter losses since December 2005. The Company has a net loss of $35.7 mi1llion for the year ended December 31, 2008, partially as a result of a major creditor filing bankruptcy causing a write down of over $1.0 million in notes receivable, failed acquisition and financing costs of $0.9 million, impairment losses of $12.0 million, and a $9.4 million loss on the early retirement of debt. These losses have reduced working capital and retained earnings to the extent that the company may not be able to continue as a going concern without additional working capital. Management’s plans regarding those matters are also described in Note A which includes a restructuring of the Company subsequent to the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Drakeford & Drakeford, LLC

-------------------------------------

New York, New York

March 31, 2009

PIPELINE DATA INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 1,132,913	$ 995,238
Accounts receivable, net	1,418,448	2,645,825
Interest receivable	-	-
Inventory	102,546	91,697
Prepaid expenses and other current assets	119,451	96,032
Note receivable	-	145,408

Total current assets	2,773,358	3,974,200

PROPERTY AND EQUIPMENT, net	1,302,083	1,395,226

OTHER ASSETS
Restricted cash	1,494,574	976,228
Merchant portfolios, residual rights and other intangibles, net	10,057,154	13,569,381
Debt issuance costs	111,764	924,396
Deferred customer acquisition costs, net	591,522	482,856
Notes receivable, net	43,750	746,454
Deferred offering costs	866,750	714,382
Goodwill and other intangibles with indefinite lives	10,437,407	43,458,990

Total other assets	23,602,921	60,872,687

TOTAL ASSETS	$ 27,678,362	$ 66,242,113

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$ 1,186,682	$ 754,843
Accrued expenses	1,480,513	1,539,670
Notes payable	187,035	192,070
Current portion of shares subject to mandatory redemption	2,000,000	-
Capital lease obligations	83,414	84,173
Accrued acquisition costs	33,828	579,911
Merchant deposits and loss reserve	1,551,437	751,833

Total current liabilities	6,522,909	3,902,500

LONG-TERM LIABILITIES
Notes payable-senior secured convertible	-	30,358,148
Notes payable –senior secured	42,106,000	-
Capital lease obligations	38,301	79,892
Deferred rent on operating lease	34,644	41,259
Deferred tax liabilities, net	-	1,361,700

Total long-term liabilities	42,178,945	31,840,999

Total liabilities	48,701,854	35,743,499

COMMITMENTS AND CONTINGENCIES

TEMPORARY EQUITY
Common stock subject to put obligations, no shares outstanding at December 31, 2008 and 9,398,058 shares, issued and outstanding at December 31, 2007	-	13,485,527

Total temporary equity	-	13,485,527

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 5,000,000 shares authorized,
No shares issued or outstanding at December 31, 2008 and December 31, 2007	-	-
Common stock, $.001 par value: 150,000,000 shares authorized,
49,905,269 and 40,465,545 shares issued at December 31, 2008 and December 31, 2007, respectively	40,507	40,471
Additional paid-in capital	21,151,883	23,471,652
Accumulated deficit	(42,142,622)	(6,425,776)
Less: 90,000 shares of treasury stock, at cost	(73,260)	(73,260)

Total stockholders’ equity	(21,023,492)	17,013,087

TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY	$ 27,678,362	$ 66,242,113

The accompanying notes are an integral part of these financial statements.

PIPELINE DATA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ending December 31, 2008	Year Ending December 31,2007

Revenue	$ 45,919,956	$ 49,902,993

Interchange	21,420,550	23,157,262
Cost of services sold	6,964,273	8,649,664
Cost of goods sold	277,066	380,483

Total cost of services and goods sold	28,661,889	32,187,409

Gross profit	17,258,067	17,715,584

Operating expenses
Salaries and payroll cost	7,568,188	6,644,840
Selling, general and administrative	5,629,791	5,463,996
Notes receivable write down	1,009,781	-
Failed acquisition and offering costs	929,323	-
Impairment loss	11,961,465	-
Customer acquisition cost amortization	665,684	624,819
Depreciation	325,123	253,275
Amortization	3,027,723	2,861,156

Total operating expenses	31,117,078	15,848,086

Income from operations	(13,859,011)	1,867,498

Other income and expenses
Interest and other income	43,370	158,338
Interest expense	(6,157,235)	(6,274,299)
Loss on early retirement of debt	(9,359,245)	-
Loss on adjustment to market	(160,167)	-
Loss on settlement of put obligation	(7,637,832)	-
Total other expenses	(23,271,109)	(6,115,961)

(Loss) before income taxes	(37,130,120)	(4,248,463)

Income tax benefits/provision for income tax	(1,413,274)	(2,278,409)

Net loss attributable to common equity holders prior to deemed dividend	(35,716,846)	(1,970,054)
Deemed dividend on common stock subject to put obligation	(2,558,443)	(908,576)

Net loss after deemed dividend	$ (38,275,289)	$ (2,878,630)

Basic and diluted net loss per share attributable to common equity holders:	$ (0.72)	$ (0.04)

Basic and diluted net loss per share after deemed dividend:	$ (0.77)	$ (0.06)

Weighted average number of common shares outstanding-basic and diluted	48,805,324	48,762,004

The accompanying notes are an integral part of these financial statements.

PIPELINE DATA INC.

CONSOLIDATED STATEMENT OF TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY

Common Stock		Common Stock		Additional	Accumulated	Treasury	Total
Subject to put obligation				Paid-in
Shares	Amount	Shares	Amount	Capital	Deficit	Stock

Balance at December 31, 2006	9,398,058	$ 12,576,951	38,588,079	$ 38,618	$ 22,474,263	$ (4,455,722)	$ (37,260)	$ 30,596,850

Common stock for services			231,668	232	109,698			109,930
Vesting of options granted to employees				5	158,023			158,028
Exercise of stock options			2,895	3	2,760			2,763
Acquisitions/Mergers			1,612,903	1,613	1,635,484			1,637,097
Deemed dividend on stock subject to put obligation		908,576			(908,576)			-
Purchase of treasury stock			(60,000)				(36,000)	(36,000)
Net loss for the year December 31, 2007						(1,970,054)		(1,970,054)

Balance at December 31, 2007	9,398,058	$ 13,485,527	40,375,545	$ 40,471	$ 23,471,652	$ (6,425,776)	$ (73,260)	$30,498,614

Common stock for services			41,666	36	13,818			13,854
Vesting of options granted to employees					224,856			224,856
Deemed dividend on stock subject to put obligation		2,558,443			(2,558,443)
Settlement of put obligation	(9,398,058)	(16,043,970)						(16,043,970)
Purchase of treasury stock
Net loss for the year December 31, 2008						(35,716,846)		(35,716,846)

Balance at December 31, 2008	-	-	40,417,211	$ 40,507	$ 21,151,883	$ (42,142,622)	$ (73,260)	$ (21,023,492)

The accompanying notes are an integral part of these financial statements.

PIPELINE DATA INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ending December 31, 2008	Year Ending December 31,2007
OPERATING ACTIVITIES:
Net (loss)	$ (35,716,846)	$ (1,970,054)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,352,847	3,114,431
Impairment Loss	11,961,465	-
Amortization of deferred customer acquisition costs	665,684	625,143
Loss on early retirement of debt	9,359,245	-
Stock based compensation	253,835	238,872
Amortization of debt issuance cost	369,758	369,758
Amortization of discount on long-term debt	2,662,577	2,662,577
Deferred taxes, net	(1,413,274)	(2,278,409)
Imputed interest income	(3,547)	(42,561)
Allowance for chargebacks and losses	134,640	(52,991)
Notes receivable writedown	160,167	-
Failed financing & acquisition costs	929,323	-
Loss on disposal of assets	7,669,742

Changes in operating assets and liabilities:
Accounts receivable	1,087,243	435,886
Interest receivable		7,778
Inventory	(10,849)	3,486
Prepaid expenses and other current assets	6,800	189,238
Deferred customer account acquisition costs	(774,351)	(658,388)
Other	(518,423)	(271,824)
Accounts payable and accrued expenses	169,127	247,667
Merchant deposits	805,098	404,163
Accrued rent	365,679	41,259

Net cash provided by operating activities	1,515,941	3,066,031

INVESTING ACTIVITIES:
Capital expenditures	(448,705)	(511,785)
Merchant portfolio and residual rights purchase	(10,000)	(168,628)
Notes receivable	145,408	144,492
Deferred acquisition costs		(662,669)
Acquisitions of businesses		(3,000,000)
Change in restricted cash		(142,027)

Net cash used in investing activities	(313,297)	(4,340,617)

FINANCING ACTIVITIES:
Proceeds from senior secured convertible notes, net	-	-
Warrants and beneficial conversion feature	-	-
Debt issuance cost	(111,764)	-
Debt service payments	(42,775)	(370,670)
Deferred common stock issuance costs	(817,484)
Loss on early retirement of debt, net	-	-
Warrant and stock option exercise	(3,125)	2,763
Lease obligation payments	(89,821)	(96,763)
Purchase of treasury stock		(36,000)

Net cash provided by (used in) financing activities	(1,064,969)	(500,670)

Net increase (decrease) in cash and cash equivalents	137,675	(1,775,256)
Cash and cash equivalents, beginning of period	995,238	2,770,494
Cash and cash equivalents, end of period	$ 1,132,913	$ 995,238

Supplemental disclosures:
Cash paid during the year for:
Interest	$ 3,050,613	$ 3,110,862

Non cash investing and financing activities:
Common stock issued as contingent acquisition cost		$ 1,637,097
Accrued merchant portfolio acquisitions		$ 579,911
Capital expenditures from lease prepayments and proceeds from lease Financing	$ 50,901	$ 146,620
Accounts receivable converted to notes receivable		$ 18,938
Deemed dividend on common stock subject to put obligation	$2,558,443	$ 908,576

The accompanying notes are an integral part of these financial statements

.

PIPELINE DATA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

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

Going Concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred significant losses and has an accumulated deficit of $42.1 million at December 31, 2008, with a history of quarter losses since December 2005. The Company has a net loss of $35.7 mi1llion for the year ended December 31, 2008, partially as a result of a major creditor filing bankruptcy causing a write down of over $1.0 million in notes receivable, failed acquisition and financing costs of $0.9 million, impairment losses of $12.0 million, and a $9.4 million loss on the early retirement of debt. These losses have reduced working capital and retained earnings to the extent that the company may not be able to continue as a going concern without additional working capital. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Subsequent the date of the financial statements, the Company was restructured as follows.

On February 17, 2009, we closed the transactions contemplated by the Stock Purchase Agreement between our company and Pipeline Holdings, LLC (“Holdings”), initially signed February 2, 2009, including the purchase of a $15 face amount preferred stock instrument by Holdings. On February 17, 2009, we requested that our transfer agent issue to Holdings 82,854,292 shares of our common stock,  $.001 par value, (“Common Stock”). On February 20, 2009 we filed a Certificate of Designations and Preferences for a new Series A Convertible Preferred Stock (“Series A Preferred”) and requested that our transfer agent issue to Holdings 5 million shares of Series A Preferred. Upon the effectiveness of amendments to our Certificate of Incorporation to increase our authorized shares of Common Stock to 500 million and our authorized shares of Preferred Stock, par value $0.001, (“Preferred Stock”) to 10 million, the Common Stock and Series A Preferred shall be automatically exchanged for 5 million shares of the Series B Convertible Preferred Stock (“Series B Preferred”). Series B Preferred is a $15 million face amount preferred convertible stock instrument convertible into our Common Stock at 12.2 cents per share with a 16% payment-in-kind (PIK). The 5 million Series B Preferred shall be initially convertible into 122,950,820 shares or 68% of our Common Stock subject to adjustments for any stock dividends, splits, combinations and similar events. As contemplated by the completed transaction, Pipeline Holdings, LLC has also made available to the Company a $15 million acquisition line of credit, maturing September 30, 2012.

Jack Rubinstein, Harold Denton, Larry Goldstein, Michael Greenburg, John Reeder and Kevin Weller have resigned from our board of directors effective February 17, 2009. MacAllister Smith resigned as Chief Executive Officer but will remain a director and has been appointed Vice Chairman of our company. Daniel Nenandovic has been appointed Chairman of the Board of Directors. Peter Kight, Randal McCoy and Timothy Agnew have been appointed Members of the Board of Directors. Additionally, Randal McCoy has been appointed Chief Executive Officer. Philip Chait has resigned as Corporate Secretary.

General Counsel Sheila Corvino will remain as General Counsel but also has been appointed Corporate Secretary. James Plappert has resigned as Chief Marketing Officer.

PIPELINE DATA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

NOTE A – ORGANIZATION AND OPERATIONS

Going Concern (continued)

On February 17, 2009, we closed the restructuring our $37 million, 8% coupon convertible notes due June 29, 2010. These notes have now been restructured to a $42.1 million loan, with a 10% coupon until June 30, 2010 and a 14% coupon until June 30, 2011. The Company has the option to extend the notes for an additional year until June 30, 2012, at its sole discretion. As restructured, all convertible equity features have been removed from the notes and all11.1 million detached full-ratchet warrants have been terminated. The completion of the transactions contemplated by the Stock Purchase Agreement between our company and Holdings was a condition precedent to the effectiveness of restructuring Prior to closing of the transaction with Holdings, an Amendment No. 1 to the Securities Purchase Agreement among the more than 75% of the noteholders and our company (“Amendment No. 1”) was executed and held in escrow by lenders’ counsel. All noteholders have agreed to the restructured notes, which such restructuring is effective as of December 31, 2001.

On February 17, 2009, we extinguished an outstanding put right on 9,398,058 shares of Pipeline Data’s Common Stock held by the former shareholders of Charge.com, Inc., which was redeemable for approximately $16 million with interest accruing at 18%. This put right has been settled in full for $2 million in cash and the return of the Charge.com name with related domain rights, The 9,398,058 shares of Pipeline Common Stock have been returned to the Company, is being held in treasury and will be canceled. We have change the name of our Charge.com subsidiary to PayPipe, Inc.

At December 31, 2008, the Company had a cash balance of $1.1 million compared to $1.0 million at December 31, 2007. Cash flow from operations when combined with the February 17, 2009 equity infusion is expected be sufficient over the next twelve months to fund operating and debt obligations.

PIPELINE DATA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

NOTE A – ORGANIZATION AND OPERATIONS

Going Concern (continued)

The following condensed balance sheets show the effects on the December 31, 2008 balance sheet as if the investment by Comvest in February 2009 had taken place on December 31, 2008 and the shares subject to mandatory redemption had been redeemed.

Condensed Consolidated and Proforma Balance Sheet
Adjusted to show effect of the investment by Comvest
		Effect of Comvest	Proforma
	12/31/2008	Investment
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,132,913	$10,571,021	$11,703,934
Other current assets	1,640,445	__ _______	1,640,445
Total current assets	2,773,358	10,571,021	13,344,379

PROPERTY AND EQUIPMENT, net	1,302,083		1,302,083
OTHER ASSETS	23,602,921	(225,000)	23,377,921
TOTAL ASSETS	$27,678,362	$10,346,021	$38,024,383

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES	$6,522,909	$(2,000,000)	$4,522,909
LONG-TERM LIABILITIES	42,178,945		42,178,945
Total liabilities	48,701,854	(2,000,000)	46,701,854

STOCKHOLDERS’ EQUITY
Preferred stock		12,346,021	12,346,021
Common stock	40,507		40,507
Additional paid-in capital	21,151,883		21,151,883
Accumulated deficit	(42,142,622)		(42,142,622)
Treasury stock	(73,260)		(73,260)
Total stockholders’ equity (deficit)	(21,023,492)	12,346,021	(8,677,471)
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY	$27,678,362	$10,346,021	$38,024,383

PIPELINE DATA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

NOTE A – ORGANIZATION AND OPERATIONS (continued)

Going Concern	(Continued)

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

PIPELINE DATA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of reporting cash flows, highly liquid instruments purchased with original maturities of three months or less are considered cash equivalents. The carrying amounts reported in the Consolidated Balance Sheets for these instruments approximate their fair value.

Accounts Receivable, net

The Company uses the allowance method to account for uncollectible accounts receivable. We maintain allowances for the estimated losses from doubtful accounts which result when our customers are unable to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional general and administrative expense in the period such determination was made. Accounts receivable are presented net of an allowance for doubtful accounts of $85,725 as of December 31, 2008 and $92,925 as of December 31, 2007.

Inventories

Inventories consist of point-of-sale terminal equipment held for sale to merchants, resellers and distributors. Inventories are valued at the lower of cost or market price. Cost is arrived at using the first-in, first-out method. Market price is estimated based on current sales of equipment.

Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method for financial reporting purposes and primarily accelerated methods for tax purposes. For financial reporting purposes, equipment is depreciated over five to seven years. Leasehold improvements and property acquired under capital leases are amortized over the useful life of the asset or the lease term, whichever is shorter. Depreciation expenses for property and equipment for the years ended December 31, 2008 and 2007 was $325,123 and $253,275, respectively.

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

PIPELINE DATA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

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

Accounting for Goodwill and Intangible Assets

In July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets” (SFAS 142”), which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their useful lives. Goodwill and intangible assets acquired after June 30, 2001 were subject immediately to the non-amortization and amortization provisions of this Statement.

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

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Offering Costs

Costs attributable to proposed or actual offering of securities are deferred and will be charged against the proceeds of the offering. If an offering is aborted, the costs are charged against operations

Revenue and Cost Recognition

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

The Company records revenue from hardware sales upon the purchase of merchandise by customers. Revenue is recorded net of sales returns, and sales taxes collected.

Compensated Absences

Employees of the Company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors. No liability has been recorded in the accompanying financial statements, because of the relative immateriality of this obligation.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

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

Diluted earnings per common share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period and the impact of securities that, if exercised, would have a dilutive effect on earnings per share. All options with an exercise price less than theaverage market shareprice for the period generally are assumed to have a dilutive effect on earnings per common share.

Advertising

The Company expenses advertising costs as they are incurred.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (SAB 110”) to permit entities, under certain circumstances to continue to use the simplified” method, in developing estimates of expected term of plain-vanilla” share options in accordance with Statement of Financial Accounting Standards No. 123R Share-Based Payment. SAB 110 amended SAB 107 to permit the use of the simplified” method beyond December 31, 2007. The Company believes that the adoption of SAB 110 will not have a material impact on its consolidated financial statements.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New accounting pronouncements(continued)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” The new standard will significantly change the financial accounting and reporting of business combination transactions in the consolidated financial statements. It will require an acquirer to recognize, at the acquisition date, the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their full fair values as of that date. In a business combination achieved in stages (step acquisitions), the acquirer will be required to remeasure its previously held equity interest in the acquiree at its acquisition-date fair value and recognize the resulting gain or loss in earnings. The acquisition-related transaction and restructuring costs will no longer be included as part of the capitalized cost of the acquired entity but will be required to be accounted for separately in accordance with applicable generally accepted accounting principles in the U.S. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the provisions of SFAS No. 161 to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets” (SFAS No. 142”) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is to be applied prospectively to intangible assets acquired after the effective date. Disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is not permitted. The Company is currently evaluating the impact of adopting FSP FAS 142-3 on its Consolidated Financial Statements.

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New accounting pronouncements (continued)

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the accounting principles used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. Currently, GAAP hierarchy is provided in the American Institute of Certified Public Accountants U.S. Auditing Standards (AU”) Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (AU Section 411”). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411. The Company does not expect the adoption of SFAS No. 162 to have an impact on its Consolidated Financial Statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two class method described in SFAS No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and prior period earnings per share data presented is to be adjusted retrospectively. The adoption of FSP EITF 03-6-1 did not have a material effect on our Consolidated Financial Statements.

[Remainder of Page Intentionally Left Blank]

PIPELINE DATA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

NOTE C- NOTES RECEIVABLE

The Company had demand notes aggregating $145,408 as of December 31, 2007 at the simple rate of 10% and a long term secured promissory note, due December 31, 2008, with a balance, net of discount, of $746,454 as of December 31, 2007. The face amount of the note is $750,000 as of December 31, 2008 and 2007. Interest is imputed at the rate of 6%. The note is secured by 1,000,000 shares of the Company’s common stock. Fair value of the note is $43,750 at December 31, 2008.

NOTE D - MERCHANT PORTFOLIOS, RESIDUAL RIGHTS AND OTHER INTANGIBLES, NET

During the years ended December 31, 2008 and 2007, we purchased merchant processing portfolios totaling $3,333 and $748,539, respectively.  The purchase price paid for the merchant processing portfolios has been assigned to merchant portfolios, residual rights and other intangibles in the accompanying consolidated balance sheet and is being amortized over the expected life of seven years.

The changes to the merchant portfolio, residual rights and other intangibles balance during the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Merchant portfolio, residual rights and other intangibles balance at beginning of period	$13,569,381	$15,585,602
Portfolios and residual rights acquired	3,333	748,539
Portfolios, residual rights and other intangibles amortized	(2,779,389)	(2,764,760)
Portfolios, residual rights and other intangibles impaired	(736,171)	-
Merchant portfolio, residual rights and other intangibles balance at end of period	$10,057,154	$13,569,381

Impairments

During 2008, the Company recorded a charge of $736,171 related to the impairment of intangible assets associated with an acquired merchant portfolio. The fair value was estimated based on the present value of expected future cash flows from the merchant portfolio.

NOTE E - DEFERRED CUSTOMER ACQUISITION COSTS, NET

A summary of the activity in deferred customer acquisition costs, net for the years ended December 31, 2008 and 2007 is a follows:

	2008	2007
Balance at beginning of period	$482,856	$449,611
Deferred customer acquisition costs capitalized	774,351	657,358
Deferred customer acquisition costs amortized	(665,685)	(625,143)
Balance at end of period	$591,522	$482,856

PIPELINE DATA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

NOTE F – GOODWILL AND OTHER INTANGIBLES WITH INDEFINITE LIVES

The changes to the goodwill and other intangibles with indefinite lives balance during the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Balance at beginning of period	$43,458,990	$38,821,893
Goodwill and other intangibles with indefinites lives acquired	6,666	-
Additions resulting from payment of contingent consideration		4,637,097
Goodwill disposed of in settlement of put obligation	(21,654,828)
Goodwill and other intangibles with indefinite lives amortized or impaired	(11,373,421)	-
Balance at end of period	$10,437,407	$43,458,990

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

Impairments

During 2008, the Company recorded a charge of $11,373,421 related to the impairment of goodwill associated with the acquisition of Valadata, Paynet and SecurePay. The fair value was estimated based on the present value of management’s expected future cash flows from operations.

NOTE G - INCOME TAXES

The Company provides for the tax effects of transactions reported in the financial statements. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences  between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities,  if any,  represent  the future tax  return  consequences  of those differences,  which will  either be taxable  or  deductible  when the assets and liabilities  are recovered or settled. As of December 31, 2008, the Company had deferred tax assets of $4,343,387. A valuation allowance of $4,343,387 has been applied against deferred tax assets. The Company had no deferred tax liabilities as of December 31, 2008, and no material current tax liability. As of December 31, 2007, the Company had deferred tax assets of $1,632,483, deferred tax liabilities of $2,994,183, and no material current tax liability.

At December 31, 2008, the Company has net operating loss carryforwards for income tax purposes of approximately $12.7 million. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2028.

The components of income tax expense for the years ended December 31, were as follows:

	2008	2007
Current:
Federal	$ 0	$ 0
State	0	0
Deferred:
Federal	(1,227,159)	(1,918,660)
State	(186,115)	(359,749)
Total provision for income taxes	(1,413,274)	$(2,278,409)

PIPELINE DATA INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

NOTE G- INCOME TAXES (continued)

The components of the net deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carry forward	$1,937,418	$1,396,490
Difference between book and tax depreciation and amortization	2,181,244	0
Deferred revenue	7,711	11,566
Loss reserve and accounts receivable allowance	137,424	86,261
Charitable contributions carry forward	3,085	2,469
Stock-based compensation	76,505	135,697
Total deferred tax assets before valuation allowance	4,343,387	1,632,483
Valuation allowance	(4,343,387)	0
Total deferred tax assets	0	1,632,483

Deferred tax liabilities
Difference between book and tax depreciation and amortization	0	$1,496,163
Discount on debt	0	1,498,020
Total deferred tax liabilities	0	2,994,183

Net deferred tax asset (liability)	0	($1,361,700)

SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Based on the Company's forecast of future taxable income, management determined that a valuation allowance related to deferred tax assets was required as of December 31, 2008.

The differences in Federal taxes provided and the amounts determined by applying the federal statutory tax rate to income (loss) from continuing operations for the years ended December 31, 2008 and 2007 are as follows:

Year ended December 31,

2008	2007
	$ Amount	Percentage	$ Amount	Percentage
U.S Federal income tax at the statutory rate	$(12,624,241)	(34%)	$(1,444,477)	(34%)
U.S State taxes	(2,227,807)	(6%)	(254,908)	(6%)
Changes in valuation allowance	(4,343,387)	(12%)	(0)	(0%)
Non-deductible expenses and other	17,782,161	48%	(579,024)	(13%)
Provision for (benefit from) income taxes	$(1,413,274)	(4%)	$(2,278,409)	(53%)

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

December 31, 2008

NOTE H - COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease various office spaces, computer data center storage space and certain equipment under operating leases with remaining terms ranging up to six years. Our facilities are located in Quincy, Massachusetts; Brasher Falls New York; Gurnee, Illinois; Alpharetta, Georgia and Suwanee, Georgia. The majority of the office space lease agreements contain renewal options.

Our future minimum lease commitments under noncancelable leases are as follows at December 31, 2008 and 2007.

Twelve Months Ending December 31	2008	2007
Year 1	$ 485,213	$ 437,682
Year 2	375,680	420,532
Year 3	272,385	354,435
Year 4	164,158	270,691
Year 5	169,083	164,558
Later years	-	169,494
Total minimum payments required	$ 1,466,519	$ 1,817,392

 Total rent expense for the twelve months ended December 31, 2008 and 2007 was $ 465,921 and $ 459,893, respectively.

Lease-Related Party

The office of Northern Merchant Services, Inc. is located in Brasher Falls, New York, and has an annual lease with Kevin and Nancy Weller, officers of the Company. A five year lease commenced on January 1, 2006 with monthly rental of $3,000.

Capital Leases

The following is a schedule by year of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2008 and 2007.

Twelve Months Ending December 31	2008	2007
Year 1	$98,944	$ 107,083
Year 2	34,278	77,127
Year 3	9,090	12,461
Year 4	0	0
Year 5	0	0
Later years	0	0
Total minimum payments required	$142,312	$ 196,671
Less: amount representing interest	20,598	32,606
Present value of net minimum lease payments	$121,714	$ 164,065

Net book value of equipment under lease	$ 204,260	$ 238,750

PIPELINE DATA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

NOTE H - COMMITMENTS AND CONTINGENCIES(continued)

Valadata, Inc contingent payment

On July 10 , 2006, we acquired Valadata, Inc., a retail merchant credit card processing provider catering primarily to the restaurant industry. We also acquired a separate retail portfolio. The purchase price for Valadata was $5.4 million in cash and an additional $1.5 million over the next two years, subject to performance milestones. The purchase price for the separate retail portfolio was $500,000. The Company determined that the performance milestones were not met as of July 10 , 2007 and that no further obligation exists to the former shareholders of Valadata, Inc. However, we did calculate the residuals of the underlying seller agents of Valadata and made milestone payments to all agents who reached their performance milestones. The former shareholders of Valadata, Inc. disagree with our determination. In October 2007, L60, Inc. (comprised of former Valadata shareholders) filed suit against Pipeline Data, Inc. in Maricopa County Superior Court. In its complaint, L60 alleges that Pipeline and Valadata breached certain agreements made in connection with Pipeline’s acquisition of Valadata , and seeks around $1.5M, plus attorneys’ fees and costs. Pipeline vigorously disputes the claims, has filed an answer denying any liability and has countersued plaintiff and various related parties for, among other things, breach of contract and tortious interference with contractual relationships. Pipeline’s counterclaims seek compensatory damages, as well as attorneys’ fees. In February of 2008, the Court dismissed Pipeline’s tort claims without prejudice to the extent they are grounded in their contracts with L60, but their contract claims against L60 and its principals remain.   Pipeline reached a settlement with respect to its claim for tortious interference against a third party. On  February 27, 2009, Pipeline Data filed a motion for summary judgment on all remaining claims made by L60, Inc.

Agreement to withdraw Iroquois Master Fund, Ltd Suit

On June 29, 2006, the Company entered into a $37 million convertible debt financing with a group of institutional investors. Under the terms of agreement, the Company issued convertible notes that accrue interest at a rate of 8% per annum, payable quarterly in arrears beginning on October 2, 2006. A member of the lending group which loaned our Company $1,000,000 is Iroquois Master Fund Ltd. On April 10, 2007, Iroquois Master Fund provided our Company a written default notice stating that the Company had failed to pay interest on their note and provided us their wire details. Immediately upon receipt of the wire details, the Company made full payment of the interest due. The Company’s position is that there was miscommunication of payment details and a good faith attempt on the Company’s part to communicate this to Iroquois Master Fund. The Company’s position is after payment of interest, management believed in good faith that the matter was addressed to the satisfaction of both parties On April 20, 2007; the Company received a second default notice seeking penalties and stating their rights under default. The Company promptly paid the $3,406 penalty to the account provided. The lenders’ rights under default are the payment of 125% of the principal amount due plus interest and penalties. Iroquois Master Fund has filed suit against the Company on June 19, 2007 in the Supreme Court of the State of New York County of New York for breach of contract. The Company firmly believes that it has acted in good faith and plaintiff’s claim is without merit. The Company has retained counsel and will vigorously defend this action. The case citation is Iroquois Master Fund, Ltd. v. Pipeline Data, Inc., Index No. 602059/2007, Supreme Court of the State of New York, County of New York. On December 31, 2008 Iroquois Master Fund waived all alleged defaults and agreed to withdraw its action against the Company.

Merchant portfolio residual rights acquisitions

On February 1, 2006 we acquired a merchant portfolio requiring an additional payment in shares of common stock. This will result in the issuance of 483,259 additional shares of stock with an aggregate fair value of $33,828 determined by quoted market price of $ 0.07 per share as of December 31, 2008.

Under the terms certain processing services agreements we are required to purchase merchant accounts at a value of approximately $3.9 million if the agent exercises that right.

PIPELINE DATA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

NOTE H - COMMITMENTS AND CONTINGENCIES(continued)

CoCard Litigation

On Friday, May 16, 2008, The Company And COCARD(R) Marketing Group, LLC ("COCARD") Signed A Definitive Merger Agreement, Subsequently Amended in September 2008 in an Amended and Restated Agreement And Plan Of Merger, (The "Agreement") for Pipeline to acquire COCARD for approximately $79.5 million in cash and notes plus future considerations based on performance. COCARD is a Nashville, Tennessee-based merchant services provider comprised of 73 independent sales offices catering primarily to small and medium-sized retail accounts. COCARD processes over $3 billion of credit card transactions annually from its base of over 26,000 merchants.

Section 7.1 of the Agreement provided the conditions to the parties’ obligations to close. Section 7.1 (r) provides that a condition precedent to Pipeline’s obligation to close is to "have consummated transactions with Comvest Investment Partners or one of its Affiliates pursuant to which [Pipeline] receives an investment of at least $50,000,000." This investment was not consummated and, thus, the Company maintains the obligation to close has not been triggered.

The Company has notified CoCard that pursuant to Section 9.1(b) of the Agreement Pipeline has terminated the Agreement. Section 9.1(b) provides that "[Pipeline] may terminate this Agreement by giving written notice to the Company at any time prior to the Closing , (ii) if the Closing shall not have occurred on or before the twentieth (20th) business day following August 31, 2008, by reason of the failure of any condition precedent under Section 7.1 hereof; provided, however, that the right to terminate this Agreement under this Section 9.1(b) shall not be available to [Pipeline] if [Pipeline]’s action or failure to act has been a principal cause of or resulted in the failure of the Merger to occur on or before such date and such action or failure to act constitutes a breach of this Agreement (provided, that each of the Parties acknowledges and agrees that the failure to satisfy the condition set forth in Section 7.1(r) shall not be deemed to be an action or failure to act by [Pipeline] hereunder, and [Pipeline] shall be entitled to terminate this Agreement in the event of a failure to satisfy the condition set forth in Section 7.1(r))." On February 2, 2009, the Company filed a Motion to Dismiss all claims filed against it by CoCard. Our Stock Purchase Agreement with Pipeline Holdings, LLC dated February 2, 2009 contains an indemnification provision to indemnify against claims arising out of such agreement.

Garner Gifts

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

.PIPELINE DATA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

NOTE I - STOCK OPTIONS AND WARRANTS

Stock-Based Compensation

The Company has adopted the provisions of Statement of Financial Accounting Standards No 123 (Revised 2004) “Share Based Payments” (FAS 123R), as of January 1, 2006. The provisions of FAS 123R require a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date value of the award. That cost is recognized in the statement of operations over the period during which an employee is required to provide service for the award.

The total share based payments included in wages and selling, general and administrative expenses was $253,835 and $227,144 for the years ended December 31, 2008 and 2007, respectively.

The Company estimates the grant date fair value of the stock options it issues using a Black-Scholes valuation model. The Company determines an expected volatility assumption by referencing the average volatility experienced by six of its public company peers. The Company used an average of a peer group because it does not have sufficient historical volatility data related to market trading of its own common stock. The Company estimates the expected life of a stock option based on the simplified method for “plain-vanilla” stock options as provided by the Staff of the SEC in Staff Accounting Bulletin 107. The simplified method is used because, at this point, the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns. The Company’s dividend yield assumption is based on actual dividends expected to be paid over the expected life of the stock option. The risk-free interest rate assumption for stock options granted is determined by using U.S. treasury rates of the same period as the expected option term of each stock option. The weighted-average fair value of options granted during the year ended December 31, 2008 was $0.05.

Assumptions utilized are shown as follow:
Year ended
December 31, 2008
Expected volatility	38.4%
Expected life	3.1 yrs
Expected dividends	0
Risk-free interest rate	3.9%

As of December 31, 2008, the Company has reserved an aggregate of 12,150,309 shares of common stock pending the exercise of the options.

Stock option activity is summarized as follows:
	Options	Weighted –Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2007	10,716,554	$ 1.42	3.8	$ 664,322
Forfeited	(37,996)	0.86	-
Exercised	-	-	-
Issued	1,471,751	0.86	-
			-
Options outstanding, December 31, 2008	12,150,309	$ 1.36	3.1	$ -
Options exercisable, December 31, 2008	10,212,887	$ 1.34	2.60	$ -

The intrinsic value of options exercised during the year ended December 31, 2008 was $0.

.PIPELINE DATA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

NOTE I - STOCK OPTIONS AND WARRANTS

Stock-Based Compensation (continued)

The following table summarizes information related to stock options outstanding and exercisable as of December 31, 2008:
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
0.00 - 0.99	2,186,085	2.5	$ 0.67	1,782,488	1.8	$ 0.65
1.00-1.24	2,546,520	2.6	$ 1.07	2,401,520	2.5	$ 1.07
1.25-1.49	1,607,293	4.4	$ 1.30	1,310,752	4.1	$ 1.28
1.50-1.74	2,298,750	3.4	$ 1.50	2,048,750	3.1	$ 1.50
1.75+	3,582,500	3.4	$ 2.14	2,749,166	2.6	$ 2.21
Total	12,150,309	3.1	$ 1.36	10,217,887	2.6	$ 1.34

Warrants

As of December 31, 2008, the Company has reserved an aggregate of 3,663,453 shares of common stock pending the exercise of the warrants.

Warrant activity is summarized as follows:
Warrants
Warrants outstanding, December 31, 2007	15,463,453

Exercised	-
Expired	(11,800,000)
Issued	-

Warrants outstanding, December 31, 2008	3,663,453

The following table summarizes information related to warrants outstanding and exercisable as of December 31, 2008:
Strike Price	Number of Warrants	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
0.00 - 0.99	463,453	1.0	$ 0.35
1.00-1.24	-	-	$ -
1.25-1.49	866,667	3.1	$ 1.35
1.50-1.74	250,001	2.8	$ 1.50
1.75+	2,083,332	3.0	$ 1.77
Total	3,663,453	2.7	$ 1.47

PIPELINE DATA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

NOTE I - STOCK OPTIONS AND WARRANTS (continued)

Stock-Based Compensation (continued)

A summary of the non-vested restricted stock unit activity for the year ended December 31, 2008 is presented below.

Non-vested Shares	Year ended December 31, 2008	Weighted-Average Grant-Date Fair Value
	Shares

Non-vested at December 31. 2007	46,667	$0.96
Granted	-	-
Vested	(46,667)	$0.96
Non-vested at December 31, 2008	-	$ -

NOTE J – RELATED PARTY TRANSACTIONS

The office of Northern Merchant Services, Inc. is located in Brasher Falls, New York, and has an annual lease with Kevin and Nancy Weller, officers of the Company. A five year lease commenced on January 1, 2006 with monthly rental of $3,000.

The Company entered into a consulting services agreement with Capital Advisory Services in 2007. Our Chairman, Jack Rubinstein, is a partner of Capital Advisory Services.  The total charged to operating expenses for the years ended December 31, 2008 and 2007 was $160,000 and $100,000, respectively.  $120,000 was payable to Capital Advisory Services at December 31, 2008 and $ -0- payable at December 31, 2007.

[Remainder of Page Intentionally Left Blank]

PIPELINE DATA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

NOTE K – SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS

Debt/Financing:

(a) Senior Secured Convertible Notes

The Company, on June 29, 2006 entered into a series of Senior Secured Convertible Notes having an aggregate principal amount of $37,000,000 due on June 29, 2010 and included the issuance of warrants to purchase 11,100,000 shares of the Company’s common stock at $1.40    The note holders have a first priority security interest in all of our assets.

Interest accrues at 8% per annum on the outstanding principal amount and is payable on the first day of each calendar quarter, starting October 1, 2006.  Note holders may convert their notes into common stock of the Company at a fixed conversion rate of $1.30 per share.  Conversions are subject to a restriction limiting the note holder to holding a maximum of 4.9% of the Company’s common stock currently outstanding immediately after giving effect to the conversion.  The notes also contain standard anti-dilution provisions

The Company has the option, at any time, to redeem up to 25% of the original Debenture principal amount, in cash, in an amount equal to the sum of (i) 115% of the principal amount of the Debenture outstanding, plus accrued and unpaid interest, if on or prior to June 29, 2008 and the sum of (ii) 110% of the principal amount of the Debenture outstanding, plus accrued and unpaid interest through maturity.  The note is convertible at the sole discretion of the Holders unless value of the common stock exceeds 250% of the conversion price for 20 consecutive days. Then the Company may cause the holder to convert all or part of the then outstanding principal, up to 25% of the average trading volume.  Any converted shares are not puttable back to the Company by the Holder.

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

These notes were amended as of December 31, 2008. The amendements increased the face value from $37 million to $42.1 million. They also removed conversion features and resulted in the cancellation of 11,100,000 related warrants and a forgiveness of any rights under the Registration Rights Agreement. The amendments were treated as a cancellation of the existing debt and the issuance of new debt per EITF 96-19 – “Debtor's Accounting for a Modification or Exchange of Debt Instruments”. The Company recognized a loss on early retirement of debt of $9.4 million.

PIPELINE DATA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

NOTE K– SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS (continued)

Debt/Financing (continued):

Pursuant to a Registration Rights Agreement, the Company agreed to “prepare and file with the Securities and Exchange Commission a Registration Statement covering the resale of 125% of the shares into which the convertible notes and warrants were convertible for an offering to be made on a continuous basis pursuant to Rule 415 as promulgated by the Securities and Exchange Commission pursuant to the Securities Act of 1933  or pay each holder monthly in cash as partial liquidated damages 1.25% of the aggregate purchase price paid by such holder for the convertible notes and warrants for the first six months, which shall increase to 1.5% thereafter.

A Registration Statement for 11,100,000 shares of common stock underlying warrants at $1.40 and 10,000,000 shares of common stock underlying the convertible promissory notes at $1.30 per share was deemed effective December 6, 2006.   The Company registered all shares that were currently possible to be registered under Rule 415.   The Company is required to register the remaining 18,461,538 shares of our common stock underlying the convertible note as well as an additional 25% of the aggregate shares registered pursuant to our registration rights agreement and will continue to act with due diligence to register these shares when allowed by the Securities and Exchange Commission. Effectiveness of these additional registrations is subject to the approval of the Securities and Exchange Commission.  Management believes that it has complied with the registration agreement however, if the Company was deemed responsible for penalties, the maximum penalty assessable could be $6.5 million.  On a separate matter, the Company has accrued an interest expense, estimated at $331,982 and zero as of December 31, 2007 and December 31, 2008, respectively, related to the initial late filing of the registration statement pending any settlement.  All registration rights and initial late filing penalties were waived as of December 31, 2008 when the Senior secured convertible notes were amended.

Long-term debt as of December 31, 2008 and December 31, 2007 consists of the following:

	December 31,	December 31,
	2008	2007
Deferred rent on operating leases	$34,644	$41,259
Other promissory notes and capital lease	121,715	164,065
Senior secured, interest payable at 8.0% due June 29, 2010, convertible at $1.30 per share	-	37,000,000
Senior secured, interest payable at 10.0% due June 29, 2011	42,106,000	________-
	42,262,359	37,205,324
Less current portion	(83,414)	(84,173)
Unamortized discount on long-term debt of beneficial conversion feature and warrants	-	(6,641,852)
Long-term debt, excluding current portion	$42,178,945	$ 30,479,299

Capital Lease Obligations

See Note H-Commitments and Contingencies for lease obligations with VAResources, Key Equipment, Highline Funding, LLC, Ikon Financial Services and US Express Leasing. As of December 31, 2008, the current portion amounted to $83,414 and the long-term portion amounted to $38,301. As of December 31, 2007, the current portion amounted to $84,173, and the long-term portion amounted to $79,892.

PIPELINE DATA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

NOTE K – SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS (continued)

Waiver of Default on Senior Securities

On June 29, 2006, the Company entered into a $37 million convertible debt financing with a group of institutional investors. Under the terms of agreement, the Company issued convertible notes that accrue interest at a rate of 8% per annum, payable quarterly in arrears beginning on October 2, 2006. A member of the lending group which loaned our Company $1,000,000 is Iroquois Master Fund Ltd.  On April 10, 2007, Iroquois Master Fund provided our Company a written default notice stating that the Company had failed to pay interest on their note and provided the Company with their wire details. Immediately upon receipt of the wire details, the Company made full payment of the interest due. The Company’s position is that there was miscommunication of payment details and a good faith attempt on the Company’s part to communicate this to Iroquois Master Fund. The Company’s position is after payment of interest, management believed in good faith that the matter was addressed to the satisfaction of both parties.  On April 20, 2007 the Company received a second default notice from Iroquois Master Fund Ltd. seeking penalties and stating their rights under default. The Company promptly paid the $3,406 penalty to the account provided.  The lenders' rights under default are the payment of 125% of the principal amount due plus interest and penalties. Iroquois Master Fund has filed suit against the Company on June 19, 2007 in the Supreme Court of the State of New York County of New York for breach of contract.  The Company firmly believes that it has acted in good faith and plaintiff's claim is without merit.  The Company has retained counsel and will vigorously defend this action. The case citation is Iroquois Master Fund, Ltd. v. Pipeline Data, Inc., Index No. 602059/2007, Supreme Court of the State of New York, County of New York. On December 31, 2008 Iroquois Master Fund waived all alleged defaults and agreed to withdraw its action against the Company.

NOTE L– ADVERTISING

The Company expenses advertising costs as they are incurred.  Advertising expenses for the years ended December 31, 2008 and 2007 were $890,245 and $1,069,659, respectively.

[Remainder of Page Intentionally Left Blank]

PIPELINE DATA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

NOTE M - EARNINGS PER COMMON SHARE

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

	Year ended December 31, 2008	Year ended December 31, 2007
Net loss attributable to common equity holders for purposes of computing basic and diluted earnings per share	$(35,716,846)	$(1,970,054)
Less: Deemed dividend on common stock subject to put obligation	(2,558,443)	(908,576)
Net loss for purposes of computing basic and diluted earnings per share	$(38,275,289)	$(2,878,630)
Weighted average shares outstanding - basic and diluted	49,815,269	48,762,004
Basic and diluted (loss) per common share attributable to common equity holders:	$(0.72)	$(0.04)
Basic and diluted (loss) per common share after deemed dividend:	$(0.77)	$(0.06)

Each of (i) stock options to purchase 12,150,309 shares of common stock, (ii) warrants to purchase 3,663,453 shares of common stock and , and (iii) a note convertible into 114,500 share of common stock all outstanding as of December 31, 2008 were potentially dilutive and were not included within earnings per share. To do so would have been anti-dilutive for the years ended December 31, 2008 and 2007.

NOTE N– PENSION PLAN-DEFINED CONTRIBUTION

During the third quarter of 2006, the Company adopted a Simple IRA Plan. Under this plan the Company matched employee contribution up to one percent of eligible compensation for the year ended December 31, 2007 and 3% of eligible compensation for the year ended December 31, 2008. The amount recognized as an expense during the years ended December 31, 2008 and 2007 was $100,736 and $26,041, respectively.

PIPELINE DATA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

NOTE O – TEMPORARY EQUITY

Common shares subject to put obligation

Pursuant to the Charge.com acquisition, the former Charge.com shareholders (the Charge Shareholders”) have the right to sell up to 9,398,058 shares of Pipeline common stock back to Pipeline at a price of $1.5662 per share, as of July 1, 2008, plus interest at an annual rate of 18% (the Put Right”). The Company has reviewed this arrangement under the terms of Topic No. D-98: Classification and Measurement of Redeemable Securities” and consider this application to require that the shares be considered temporary equity and classified as common shares subject to put obligations. The provisions of this agreement will be assessed at each balance sheet date to determine if the agreement is no longer conditional. On November 26, 2008, the Charge Shareholders entered into an Amended Put Modification Agreement (the Amended Modification Agreement”) with the Company and Charge.com, Inc., a wholly-owned subsidiary of the Company. On November 7, 2008 the Board of Directors approved an agreement with the former Charge.com shareholders agreeing to pay them $2 million in cash and return the Charge.com domain name and certain other assets to the former shareholders to extinguish the put right agreement. Then neither the former Charge.com shareholders nor the Company will have any further rights or obligations under the Charge.com acquisition agreement. The increase in temporary equity during the twelve months ended December 31, 2008 is attributable to the November 26, 2008 and January 5, 2009 amendments which increase the redemption value of the stock. This deemed dividend is offset by a charge to additional paid in capital. This put obligation became fixed and determinable as of the end of December 31, 2008 and was reclassified as Shares Subject to Mandatory Redemption. See note P – Shares Subject to Mandatory Redemption and Sale of Certain Assets.

NOTE P – SHARES SUBJECT TO MANDATORY REDEMPTION AND SALE OF CERTAIN ASSET

Common shares subject to mandatory redemptions:

On November 26, 2008 the Company entered into a Second Amended and Restated Put Modification Agreement (“the Agreement”) with the former shareholders of Charge.com agreeing to settle their right to put to the Company up to 9,398,058 shares of Company common stock in exchange for $2 million in cash plus the charge.com domain name, the registered trademarks associated with Charge.com, all filing renewals and rights to make filings in respect of the trademarks, the right to use the Charge.com name, the Charge.com affiliate program and all goodwill and common law rights associated with these assets. The Company retained certain merchant portfolios acquired at the time of acquiring Charge.com and merchant accounts acquired since the acquisition of Charge.com.

Subsequent to December 31, 2008, this obligation was settled. On February 17, 2009, we extinguished an outstanding put right on 9,398,058 shares of Pipeline Data’s Common Stock held by the former shareholders of Charge.com, Inc., which was redeemable for approximately $16 million with interest accruing at 18%. This put right has been settled in full for $2 million in cash and the return of the Charge.com name with related domain rights, The 9,398,058 shares of Pipeline Common Stock have been returned to the Company, is being held in treasury and will be canceled. We have change the name of our Charge.com subsidiary to PayPipe, Inc.

This obligation was initially recognized at its fair value in accordance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). As of December 31, 2008, the remaining obligation payable in cash on the shares subject to mandatory redemption was $2 million. The Company recorded a loss of $7.6 million upon execution of the Agreement representing the excess of the book value of the assets surrendered over the obligation recognized. Based on management’s estimates the Company recognized the initial value of the shares subject to mandatory redemption. The trademarks, goodwill, domain name, affiliate program relationships and other intangibles sold also involved the use of estimates. Assets retained were recorded at management’s estimated fair value and are tested annually for impairment.

PIPELINE DATA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

NOTE Q– SUBSEQUENT EVENTS

Notes payable-World Products shareholders

During October 2007, $350,000 was paid to the former shareholders of World Products, Inc. The remaining $175,000 note was paid in full on February 17, 2009.

Operating Lease amendment

In March 2009, the Company entered into an amended lease agreement for 3,320 additional square feet of office space at its Alpharetta, Georgia premises, resulting in additional lease expense of $2,274 per month from April 2009 through August 31, 2009 $4,548 additional from September 2009 through January 2010, $4,684 through January 2011, $4,825 through January 2012, $4,970 through January 2013 and $5,119 through April 2013.

Securities Issuance, Line of Credit and Change of Control

On February 17, 2009, we closed the transactions contemplated by the Stock Purchase Agreement between our company and Pipeline Holdings, LLC (“Holdings”), initially signed February 2, 2009, including the purchase of a $15 face amount preferred stock instrument by Holdings. On February 17, 2009, we requested that our transfer agent issue to Holdings 82,854,292 shares of our common stock,  $.001 par value, (“Common Stock”). On February 20, 2009 we filed a Certificate of Designations and Preferences for a new Series A Convertible Preferred Stock (“Series A Preferred”) and requested that our transfer agent issue to Holdings 5 million shares of Series A Preferred. Upon the effectiveness of amendments to our Certificate of Incorporation to increase our authorized shares of Common Stock to 500 million and our authorized shares of Preferred Stock, par value $0.001, (“Preferred Stock”) to 10 million, the Common Stock and Series A Preferred shall be automatically exchanged for 5 million shares of the Series B Convertible Preferred Stock (“Series B Preferred”). Series B Preferred is a $15 million face amount preferred convertible stock instrument convertible into our Common Stock at 12.2 cents per share with a 16% payment-in-kind (PIK). The 5 million Series B Preferred shall be initially convertible into 122,950,820 shares or 68% of our Common Stock subject to adjustments for any stock dividends, splits, combinations and similar events. As contemplated by the completed transaction, Pipeline Holdings, LLC has also made available to the Company a $15 million acquisition line of credit, maturing September 30, 2012.

Jack Rubinstein, Harold Denton, Larry Goldstein, Michael Greenburg, John Reeder and Kevin Weller have resigned from our board of directors effective February 17, 2009. MacAllister Smith resigned as Chief Executive Officer but will remain a director and has been appointed Vice Chairman of our company. Daniel Nenandovic has been appointed Chairman of the Board of Directors. Peter Kight, Randal McCoy and Timothy Agnew have been appointed Members of the Board of Directors. Additionally, Randal McCoy has been appointed Chief Executive Officer. Philip Chait has resigned as Corporate Secretary. General Counsel Sheila Corvino will remain as General Counsel but also has been appointed Corporate Secretary. James Plappert has resigned as Chief Marketing Officer.

As contemplated by the completed transaction, we have entered into a Management Agreement with ComVest Advisors, LLC, as Manager. The agreement contemplates the Manager providing us management services such as: (i) assisting the Company with establishing certain financial, accounting and administrative procedures; (ii) advising the Company with respect to future acquisition and disposition strategy; (iii) assisting the Company in developing tax planning strategies; (iv) providing directors, advisers and observers to the board of directors of the Company as provided by agreement between the parties; (v) assisting the Company in formulating risk management policies; and (vi) providing such other services as may be reasonably requested by the Company and may be agreed to by the Manager. We will pay the Manager a monthly fee equal to the greater of greater of $20,833 or 5% of EBITDA for the corresponding month; a 3% M&A fee of the aggregate enterprise value of any target acquisition candidate that we acquire, or if the we are acquired or any of our assets are sold. We will also reimburse the Manager for all reasonable out-of-pocket costs, fees or expenses incurred.

PIPELINE DATA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

NOTE Q– SUBSEQUENT EVENTS

Issuance and cancellation of stock option

On February 20, 2009 the Company granted 30,476,733 stock options to employees, the company’s new and former chief executive officers and former directors at $0.122 per share. The options have a 4 year vesting period and expire 6 years after vesting. 12,150,309 replace options canceled or redeemed upon the change of control that occurred on February 17, 2009.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements with, our company's public accountants.

Item 8A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Management Report on Internal Control over Financial Reporting

Our management team is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Our internal control over financial reporting includes those policies and procedures that:

•       Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•       Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•       Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Any system of internal control over financial reporting, however well designed and operated, may not prevent or detect all misstatements. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. In addition, the design of any control system is based, in part, upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of internal control systems, there is only reasonable assurance that the Company’s system of internal control over financial reporting will succeed in achieving its goals under all potential future conditions.

As of the end of the Company’s 2008 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our management believes that Pipeline Data, Inc. maintained effective internal control over financial reporting as of December 31, 2008.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

48

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance

The information required by this Item 9 is incorporated herein by reference from the section captioned “Corporate Governance”, “Our Management Team,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive proxy statement for the 2009 annual meeting of stockholders to be filed not later than April 30, 2009 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “2009 Proxy Statement”).

Item 10. Executive Compensation

The information required by this Item 10 is incorporated by reference from the section captioned “Executive Compensation” of the 2009 Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item 11 is incorporated by reference from the section captioned “Stock Ownership Information” of the 2009 Proxy Statement

Item 12. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 12 is incorporated by reference from the section captioned “Certain Relationships and Related Party Transactions” of the 2009 Proxy Statement.

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed to Pipeline Data Inc for the years ended December 31, 2008 and 2007, by Drakeford & Drakeford, LLC.

	2008		2007
Audit Fees	$230,500	(a)	$87,000	(a)
Audit Related Fees	0		0
Tax Fees	0		5,800
All Other Fees	1,850		0
	$232,350		$92,800

The following table sets forth the aggregate fees billed to Pipeline Data Inc for the year ended December 31, 2007, by J.H. Cohn, LLP.

	2007
Audit Fees	$67,720	(b)
Audit Related Fees	0
Tax Fees	0
All Other Fees	1,100
	$68,820

49

(a)

Comprised of fees for financial statement audit and review of financial statements included in our Form 10-K annual report and Form 10-QSB or 10-Q quarterly reports, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

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

PIPELINE DATA INC.

(Registrant)

By:	/s/ Randal A. McCoy	By:	/s/ Donald Gruneisen
Name:	Randal A. McCoy	Name:	Donald Gruneisen
Title:	Chief Executive Officer and President	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/MacAllister Smith
Name:	MacAllister Smith
Title:	Chief Executive Officer and President through February 17, 2009

Date: March 31, 2009

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in their capacities as directors and on the dates indicated.

/s/ Daniel Nenadovic		Director
DANIEL NENADOVIC	March 31, 2009

/s/ Peter Kight		Director
PETER KIGHT	March 31, 2009

/s/ Randal A. McCoy		Director
RANDAL A. MCCOY	March 31, 2009

/s/ MacAllister Smith		Director
MACALLISTER SMITH	March 31, 2009

/s/ Timothy Agnew		Director
TIMOTHY AGNEW	March 31, 2009

50