Form 10-K/A
period 2008-12-31
PIPELINE DATA INC
filed 2009-04-22
CIK 1086533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

EXPLANATORY NOTE

This amendment to our Form 10-K has been filed to include the Section 906 Certification that was inadvertently left off during the Edgar transmission of the original filing.

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

Item 13. Exhibits

(A) Exhibits

23	Consent of Independent Accountants
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: April 22, 2009

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in their capacities as directors and on the dates indicated.

/s/ Daniel Nenadovic		Director
DANIEL NENADOVIC	April 22, 2009

/s/ Peter Kight		Director
PETER KIGHT	April 22, 2009

/s/ Randal A. McCoy		Director
RANDAL A. MCCOY	April 22, 2009

/s/ MacAllister Smith		Director
MACALLISTER SMITH	April 22, 2009

/s/ Timothy Agnew		Director
TIMOTHY AGNEW	April 22, 2009

50