Form 10-Q
period 2009-03-31
PIPELINE DATA INC
filed 2009-05-15
CIK 1086533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

PIPELINE DATA INC.

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarter ended March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____________ to ________________

Delaware	13-3953764
(State or jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
4400 North Point Parkway
Alpharetta, GA 30022
(687) 867-6000

(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 11, 2009

Common Stock, $0.001 par value	123,383,171

PIPELINE DATA INC.

March 31, 2009 QUARTERLY REPORT ON FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

PIPELINE DATA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,881,135	$1,132,913
Accounts receivable, net	1,238,064	1,418,448
Inventory	104,926	102,546
Prepaid expenses and other current assets	227,623	119,451

Total current assets	11,451,748	2,773,358

PROPERTY AND EQUIPMENT, net	1,350,409	1,302,083

OTHER ASSETS
Restricted cash	1,976,498	1,494,574
Merchant portfolios, residual rights and other intangibles, net	9,399,317	10,057,154
Debt issuance costs	136,676	111,764
Deferred customer acquisition costs, net	526,521	591,522
Notes receivable, net	125,000	43,750
Deferred offering costs and other assets	46,245	866,750
Goodwill and other intangibles with indefinite lives	10,437,407	10,437,407

Total other assets	22,647,664	23,602,921

TOTAL ASSETS	$35,449,821	$27,678,362

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$795,568	$1,186,682
Accrued expenses	1,717,386	1,480,513
Notes payable	—	187,035
Current portion of shares subject to mandatory redemption	—	2,000,000
Capital lease obligations	72,851	83,414
Accrued acquisition costs	96,652	33,828
Merchant deposits and loss reserve	1,871,840	1,551,437

Total current liabilities	4,554,297	6,522,909

LONG-TERM LIABILITIES
Notes payable-senior secured convertible	42,106,000	42,106,000
Capital lease obligations	26,242	38,301
Deferred rent on operating lease	31,960	34,644

Total long-term liabilities	42,164,202	42,178,945

Total liabilities	46,718,499	48,701,854

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Series A Convertible Preferred stock, $.001 par value: 5,000,000 shares authorized, 5,000,000 and no shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	5,000	—
Common stock, $.001 par value: 150,000,000 shares authorized, 123,283,171 and 40,465,545 shares issued at March 31, 2009 and December 31, 2008, respectively	123,283	40,466
Additional paid-in capital	32,689,222	21,151,924
Accumulated deficit	(44,086,183)	(42,142,622)
Less: 0 and 90,000 shares of treasury stock, at cost, at March 31, 2009 and December 31, 2008, respectively	—	(73,260)

Total stockholders’ equity (deficiency)	(11,268,678)	(21,023,492)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,449,821	$27,678,362

The accompanying notes are an integral part of these financial statements.

PIPELINE DATA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three months ended March 31, 2009	Three months ended March 31, 2008

Revenue	$9,520,796	$11,410,417

Interchange costs	4,328,367	5,286,664
Cost of goods and services sold	1,523,509	1,817,776

Total cost of interchange, goods and services sold	5,851,876	7,104,440

Gross profit	3,668,920	4,305,977

Operating expenses
Salaries and payroll cost	2,249,904	1,849,555
Selling, general and administrative	1,246,211	1,592,402
Customer acquisition cost amortization	187,265	158,117
Depreciation	88,964	73,266
Amortization	692,952	728,182

Total operating expenses	4,465,296	4,401,522

Income (loss) from operations	(796,376)	(95,545)

Other income and (expenses)
Interest and other income	22,475	24,778
Loss on early retirement of debt	(92,172)	—
Interest expense	(1,077,488)	(1,535,975)

Total other expenses	(1,147,185)	(1,511,197)

(Loss) before income taxes	(1,943,561)	(1,606,742)

Income tax benefit	—	(444,960)

Net loss attributable to common equity holders prior to deemed dividend	(1,943,561)	(1,161,782)

Deemed dividend on common stock subject to put obligation	—	(600,000)

Net (loss) after deemed dividend	$(1,943,561)	$(1,761,782)

Basic and diluted (loss) per share attributable to common equity holders:	$(0.02)	$(0.02)

Basic and diluted (loss) per share after deemed dividend:	$(0.02)	$(0.04)

Weighted average number of common shares outstanding-basic and diluted:	84,017,772	49,773,603

The accompanying notes are an integral part of these financial statements.

PIPELINE DATA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	For the three months ended March 31, 2009	For the three months ended March 31, 2008

OPERATING ACTIVITIES:
Net (loss)	$(1,943,561)	$(1,161,782)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	781,917	801,448
Amortization of deferred account acquisition costs	187,265	158,117
Stock based compensation	108,261	64,766
Note receivable adjustment to fair value	(18,426)	—
Loss on early retirement of debt	23,163	—
Amortization of debt issuance cost	10,514	92,440
Amortization of discount on long-term debt	—	665,644
Deferred taxes, net	—	(444,960)
Imputed interest income	—	(3,547)
Allowance for chargebacks and losses	(4,817)	(5,300)
Gain on disposal of asset	—	(1,996)

Changes in operating assets and liabilities:
Accounts receivable	180,384	326,671
Interest receivable	—	(16,280)
Inventory	(2,380)	(20,622)
Prepaid expenses and other assets	(108,173)	(36,313)
Deferred customer acquisition costs	(122,264)	(216,944)
Deposits and restricted cash	(481,902)	312,087
Accounts payable and accrued expenses	(154,242)	561,390
Merchant deposits	325,220	65,073
Accrued rent	(2,684)	(1,388)

Net cash (used in) provided by operating activities	(1,221,725)	1,138,504

INVESTING ACTIVITIES:
Capital expenditures	(157,669)	(190,136)
Merchant portfolio, residual rights and other intangibles purchase	(11,737)	(10,000)
Notes receivable	—	(864,373)
Deferred acquisition costs	—	(788,615)

Net cash used in investing activities	(169,406)	(1,853,124)

FINANCING ACTIVITIES:
Debt service payments	(187,035)	(12,757)
Debt issuance costs	(35,425)	—
Loss on early retirement of debt	(23,163)	—
Proceeds from stock issuance, net	14,025,000	—
Shares subject to mandatory redemption	(2,000,000)	—
Stock offering costs	(1,617,403)	—
Retirement of restricted stock units	—	(533)
Lease obligation payments	(22,621)	(24,878)

Net cash provided by (used in) financing activities	10,139,353	(38,168)

Net increase (decrease) in cash and cash equivalents	8,748,222	(752,788)
Cash and cash equivalents, beginning of period	1,132,913	995,238

Cash and cash equivalents, end of period	$9,881,135	$242,450

Supplemental disclosures:
Cash paid during the period for:
Interest	$765,690	$767,794

Non-cash investing and financing activities:
Capital expenditures from prepayments	$3,000	—
Offering costs from deferred stock issuance	$817,483	—
Deemed dividend on common stock subject to put obligation	—	$600,000

The accompanying notes are an integral part of these financial statements

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2009

NOTE A – ORGANIZATION AND OPERATIONS

Nature of Operations

Pipeline Data Inc. (the “Company”) was incorporated in June 1997 in the State of Delaware. The Company is a value added provider of merchant payment processing services and related software products throughout the United States. The Company delivers credit card-based payment processing solutions primarily to small and medium-sized merchants who operate in a physical business environment, over the Internet, or in a mobile setting via cellular-based wireless devices.

Basis of Financial Statement Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of March 31, 2009, and the consolidated results of operations for the three months ended March 31, 2009 and 2008, and consolidated cash flows for the three months ended March 31, 2009 and 2008. These results have been determined on the basis of accounting principles generally accepted in the United States and applied consistently as those used in the preparation of the Company’s 2008 Annual Report on Form 10-K.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company’s 2008 Annual Report on Form 10-K.

At March 31, 2009, the Company had a cash balance of $9.9 million compared to $1.1 million at December 31, 2008.

Certain prior year amounts have been reclassified to conform to the current year presentation.

All intercompany balances and transactions with the Company’s subsidiaries have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equities, fair value of assets and liabilities acquired in business combinations, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.

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

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2009

Concentrations

The majority of the Company’s merchant processing activity has been processed by two key vendors. We believe that these vendors maintain appropriate backup systems and alternative arrangements to avoid a significant disruption of processing in the event of an unforeseen event.

Substantially all of the Company’s revenue is derived from processing Visa and MasterCard bank card transactions. Because the Company is not a ‘‘member bank’’ as defined by Visa and MasterCard, in order to process these bank card transactions, the Company has entered into sponsorship agreements with banks that are “member banks” and pays applicable fees. The agreements with the bank sponsors require, among other things, that the Company abide by the by-laws and regulations of the Visa and MasterCard associations

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our consolidated financial statements.

Reclassifications

The prior period presentation of certain accounts has been changed to conform to the current year presentation.

Cash and Cash Equivalents

For purposes of reporting cash flows, highly liquid instruments purchased with original maturities of three months or less are considered cash equivalents. The carrying amounts reported in the Condensed Consolidated Balance Sheets for these instruments approximate their fair value.

Accounts Receivable, net

We use the allowance method to account for uncollectible accounts receivable. We maintain allowances for the estimated losses from doubtful accounts which result when our customers are unable to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in additional general and administrative expense in the period such determination was made. Accounts receivable are presented net of an allowance for doubtful accounts of $85,725 as of March 31, 2009 and $7,500 as of March 31, 2008.

Inventories

Inventories consist of point-of-sale terminal equipment held for sale to merchants, resellers and distributors. Inventories are valued at the lower of cost or market price. Cost is arrived at using the first-in, first-out method. Market price is estimated based on current sales of equipment.

Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method for financial reporting purposes and primarily accelerated methods for tax purposes. For financial reporting purposes, equipment is depreciated over five to seven years. Leasehold improvements and property acquired

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2009

under capital leases are amortized over shorter of the useful life of the asset or the lease term. Depreciation expenses for property and equipment for the three months ended March 31, 2009 and March 31, 2008 was $88,964 and $73,266, respectively.

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

Deferred Customer Acquisition Costs

Deferred customer acquisition costs consist of up-front signing bonus payments made to sales personnel (the Company’s sales force), and cash payments made to external vendors resulting in the establishment of new merchant relationships. Deferred acquisition costs represent incremental, direct customer acquisition costs that are recoverable through future operations, contractual minimums, and/or penalties in the case of early termination. The deferred customer acquisition costs are amortized over the term of the merchant contract with the Company. In the event the customer cancels the contract or ceases operations, the Company expenses the un-amortized balance of deferred acquisition costs. Generally, the acceleration or expensing of any unamortized deferred acquisition cost is partially off-set by a termination fee the company charges the customer for opting out of their contractual obligation. During the three months ended March 31, 2009, we incurred $636,000 of customer acquisition related expenses of which $122,000 was capitalized. During the three months ended March 31, 2008, we incurred $889,000 of customer acquisition related expenses of which $217,000 was capitalized. We amortized $187,000 and $158,000 of previously capitalized customer acquisition costs for the three months ended March 31, 2009 and 2008, respectively.

Management evaluates the deferred customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage quarter of origination, the active accounts against the original boarded accounts, in relationship to the carrying amount of the deferred customer acquisition costs.

Accounting for Goodwill and Intangible Assets

In July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their useful lives. Goodwill and intangible assets acquired after June 30, 2001 were subject immediately to the non-amortization and amortization provisions of this Statement.

We apply SFAS 142 to our merchant portfolios and residual rights purchases and estimate the life of our merchant portfolios for accounting purposes to be seven years. The amortization expense represents a recognition and estimated allocation of the initial cost of the acquired merchant portfolios and residual rights as a non-cash expense against the income generated by these assets.

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2009

We have intangible assets, which consist primarily of customer relationships and are recorded in connection with acquisitions at their fair value based on the net present value of the customer relationship. Customer relationships are amortized over their estimated useful lives using a straight line basis which takes into consideration expected customer attrition rates over a seven year period. Intangible assets with estimated useful lives are reviewed for impairment in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”) while intangible assets that are determined to have indefinite lives are reviewed for impairment at least annually in accordance with FAS 142.

Merchant Deposits and Loss Reserves

We follow the Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”) requires all guarantees be recorded at their fair value at inception. We believe our potential liability for the full amount of potential merchant operating losses is a guarantee under FIN 45. We estimate the fair value of these guarantees by adding a fair value margin to our estimate of losses. This estimate of losses is comprised of known losses and a projection of future losses based on a percentage of direct merchant credit card sales volumes processed. Disputes between a cardholder and a merchant periodically arise due to the cardholder’s dissatisfaction with merchandise quality or the merchant’s service, and the disputes may not always be resolved in the merchant’s favor. In some of these cases, the transaction is ‘‘charged back’’ to the merchant and the purchase price is refunded to the cardholder by the credit card-issuing institution. If the merchant is unable to fund the refund, the Company is liable for the full amount of the transaction. The Company maintains deposits from certain merchants as an offset to potential contingent liabilities that are the responsibility of such merchants. Additionally, the Company has a recovery team that is responsible for collecting “charge backs.” The Company evaluates its ultimate risk and records an estimate of potential loss for charge-backs related to merchant fraud based upon an assessment of actual historical fraud loss rates compared to recent processing volume levels. At March 31, 2009 and December 31, 2008, we held merchant deposits totaling $1.4 million and $1.0 million, respectively, and our loss reserves totaled $204,000 and $209,000, respectively.

The Company believes that the liability recorded as merchant deposits and loss reserves approximate fair value.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

The Company reviews the terms of convertible debt, equity instruments and other financing arrangements to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. Also, in connection with the issuance of financing instruments, the Company may issue options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. The Company may also issue options or warrants to non-employees in connection with consulting or other services they provide.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, the Company uses the Black-Scholes option pricing model to value the derivative instruments. In order to initially record the derivative instrument at its fair value, to the extent the initial liability exceeds the total proceeds received, an immediate charge to income is recognized.

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2009

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

Revenue and Cost Recognition

We derive revenues primarily from the electronic processing of credit, charge and debit card transactions that are authorized and captured through third-party networks. Typically, fees charged to merchants for these processing services are based on a variable percentage of the dollar amount of each transaction and in some instances, additional fees are charged for each transaction. Merchant customers may also be charged miscellaneous fees, including statement fees, annual fees, monthly minimum fees, fees for handling charge-backs, gateway fees, and fees for other miscellaneous services. Revenues are reported gross of amounts paid to sponsor banks as well as interchange and assessments paid to credit card associations (MasterCard and Visa) under revenue sharing agreements pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Included in cost of goods and services sold are the expenses covering interchange and bank processing directly attributable to the furnishing of transaction processing and other services to our merchant customers and are recognized simultaneously with the recognition of revenue.

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

Share-Based Payments

The Company has adopted the provisions of SFAS No 123 (Revised 2004) Share Based Payments (“FAS 123R”), as of January 1, 2006. The provisions of FAS 123R require a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date value of the award. That cost is recognized in the statement of operations over the period during which an employee is required to provide service for the award.

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2009

Income Taxes

The Company recognizes deferred income tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and expected benefits of utilizing net operating loss and credit carry-forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The impact on deferred income taxes of changes in tax rates and laws, if any, are reflected in the consolidated and combined financial statements in the period enacted.

Advertising

The Company expenses advertising costs as they are incurred.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“FAS 141R”). The new standard will significantly change the financial accounting and reporting of business combination transactions in the consolidated financial statements. It will require an acquirer to recognize, at the acquisition date, the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their full fair values as of that date. In a business combination achieved in stages (step acquisitions), the acquirer will be required to remeasure its previously held equity interest in the acquiree at its acquisition-date fair value and recognize the resulting gain or loss in earnings. The acquisition-related transaction and restructuring costs will no longer be included as part of the capitalized cost of the acquired entity but will be required to be accounted for separately in accordance with applicable generally accepted accounting principles in the U.S. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). FAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of FAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the provisions of FAS 161 to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“FAS 142”) in order to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R) and other GAAP. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is to be applied prospectively to intangible assets acquired after the effective date. Disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is not permitted. The Company does not expect the provisions of FSP FAS 142-3 to have a material impact on consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the accounting

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2009

principles used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. Currently, GAAP hierarchy is provided in the American Institute of Certified Public Accountants U.S. Auditing Standards Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles (“AU Section 411”). FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411. The Company does not expect the adoption of FAS 162 to have an impact on its Consolidated Financial Statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two class method described in SFAS No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and prior period earnings per share data presented is to be adjusted retrospectively. The adoption of FSP EITF 03-6-1 did not have a material effect on our Consolidated Financial Statements. .

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1” and “FSP APB 28-1”). FSP FAS 107-1 and FSP APB 28-1 require the disclosure of fair value for interim and annual reporting periods for all financial instruments for which it is practicable to estimate the value, whether recognized or not recognized in the statement of financial position. FSP FAS 107-1 and FSP APB 28-1 are effective for financial statements issued for interim periods ending after June 15, 2009. This guidance applies only to financial statement disclosures, the adoption will not have a material effect on the Company’s Consolidated Financial Statements.

NOTE C – NOTE RECEIVABLE

The Company had a long term secured promissory note receivable in the face amount of $750,000 due on March 31, 2009 from Millennium Merchant Services, Inc. and Kent Stiritz (together the “Borrower”). The note was secured by 1,000,000 shares of the Company’s common stock, which was previously issued to the Borrower, valued at $1.20 per share, 483,259 of which the Company withheld issuance and 516,741 of which the Company retained possession. As of April 1, 2009 the Borrower, in accordance with the provisions of the note, authorized the Company to accept Borrower’s right to 722,123 shares of his Company common stock in full satisfaction of the note.

NOTE D – DEFERRED CUSTOMER ACQUISITION COSTS, NET

A summary of the activity in deferred customer acquisition costs for the three months ended March 31, 2009 is a follows:

Deferred customer acquisition costs, net balance as of December 31, 2008	$591,522
Deferred customer acquisition costs capitalized	122,264
Deferred customer acquisition costs amortized	(187,265)

Deferred customer acquisition costs, net balance as of March 31, 2009	$526,521

NOTE E - MERCHANT PORTFOLIOS, RESIDUAL RIGHTS AND OTHER INTANGIBLES, NET

The changes to the merchant portfolio, residual rights and other intangibles balance during the three months ended March 31, 2009 are as follows:

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2009

Merchant portfolios, residual rights and other intangibles balance as of December 31, 2008	$10,057,154
Merchant portfolios, residual rights and other intangibles acquired	11,737
Merchant portfolios, residual rights and other intangibles amortized	(669,574)

Merchant portfolios, residual rights and other intangibles balance as of March 31, 2009	$9,399,317

NOTE F – GOODWILL AND OTHER INTANGIBLES WITH INDEFINITE LIVES

There were no changes to the goodwill and other intangibles with indefinite lives balance during the three months ended March 31, 2009:

Goodwill and other intangibles with indefinite lives balance as of December 31, 2008	$10,437,407
Goodwill and other intangibles with indefinite lives acquired	—
Goodwill and other intangibles with indefinite lives amortized or impaired	—

Goodwill and other intangibles with indefinite lives balance as of March 31, 2009	$10,437,407

NOTE G – SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS

Debt/Financing:

(a) Senior Secured Notes

On June 29, 2006, the Company entered into a series of Senior Secured Convertible Notes having an aggregate principal amount of $37,000,000 due on June 29, 2010 and included the issuance of warrants to purchase 11,100,000 shares of the Company’s common stock at $1.40. Interest accrued at 8% per annum, on the outstanding principal amount and was payable on the first day of each calendar quarter, starting October 1, 2006. The note holders had a first priority security interest in all of our assets. These notes were amended as of December 31, 2008. The amendments increased the face value from $37 million to $42.1 million. They also removed conversion features and resulted in the cancellation of 11,100,000 related warrants and a forgiveness of any rights under the Registration Rights Agreement. While the note holders retain a first priority security interest on all our current assets, as amended, the note allows the Company to obtain first lien financing on subsidiaries that comply with conditions of the note so long as the stock of such subsidiaries are pledged to the note holders. The amendments were treated as a cancellation of the existing debt and the issuance of new debt per EITF 96-19 - Debtor’s Accounting for a Modification or Exchange of Debt Instruments.”

Interest accrues at 10% per annum starting December 31, 2008, and commencing July 1, 2010, interest accrues at 14% per annum. Interest compounds monthly on the outstanding principal amount and is payable on the first day of each calendar quarter until maturity on June 29, 2011 or June 29, 2012 if so extended by the Company.

The Company shall be required to make a mandatory prepayment of the outstanding principal and accrued interest of the notes (ratably as aforesaid) hereunder within forty-five (45) calendar days after the end of each fiscal quarter in each fiscal year of the Company (commencing with the fiscal quarter ending March 31, 2009) in an amount equal to 50% of all excess cash flow, if any, for such fiscal quarter. In the event that the Company’s independent public accountants find as part of any quarterly review or annual audit or attestation that the financial statement line items used to calculate excess cash flow for any prior fiscal quarter (or with respect to a mandatory prepayment already made for the most recently completed fiscal quarter) were incorrect, the calculation of excess cash flow and the mandatory prepayment with respect to any subsequent fiscal quarters shall reflect any and all corrections and

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2009

adjustments necessary to correct such prior fiscal periods or previous mandatory prepayments, and upon the request of the Holders of 75% of the then outstanding Notes, the Company’s independent public accountants shall certify the corrected calculations or excess cash flow. Excess cash flow means for any period, (i) EBITDA for such period, less (ii) the sum of (A) all net interest expense of the Company, (B) income, withholding and other similar Federal, state or local taxes paid in cash by the Company for such period, (C) capital expenditures made in respect of the Company, (D) the amount of any gains of the Company (net of cash taxes paid thereon) included in amounts actually paid under Section 2(e)(1)(B) below in respect of any transaction(s) consummated during the subject period, and (E) any taxes paid during the subject period relating to a transaction which required a mandatory prepayment.

The notes contain covenants by which the Company will not and will not permit any of its Subsidiaries to directly or indirectly make or commit or agree to make any capital expenditure (by purchase or capitalized lease obligations) that would cause the aggregate amount of all capital expenditures made by the Company and its Subsidiaries to exceed a maximum of $1,000,000 in any fiscal year

Additionally, in April 2007, Iroquois Master Fund (“Iroquois”), a note holder for $1,000,000 provided our Company a written default notice stating that the Company had failed to pay interest on their note and further claimed the Company owed additional penalties due under the terms of the note. Though the Company made full payment of the interest and penalties due immediately upon receipt of the notice, Iroquois filed suit against the Company on June 19, 2007 in the Supreme Court of the State of New York County of New York for breach of contract. As of December 31, 2008, Iroquois waived all alleged defaults and subsequently withdrew its action against the Company.

(b) Line of Credit

Effective February 2, 2009, the Company entered into a $15 million Line of Credit Agreement with Pipeline Holdings, LLC payable in full on or before September 30, 2012, with interest payable at 12% per annum. The proceeds of advances under this agreement shall be used by the Company solely to fund the acquisition of businesses as identified by the Company and approved by the lender. Each advance must be a minimum of $1 million.

Concurrent with each advance, the Company is required to issue warrants to Pipeline Holdings, LLC for the issuance upon demand of one share of the voting Series B Convertible Preferred Stock (“Series B Preferred”) for each $3.00 taken in such advance. Subject to the provisions of the line of credit, in the event the Company prepays the principal amount of any advance within nine (9) months of the date such advance was made, then the Series B Preferred or Common Stock issued in connection therewith) shall be automatically adjusted such that, for each $6.00 of principal prepayment, the warrants shall lose the right to convert into one share of the Series B Preferred. For purposes of dividends, liquidation preferences, voting rights and all other rights and obligations of the Series B Preferred issuable upon exercise of the demand warrants, the demand warrants shall be deemed exercised upon issuance and shall be deemed to have the same original issue price and conversion price as the Series B Preferred.

There was no outstanding balance on the line of credit at March 31, 2009.

Long-term debt as of March 31, 2009 and December 31, 2008 consists of the following:

	March 31, 2009	December 31, 2008
Deferred rent on operating leases	$31,960	$34,644
Other promissory notes and capital leases	99,093	121,715
Senior secured, interest payable at 10% due June 29, 2011	42,106,000	42,106,000

	42,237,053	42,262,359
Less current portion	(72,851)	(83,414)

Long-term debt, excluding current portion	$42,164,202	$42,178,945

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2009

NOTE H- COMMITMENTS AND CONTINGENCIES

The Company is involved in certain legal proceedings and claims, which arise in the ordinary course of business. In the opinion of the Company, based on consultations with outside counsel, the results of any of these ordinary course matters, individually and in the aggregate, are not expected to have a material effect on its results of operations, financial condition or cash flows. As more information becomes available, if the Company should determine that an unfavorable outcome is probable on such a claim and that the amount of such probable loss that it will incur on that claim is reasonably estimable, it will record a reserve for the claim in question. If and when, the Company records such a reserve, it could be material and could adversely impact its results of operations, financial condition and cash flow.

Iroquois Master Fund Ltd. legal matter:

On June 29, 2006, the Company entered into a $37 million convertible debt financing with a group of institutional investors. Under the terms of agreement, the Company issued convertible notes that accrue interest at a rate of 8% per annum, payable quarterly in arrears,beginning on October 2, 2006. A member of the lending group which loaned our Company $1,000,000 is Iroquois Master Fund Ltd. (“Iroquois”). During April 2007, Iroquois provided our Company written default notices stating that the Company had failed to pay interest and related penalties under the terms of the note. Upon receipt of the default notice, the Company immediately paid the interest and related penalties. Iroquois further demanded under the terms of default that the Company satisfy certain obligations, including, but not limited to, the lenders’ rights to payment of 125% of the principal amount due plus interest and penalties. Iroquois filed suit against the Company on June 19, 2007 in the Supreme Court of the State of New York County of New York for breach of contract. On December 31, 2008 Iroquois waived all alleged defaults and subsequently withdrew its action against the Company.

Valadata, Inc. (L-60 Inc.) legal matter:

On July 10, 2006, the Company acquired Valadata, Inc. (“Valadata”), a retail merchant credit card processing provider catering primarily to the restaurant industry. The Company also acquired a separate retail portfolio. The purchase price for the transaction was $5.4 million in cash and an additional $1.5 million over the next two years, subject to performance milestones. The purchase price for the separate retail portfolio was $500,000. The Company determined that the performance milestones were not met as of July 10, 2007 and that no further obligation exists to the former shareholders of Valadata, Inc. However, Pipeline did calculate the residuals of the underlying seller agents of Valadata and made milestone payments to all agents who reached their performance milestones. The former shareholders of Valadata, Inc. disagree with the Company’s determination.

In October 2007, L60, Inc. (“L-60”), as former Valadata shareholders, filed suit against the Company in Maricopa County Superior Court. In its complaint, L60 alleges that Pipeline breached certain agreements made in connection with Pipeline’s acquisition of Valadata, and seeks approximately $1.5M, plus attorneys’ fees and costs. Pipeline vigorously disputes the claims, has filed an answer denying any liability, and has countersued plaintiff and various related parties for, among other things, breach of contract and tortuous interference with contractual relationships. Pipeline’s counterclaims seek compensatory damages, as well as attorneys’ fees. In February of 2008, the Court dismissed Pipeline’s tort claims without prejudice to the extent they are grounded in their contracts with L60, but their contract claims against L60 and its principals remain. Pipeline reached a settlement with respect to its claim for

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2009

tortuous interference against a third party. Discovery is closed. On February 27, 2009, Pipeline and L60 filed cross motions for summary judgment. Briefing is complete, and oral argument is scheduled for the June 22, 2009. If the Company is not successful in the motions, then a trial is expected.

In February 2008, Pipeline and First Data Merchants Services Corporation (“First Data”) reached a settlement of various disputes which resulted in, among other things, First Data agreeing to release to Pipeline certain funds it was holding in response to L60’s demand not to release such funds. The basis for L60’s demand is described more fully below. As part of that settlement agreement, Pipeline agreed to indemnify First Data from losses arising out of the release of the funds.

On April 8, 2009, L60 filed suit against First Data and its affiliate CTS Holdings, LLC (“CTS”) in Colorado state court to recover the released funds and other alleged damages. The complaint asserts claims for wrongful payment, declaratory judgment and tortuous interference with contract. As a basis for these claims, L60 alleges that Pipeline defaulted on its obligation to make payments on a promissory note for the purchase of Valadata that was secured by Valadata’s accounts receivable. After Pipeline informed L60, in August 2007, that it would not make any further installment payments on the note, L60 notified Valadata’s account debtors, including First Data and CTS, that any future payment should be made directly to L60 and not Valadata. L60 alleges that First Data and CTS ignored the notification and continued to make payments to Valadata. L60 seeks recovery of the unspecified amounts paid by First Data and CTS to Valadata, as well as seeking an order from the court that any future payments on amounts owed to Valadata are made directly to L60, and seeking alleged damages caused by the defendants’ interference with the agreement between L60, Pipeline and Valadata. Given the overlap in factual issues between the Colorado and Arizona actions and pursuant to the above indemnity, the Company retained PCBB to represent First Data and CTS in the Colorado suit. First Data and CTS plan to answer the complaint and simultaneously request that the court stay the Colorado action pending resolution of the Arizona action. The answer is due on May 18, 2009.

CoCard Marketing Group, LLC legal matter:

On May 16, 2008, the Company and COCARD(R) Marketing Group, LLC (“CoCard”) signed a Definitive Merger Agreement, subsequently amended in September 2008 in an Amended and Restated Agreement and Plan of Merger, (the “Agreement”) for Pipeline to acquire CoCard for approximately $79.5 million in cash and notes plus future considerations based on certain performance measurements. CoCard is a Nashville, Tennessee-based merchant services provider comprised of 73 independent sales offices catering primarily to small and medium-sized retail accounts. CoCard processes over $3 billion of credit card transactions annually from its base of over 26,000 merchants.

The Agreement provided for certain conditions or obligations to be met by the parties in order to close. One such condition was for Pipeline to have consummated an investment transaction by ComVest Investment Partners (“ComVest”), or by one of its affiliates, for an amount equal to at least $50 million.

On December 12, 2008, CoCard filed a complaint in state court in Nashville, Tennessee, against ComVest and Pipeline seeking specific performance of the Agreement, or in the alternative, compensatory and punitive damages allegedly arising out of the termination of the Agreement, together with attorneys’ fees, costs and other relief. The claims directed against Pipeline are for breach of contract and breach of an alleged covenant of fair dealing. As to ComVest, the complaint asserts similar contract-related claims, but also alleges an assortment of statutory and common law claims based on ComVest’s conduct in the course of the transaction. In February, the Company and ComVest filed separate motions to dismiss all claims filed against them. Those motions were recently denied, and the Company is now in the process of preparing an answer asserting its defenses, which answer is due on May 18, 2009. No discovery has yet been taken in the case, but is expected to begin in the next few weeks.

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2009

The Company’s position is the investment transaction on February 20, 2009 by Pipeline Holdings, Inc, an affiliate of ComVest, did not satisfy the $50 million threshold, and thus, the Company maintains the obligation to close the transaction with CoCard was not triggered.

Our Subsidiary SecurePay.com, Inc (“SecurePay”) legal matter:

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

Garner Gifts contingent payment

Our payment processor First Data Merchant Services Corporation (“FDMSC”) informed us of suspected fraudulent activity by a merchant that could result in a loss of approximately $150,000. We believe that such loss should be paid by FDMSC pursuant to their indemnification requirements in the ISO Services and Marketing Agreement, as amended, between our companies. They disagree. We filed suit against FDMSC on October 29, 2007. The case citation is Pipeline Data, Inc. v. First Data Merchant Services Corporation, Garner Gifts, and Delayna Garner, United States District Court for the Eastern District of New York. We settled this action in February 2008 with FDMSC whereby FDMSC returned approximately $100,000 to our account.

Merchant portfolio residual rights acquisition

The Company had a long term secured promissory note receivable in the face amount of $750,000 due on March 31, 2009 from Millennium Merchant Services, Inc. and Kent Stiritz (together the “Borrower”). The note was secured by 1,000,000 shares of the Company’s common stock which was previously issued to the Borrower, valued at $1.20 per share. As of April 1, 2009 the Borrower, in accordance with the provisions of the note, authorized the Company to cancel 722,123 shares of his Company common stock, previously held as security, in full satisfaction of the note.

In April 2009, the Company acquired PayPassage, Inc (“PayPassage”). Pursuant to that transaction, the Company may be required to pay the former owners of PayPassage up to $1.2 million contingent upon achieving certain milestones (See Note P- Subsequent Events).

NOTE I – STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock and Series B Convertible Preferred Stock

On February 17, 2009, we closed the transactions contemplated by the Stock Purchase Agreement between our company and Pipeline Holdings, LLC (“Holdings”), initially signed February 2, 2009, including the purchase of a $15 million face amount preferred stock instrument by Holdings. Pursuant to the terms of the agreement Holdings received 82,854,292 shares of our common stock, $.001 par value, (“Common Stock”) and 5 million shares of Series A Convertible Preferred Stock (“Series A Preferred”). Our Series A Preferred is non-voting preferred stock with a par value of $.001 per share. The Series A Preferred currently ranks senior to all other classes and series of the Corporation’s equity securities. Each Series A Preferred share is convertible into our Common Stock at 12.2 cents per share with a 16% payment-in-kind (PIK) per annum, compounded monthly. As of March 31, 2009, the accrued but undeclared cumulative dividend equals $273,293. Each share of stock is convertible into shares of fully paid and non-assessable common stock at the option of the holder. The amount of common shares to be issued are determined by dividing the original face amount of $3.00 per Series A Preferred share by the conversion price per common share of

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2009

$0.122. In the event that any Series A Preferred are converted, redeemed, or exchanged for another series of preferred stock, they will be cancelled and will not be reissued.

Upon the effectiveness of amendments to our Certificate of Incorporation to increase our authorized shares of Common Stock to 500 million and our authorized shares of preferred stock, par value $0.001, to 10 million, all issued and outstanding Series A Preferred and 82,854,292 common shares shall be automatically exchanged for the Series B Convertible Voting Preferred Stock (“Series B Preferred”). Upon conversion, there shall be 5 million shares of Series B Preferred representing a $15 million face amount preferred convertible stock instrument convertible into our Common Stock at 12.2 cents per share with a 16% PIK. The 5 million Series B Preferred shares shall be initially convertible into 122,950,820 shares or 68% of our Common Stock subject to adjustments for any stock dividends, splits, combinations and similar events.

Neither the Series A Preferred nor the Series B Preferred is redeemable. The Series A Preferred shares and the Series B Preferred shares are automatically convertible in the event of certain liquidity events such as (i) the Company’s sale of its Common Stock in a firm commitment underwritten public offering on the New York Stock Exchange or Nasdaq GS, among other things, yielding net proceeds to the Corporation of no less than $100,000,000 in the aggregate (a “Qualified Public Offering”), (ii) the date specified by written consent of the holders of Preferred Stock, (iii) upon the effectiveness of a registration statement covering resale of common stock or common stock equivalents pursuant to the terms of a private placement of securities by the Corporation (a “Private Placement”), among other things, yielding net proceeds to the Corporation of no less than $100,000,000 in the aggregate; or (iv) after three (3) years from the later to occur of certain trading target prices .

The Series A Preferred shares have a liquidation preference that entitles them to receive, prior to the holders of common stock, an amount per share equal to the sum of (i) at all times prior to the amendment of the Certificate of Incorporation to increase the number of authorized shares of Common Stock of the Corporation to 500,000,000 shares, (A) ten (10) times the applicable original face amount of $3.00 per share plus (B) declared or accrued but unpaid dividends on such share or (ii) at all times after such amendment, two (2) times the original face amount price for such series of Series A Preferred, plus declared or accrued but unpaid dividends on such share. At March 31, 2009 125,190,927 shares of common stock were reserved for the conversion of the preferred stock.

NOTE J - EARNINGS PER COMMON SHARE

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

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2009

	Three months ended March 31, 2009	Three months ended March 31, 2008

Net loss attributable to common equity holders for purposes of computing basic and diluted earnings per share	$(1,943,561)	$(1,161,782)
Less: Deemed dividend on common stock subject to put obligation	(—)	(600,000)

Net loss for purposes of computing basic and diluted earnings per share	$(1,943,561)	$(1,761,782)

Weighted average shares outstanding – basic and diluted	84,017,772	49,773,603
Basic and diluted (loss) per common share attributable to common equity holders:	$(0.02)	$(0.02)
Basic and diluted (loss) per common share after deemed dividend:	$(0.02)	$(0.04)

Each of (i) stock options to purchase 30,184,542 shares of common stock and (ii) warrants to purchase 3,377,739 shares of common stock, all outstanding as of March 31, 2009 were potentially dilutive and were not included within earnings per share. To do so would have been anti-dilutive for the three months ended March 31, 2009.

The weighted average shares outstanding include 82,854,292 issued to Pipeline Holdings, LLC (“Holdings”). These shares, along with Series A Preferred, will be exchanged for Series B Preferred upon the amendment of our Certificate of incorporation. Had these shares been exchanged, the basic and diluted loss per common share would have been $(0.04) per share for the three month period ended March 31, 2009.

NOTE K - ADVERTISING

The Company expenses advertising costs as they are incurred. Advertising expenses for the three months ended March 31, 2009 and 2008 were $140,029 and $271,686 respectively.

NOTE L - PENSION PLAN-DEFINED CONTRIBUTION

During the third quarter of 2006, the Company adopted a SIMPLE IRA Plan. Under this plan the Company matched employee contributions up to one percent of eligible compensation. The Company matched contribution was increased to three percent as of January 1, 2008. The SIMPLE IRA Plan was terminated effective December 31, 2008. The amount recognized as an expense during the three months ended March 31, 2008 and 2009 was $25,325 and $0, respectively.

NOTE M - STOCK OPTIONS AND WARRANTS

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

The total share based payments included in wages and selling, general and administrative expenses was $108,261 and $64,766 for the three months ended March 31, 2009 and 2008, respectively.

The Company estimates the grant date fair value of the stock options it issues using a Black-Scholes valuation model. The Company determines an expected volatility assumption by referencing the average volatility experienced by four of its public company peers. The Company used an average of a peer group because it does not have sufficient historical volatility data related to market trading of its own common stock. The Company estimates the expected life of a stock option based on the simplified method for “plain-vanilla” stock options as provided by the Staff of the SEC in Staff Accounting Bulletin 107 as amended by Staff Accounting Bulletin 110. The simplified method is used because, at this point, the Company does not have sufficient historical information to develop reasonable expectations

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2009

about future exercise patterns. The Company’s dividend yield assumption is based on actual dividends expected to be paid over the expected life of the stock option. The risk-free interest rate assumption for stock options granted is determined by using U.S. treasury rates of the same period as the expected option term of each stock option. The weighted-average fair value of options granted during the three months ended March 31, 2009 was $0.12.

          Assumptions utilized are shown as follow:

Three months ended

March 31, 2009

Expected volatility	48.4%

Expected life	5.5 yrs

Expected dividends	0

Risk-free interest rate	2.8%

As of March 31, 2009, the Company has reserved an aggregate of 30,184,542 shares of common stock pending the exercise of the options.

Stock option activity is summarized as follows:

	Options	Weighted –Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding, December 31, 2008	12,150,309	$1.36	3.1	—
Forfeited/cancelled	12,150,309	—	—	—
Exercised	—	—	—	—
Issued	30,184,542	$0.12	—	—

Options outstanding, March 31, 2009	30,184,542	$0.12	8.4	$2,371,057

Options exercisable, March 31, 2009	250,000	$0.06	4.9	$34,455

The following table summarizes information related to stock options outstanding and exercisable as of March 31, 2009:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

0.00 - 0.15	30,184,542	8.4	$0.12	250,000	4.9	$0.06

Total	30,184,542	8.4	$0.12	250,000	4.9	$0.06

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2009

Warrants

As of March 31, 2009, the Company has reserved an aggregate of 3,377,739 the exercise of the warrants.

Warrant activity is summarized as follows:
Warrants
Warrants outstanding, December 31, 2008	3,663,453

Exercised	—
Expired/cancelled	(285,714)
Issued	—

Warrants outstanding, March 31, 2009	3,377,739

The following table summarizes information related to warrants outstanding and exercisable as of March 31, 2009:

Strike Price	Number of Warrants	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
0.00 - 0.99	177,739.75		$0.35
1.00-1.24	—	—	$—
1.25-1.49	866,667	2.4	$1.35
1.50-1.74	250,001	2.0	$1.50
1.75+	2,083,332	2.2	$1.77

Total	3,377,739	2.2	$1.57

There were no options exercised during the three months ended March 31, 2009.

NOTE N - INCOME TAXES

The Company provides for the tax effects of transactions reported in the financial statements. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of March 31, 2009, the Company had deferred tax assets of $5,249,894, no deferred tax liabilities, and no material current tax liability.

At December 31, 2008, the Company has net operating loss carry-forwards for income tax purposes of approximately $12,700,000. These carry-forward losses are available to offset future taxable income, if any, and expire in the year 2028.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). This Interpretation clarifies accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 establishes guidelines for recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has not made any adjustments, and there is no impact, as a result of the adoption of this interpretation.

There was no tax benefit as a result of changes in deferred tax assets and liabilities for the three months ended March 31, 2009 and $444,960 for the three months ended March 31, 2008.

Interest and penalties related to income taxes are classified as interest expense.

PIPELINE DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2009

NOTE O– RELATED PARTY TRANSACTIONS

The office of Northern Merchant Services, Inc. is located in Brasher Falls, New York, and has an annual lease with Kevin Weller, a former officer and director of the Company and Nancy Weller, a former officer of Northern Merchant Services. A five year lease commenced on January 1, 2006 with a monthly rental of $3,000.

The Company entered into a consulting services agreement with Capital Advisory Services in 2007 and terminated the agreement in February 2009. Our former Chairman, Jack Rubinstein, is a partner of Capital Advisory Services. The total charged to operating expenses for the three months ended March 31, 2009 and 2008 was $18,000 and $40,000, respectively. There was no balance payable in cash and 150,000 shares of common stock was issuable to Capital Advisory Services as of March 31, 2009, and $40,000 was payable at December 31, 2008.

The Company entered into a management agreement with ComVest Advisors, LLC in February 2009 for the provision of advisory services. The monthly fee is the greater of $20,833 or 5% of EBITDA. The agreement continues for so long as their affiliates own at least 10% of the outstanding equity of the Company on a fully diluted basis. ComVest Advisors, LLC is a related party to Pipeline Holdings, LLC. The total charged to operating expense for the three months ended March 31, 2009 and 2008 was $20,833 and $0, respectively. There was a balance payable of $20,833 as of March 31, 2009, and $0 was payable at December 31, 2008.

NOTE P- SUBSEQUENT EVENTS

Business Combinations - PayPassage Acquisition

In April 2009, we acquired all of the outstanding capital stock of PayPassage, Inc. (“PayPassage”), an e-commerce and retail merchant credit card processing provider. As a result of the acquisition, Pipeline settled a contingent liability to purchase the residuals rights being paid to PayPassage. The total cost of PayPassage was $3,715,516. The allocation of the purchase price is preliminary, while the Company continues to obtain the information necessary to determine the fair value of the assets acquired and liabilities assumed. When the Company obtains final information, management believes adjustments, if any, will not be material in relation to the consolidated financial statements. The following table summarizes the consideration paid for Paypassage and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

          Recognized amounts of identifiable assets acquired and liablities assumed:

Intangible assets	$3,715,516
Liabilities assumed	0

Total identifiable net assets	$3,715,516

The contingent consideration arrangement requires Pipeline to pay the former owners of PayPassage up to a maximum amount of $1.2 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion contains forward looking statements relating to our future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by, and information currently known to, our management. The words “expects, intends, believes, anticipates, may, could, should, would” and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement. For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this report. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Overview

We are a value added provider of merchant payment processing services and related software products. We deliver credit card-based payment processing solutions primarily to small and medium-sized merchants who operate in a physical business environment, over the Internet, or wireless setting via cellular-based wireless devices. Our payment processing services enable merchants to process traditional card-present transactions where a cardholder physically presents a credit or debit card to a merchant at the point-of-sale, or a card-not-present transaction where a sale is made over the internet or by telephone, fax or by mail. We believe our experience and knowledge in providing payment processing services to small and medium-sized merchants gives us the ability to effectively evaluate and manage the payment processing needs and risks that are specific to small businesses.

Our primary customer base consists of small and medium-sized retailers throughout the United States and other merchant transaction sales via the internet. We believe our target market is traditionally underserved by larger credit card processors. We market our products and services through an in-house sales force utilizing multiple methods of origination, including use of the internet, call generation through in-house telesales, and other marketing media. We also market our products and services through Independent Sales Organziations (ISOs), and by utilizing contractual relationships with commercial banks and other financial institutions.

Our revenues are derived primarily from the electronic processing of credit, charge and debit card transactions that are authorized and captured through third-party networks. Typically, fees charged to merchants for these processing services are based on a variable percentage of the dollar amount of each transaction, as well as an additional pre-determined transaction fees. We refer to these fees as interchange fees in this prospectus. Merchant customers may also be charged miscellaneous fees, including statement fees, annual fees, monthly minimum fees, fees for handling payment charge-backs, gateway fees and other services. Revenues are reported gross of amounts paid to sponsor banks, as well as interchange and assessments paid to credit card associations (MasterCard and Visa) under revenue sharing agreements pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Included in cost of goods and services sold are the expenses covering interchange and bank processing directly attributable to the furnishing of transaction processing and other services to our merchant customers, and are recognized simultaneously with the recognition of revenue. We have outsourced a portion of our services to third-party processors, including, but not limited to, CTS Holdings, Inc. (a wholly owned subsidiary of First Data Corp), Fidelity National Card Services, Inc., Elavon, Inc., and Wells Fargo Bank, to whom, in each case, we remit a portion of the fee income for services they provide.

We were formed as a Delaware corporation in June 1997, and operate through several wholly owned subsidiaries:

•	SecurePay.com, Inc, which we acquired in March 2002;
•	Northern Merchant Services, Inc., which we refer to herein as NMSI, and which we acquired in August 2002;
•	Pipeline Data Processing, Inc., which we refer to herein as PDP;’

•	Pipeline Data Portfolio Acquisitions, Inc, which we refer to herein as Pipeline Acquisitions;
•	Aircharge, Inc., which we refer to herein as Aircharge and which we acquired effective September 30, 2005;
•	PayPipe, Inc., which we refer to herein as PayPipe, and which we acquired on December 19, 2005;
•	Paynet Systems, Inc., which we refer to herein as Paynet, and which we acquired on July 3, 2006;
•	Valadata, Inc., which we refer to herein as Valadata, and which we acquired on July 11, 2006;
•	CardAccept.com, Inc., which we refer to herein as CardAccept; and
•	PayPassage, Inc., which we acquired in April 2009.

Pipeline distinguishes itself from competitors by its advanced technology which includes on-line proprietary digital applications, proprietary shopping cart and gateway services, wireless cellular phone software to enable mobile card payment acceptance. Pipeline is one of a limited number of companies to be deemed by Visa as both Cardholder Information Security Program (CISP) compliant and an authorized merchant payment processor.

On February 17, 2009, we issued a $15 million face amount preferred stock instrument to Pipeline Holdings, LLC (“Holdings”) for the purposes of restructuring our balance sheet and to strategically acquire new merchant account portfolios and other operating companies. Simultaneous to the initial investment, Holdings has also made available to the Company an additional $15 million acquisition line of credit.

We believe the capital infusion by Holdings provides the company liquidity to expand market share not only through organic growth, but also through strategic acquisitions of compatible businesses. The acquisition of PayPassage, Inc. (“PayPassage”) in April 2009 represents an example of the Company deploying its funds to reach strategic objectives through acquisitions of high-quality ISOs. PayPassage is a full service credit card processing solution offered to U.S. merchants in the retail, wholesale, mail/phone order, commercial and eCommerce space. The former owners of PayPassage originally owned Paynet Systems, Inc., another successful full service credit card processing solution in the same merchant markets, which Pipeline acquired in 2006. The former shareholders of PayPassage have now formed a new entity that has entered into an exclusive processing service agreement with Pipeline for the provision of merchant processing services.

Our strategy is to build our business through organic growth, acquisitions and efficiency. We intend to aggressively grow the number of merchant accounts serviced through the solicitation of new merchant accounts and the acquisition of merchant portfolios and compatible businesses that feature recurring revenue payments. We intend to achieve growth and efficiency through our processing and servicing operations. Our processing platform is flexible, enabling merchant customization, and very scalable, enabling us easily to expand our operations to meet the requirements of high transaction volumes without significantly increasing our fixed costs.

Concurrent with the investment transaction by Holdings on February 17, 2009, six of Pipeline’s seven members of the Board of Directors resigned and a new five member Board was formed. Daniel Nenadovic serves as the new Chairman of the Board, and is joined by Peter J. Kight, Randal A. MCoy, MacAllister Smith, and Timothy Agnew.

Furthermore, Randal McCoy has assumed the position as President and Chief Executive Officer of the Company. MacAllister Smith has resigned as Chief Executive Officer and has assumed the position of Vice Chairman. In March 2009, Chris Anderson joined the Company and was appointed Executive Vice President and Chief Financial Officer. Our General Counsel, Sheila Corvino, was also named Corporate Secretary. Kevin Smith remains Chief Operating Officer, and Tom Tesmer remains as Chief Technology Officer. Donald Gruneisen has assumed the role of Treasurer and Chief Accounting Officer.

We believe our Board of Directors and our management team combines the breadth of business success and advisory capability with extensive experience in the payment processing business and a history of providing reliable, customer-focused service to our merchants.

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to our accompanying unaudited condensed consolidated financial statements and accompanying footnotes to help provide an understanding of our financial condition. Our discussion is organized as follows:

•

Results of Operations. This section contains an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of operations by comparing the results for the three-month period ended March 31, 2009 to the results for the three-month period ended March 31, 2008.

•

Balance Sheet. This section contains an analysis of our financial structure presented in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2009 compared to December 31, 2008.

•	Liquidity and Capital Resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt as of March 31, 2009.

Financial and Operational Highlights

The following table presents, for the periods indicated, certain amounts included in our condensed consolidated statements of operations, the relative percentage that those amounts represent to revenues, and the change in those amounts from year to year. This information should be read together with the condensed consolidated financial statements and accompanying notes.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements require us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses, as well as our related disclosure of contingent assets and liabilities. Estimates include, among other things, capitalized customer acquisition costs, loss reserves, certain accounts payable and accrued expenses, certain tax assets and liabilities, amortization, valuation of intangibles, goodwill and equity instruments. On an ongoing basis, we evaluate our estimates. Actual results could differ from those estimates.

Results of Operations

	Three Month’s Ended March 31,

(in thousands)	2008	% of Revenue	2009	% of Revenue	Change	% Change

Revenue	11,410	100.0%	9,521	100.0%	(1,889)	(16.6%)
Interchange	5,287	46.3%	4,328	45.5%	(959)	(18.1%)
Other cost of services/goods sold	1,817	15.9%	1,524	16.0%	(293)	(16.2%)
Total costs of services and goods sold	7,104	62.3%	5,852	61.5%	(1,252)	(17.6%)
Gross profit	4,306	37.7%	3,669	38.5%	(637)	(14.8%)
Salaries and payroll costs	1,850	16.2%	2,250	23.6%	400	21.6%
Other selling, general and administrative	1,593	14.0%	1,246	13.1%	(347)	(21.6%)
Customer acquisition cost amortization	158	1.4%	187	2.0%	29	18.4%
Depreciation and amortization	801	7.0%	782	8.2%	(19)	(2.4%)
Total operating expenses	4402	38.6%	4,465	46.9%	63	1.4%
Loss from operations	(96)	(0.8%)	(796)	(8.4%)	(700)	(729.2%)
Expenses	(1,511)	(13.2%)	(1,148)	(12.1%)	(363)	(24.0%)
Loss before income taxes	(1,607)	(14.1%)	(1,944)	(20.4%)	(337)	(21.0%)
Income tax benefit	(445)	(3.9%)	—	—	445	(100%)
Net loss	(1,162)	(10.2%)	(1,944)	(20.4%)	(782)	(67.3%)

Analysis of Net Loss for the three months ended March 31, 2009 compared to December 31, 2008

Revenues

Revenues decreased $1.9 million or 16.6% to $9.5 million for the three months ended March 31, 2009 from $11.4 million for the three months ended March 31, 2008. The decrease was primarily attributable to a reduction in overall transaction volume resulting in large measure from the attrition of customers and changes in the economy.

Interchange expenses

Interchange expenses decreased $1.0 million or 18.1% to $4.3 million for the three months ended March 31, 2009 from $5.3 million for the three months ended March 31, 2008. The decrease was primarily attributable to a decrease in processing volume to $253 million for the three months ended March 31, 2009 from $334 million for the three months ended March 31, 2008.

Other costs of goods and services sold

Other costs of goods and services sold decreased $0.3 million or 16.1% to $1.5 million for the three months ended March 31, 2009 as compared to $1.8 million for the three months ended March 31, 2008. This decrease was primarily attributable to a drop in processing volume.

Gross Profit

Gross profit decreased $0.6 million or 14.8% to $3.7 million for the three months ended March 31, 2009 from $4.3 million for the three months ended March 31, 2008.

Operating Expenses

Total operating expenses increased $63,000 or 1.4% to $4.5 million for the three months ended March 31, 2009 from $4.4 million for the three months ended March 31, 2008. The increase in operating expense is attributable to the increase in personnel, sales and marketing and depreciation and amortization of assets. The major components of operating expense include:

•

Salaries and payroll related costs increased $0.4 million or 21.6% to $2.3 million for the three months ended March 31, 2009 as compared to $1.9 million for the three months ended March 31, 2008. The increase was due primarily to preparation for our anticipated mergers which included commitments of additional personnel to manage higher levels of software development and maintenance of $0.1 million, as well as severance payments of $125,000 related to restructuring following the Pipeline Holdings investment. Incentive compensation accrued was $0.2 million for the three months ended March 31, 2009 compared to $0 for the 3 months ended March 31, 2008. Salaries and payroll cost include share-based payments of $98,000 for the three months ended March 31, 2009.

•

Selling, general and administrative expenses decreased $0.3 million or 21.6% to $1.2 million for the three months ended March 31, 2009 as compared to $1.6 million for the three months ended March 31, 2008. A $148,000 decrease was due primarily to a planned decrease in our advertising and marketing efforts as a new marketing plan was developed. Additionally, we experienced a decreased expense of $197,000, primarily attributable to merchant related collection expenses, and an increase of $147,000 related to auditing and other legal and professional services. Selling, general and administrative expense for the three months ended March 31, 2009 includes $7,000 of share based payments.

•	Deferred customer acquisition cost amortization increased $29,000 or 18.4% to $187,000 for the three months ended March 31, 2009 as compared to $158,000 for the three months ended March 31, 2008.

•	Depreciation and amortization decreased $19,000 or 2.4% to $782,000 for the three months ended March 31, 2009 as compared to $801,000 for the three months ended March 31, 2008.

Operating Loss

Operating loss increased $700,000 to a loss of $796,000 for the three months ended March 31, 2009 compared to a loss of $96,000 for the three months ended March 31, 2008. The increase in operating loss was primarily attributable to a decrease in revenue. Operating loss as a percentage of gross revenue was 8.4% for the three months ended March 31, 2009 as compared to 0.8% for the three months ended March 31, 2008.

Other Expenses

Other expenses decreased $0.4 million to $1.1 million for the three months ended March 31, 2009 from $1.5 million for the three months ended March 31, 2008. Other expenses primarily consisted of $1.1 million related to interest expense for the three months ended March 31, 2009.

Income Tax

Income tax benefit decreased to $0 for the three months ended March 31, 2009 from a tax benefit of $445,000 for the three months ended March 31, 2008. The decrease was primarily due to changes in net deferred tax assets and deferred tax liability balances as of the end of the three months.

Net loss

As a result of the above factors, net loss increased from $1.2 million for the three months ended March 31, 2008 to $1.9 million for the three months ended March 31, 2009.

Balance Sheet Information

	March 31, 2009	December 31, 2008
Selected Balance Sheet Data	(in thousands)
Cash and cash equivalents	$9,881	$1,133
Other current assets	1,571	1,640
Property and equipment, net	1,350	1,302
Goodwill	10,437	10,437
Merchant portfolios, residual rights and other intangibles, net	9,399	10,057
Other assets	2,812	3,108
Total assets	$35,450	$27,679
Accounts payable and other current liabilities	$4,554	$6,523
Long-term debt and notes payable	42,164	42,179
Total liabilities	46,718	48,702
Total stockholders’ equity	(11,269)	(21,023)
Total liabilities, temporary equity and stockholders’ equity	$35,450	$27,679

Analysis as Balance Sheet for March 31, 2009 compared to December 31, 2008

Assets

Total assets increased $7.8 million or 28% to $35.5 million at March 31, 2009 from $27.7 million at December 31, 2008. The increase was primarily due to the issuance of 82.9 million shares of common stock and 5 million shares of Series A Preferred to Pipeline Holdings, LLC for approximately $14.0 million. This was offset by the settlement of the shares subject to mandatory redemption of the former Charge.com stockholder for $2 million and attributable to amortization of intangible assets. Additionally, restricted cash, and property and equipment expanded commensurate with business growth. Cash and cash equivalents increased by $8.7 million or 772% as the result of cash flow from financing activities being more than cash flow used in operating and investing activities.

Receivables, which primarily result from merchant processing fees from our merchants during the processing month and the collections of those fees from our merchants at the beginning of the following month, as well as recognizing other revenue on an accrual basis and collecting the funds in the ensuing periods, decreased $180,000, or 13%, to $1.2 million at March 31, 2008 from $1.4 million at December 31, 2008. The decrease in receivables from merchants was primarily due to decreased processing volume.

Notes receivable included in other current assets increased $81,000 to $125,000 as of March 31, 2009, compared to $44,000 as of December 31, 2008, due to adjustment of note values to market. Debt issuance costs increased $25,000 to $137,000 as of March 31, 2009, from $112,000 as of December 31, 2009, as result of additional costs incurred in issuing amended senior secured notes as of December 31, 2009.

Property and equipment, net increased $48,000 to $1.4 million, or 4% as of March 31, 2009 from $1.3 million as of December 31, 2008, due to the continued build-out of our technology infrastructure, primarily for the hardware and software required for the expansion of the company’s core operating platform and secure payment gateway.

Goodwill was unchanged and merchant portfolio, residual rights and other intangibles decreased a net amount of $658,000 or 7%, primarily from the amortization of those intangibles.

Liabilities

Total liabilities decreased $2.0 million or 4% to $46.7 million at March 31, 2009 from $48.7 million at December 31, 2009 primarily as result of the reduction purchase and cancellation of shares subject to mandatory redemption held by the former Charge.com stockholders.

Equity

Total stockholders’ equity increased $9.8 million or 46%, from December 31, 2008, primarily due the proceeds from the issuance of 82.9 million shares of common stock and 5.0 million shares of Series A Preferred. This was offset by the losses of $1.9 million for the 3 months ended March 31, 2009.

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

Liquidity and Capital Resources

	Three months ended March 31,
	2009	2008
Selected Statement of Cash Flows Data	(in thousands)
Cash flow from operations	($1,222)	$1,139
Cash flow from investing activities	(169)	(1,853)
Cash flow from financing activities	10,139	(38)
Total change in cash	8,748	(752)
Cash balance, end of period	$9,881	$242

Analysis of Liquidity and Capital Resources

At March 31, 2009, we had a cash balance of $9.9 million compared to $1.1 million at December 31, 2008. The increase in the cash balance is principally due to the capital infusion by Pipeline Holdings, LLC in February 2009. Our cash requirements include cost of revenues, selling, general and administrative expenses, income taxes, debt service payments, financing commitment costs, capital expenditures, and systems development. Management believes its liquidity position will be sufficient to fund future operating and debt obligations over the next twelve months.

Contractual Obligations

The Company entered into a management agreement with ComVest Advisors, LLC in February 2009 for the provision of advisory services. The monthly fee is the greater of $20,833 or 5% of EBITDA. The agreement continues for so long as their affiliates own at least 10% of the outstanding equity of the Company on a fully diluted basis. ComVest Advisors, LLC is a related party to Pipeline Holdings, LLC.

The Company is required to make a mandatory prepayment of the outstanding principal and accrued interest of the Senior Secured notes within forty-five (45) calendar days after the end of each fiscal quarter in each fiscal year of the Company (commencing with the fiscal quarter ending March 31, 2009) in an amount equal to 50% of all excess cash flow, if any, for such fiscal quarter. Excess cash flow means for any period, (i) EBITDA for such period, less (ii) the sum of (A) all net interest expense of the Company, (B) income, withholding and other similar Federal, state or local taxes paid in cash by the Company for such period, (C) capital expenditures made in respect of the Company, (D) the amount of any gains of the Company (net of cash taxes paid thereon) included in amounts actually paid in respect of any transaction(s) consummated during the subject period, and (E) any taxes paid during the subject period relating to a transaction which required a mandatory prepayment.

Cash Flow Provided by (Used by) Operating Activities

Net cash used by operating activities was $1.2 million for the three months ended March 31, 2009 as compared to operating activities providing $1.1 million of cash for the three months ended March 31, 2008, resulting in a net decrease of $2.3 million. Cash interest expense consumed $766,000 for the three months ended March 31, 2009, a decrease of $2,000 from $768,000 for the three months ended March 31, 2008. Additionally, uses of cash of $0.4 million resulted from changes in net operating assets and liabilities.

Cash Flow Provided by (Used by) Investing Activities

Net cash used by investing activities was $169,000 for the three months ended March 31, 2009 as compared to a use of $1.9 million for the three months ended March 31, 2008. Total capital expenditures for the three months ended March 31, 2009 were $158,000 compared to $190,000 invested in the three months ended March 31, 2008. Additionally, intangibles of $11,700 were purchased in the three months ended March 31, 2009.

Cash Flow Provided by (Used by) Financing Activities

Net cash provided by financing activities was $10.1 million for the three months ended March 31, 2009 as compared to a use of $38,000 for the three months ended March 31, 2008. The increase in cash provided by financing activities is principally the result of the proceeds from the issuance of a $15 million face amount preferred stock instrument in February 2009 to Pipeline Holdings, LLC, net of approximately $1.5 million of issuance cost, less $2.0 million for the purchase of shares subject to mandatory redemption from the former Charge.com stockholders (See Note I- Stockholders’ Equity).

Off-Balance Sheet Arrangements

We have not entered into any transactions with third parties or unconsolidated entities whereby we have financial guarantees, subordinated retained interest, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or other obligations, except as follows. The Stock Purchase Agreement between the Company and Pipeline Holding, LLC, contains an indemnity covering legal actions brought against CoCard Marketing Group, LLC (“CoCard”), or its affiliates, related to the investment transaction between Pipeline Holdings, LLC and CoCard (See Note H – Commitments and Contingencies).

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

ITEM 4T. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2009 the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in the internal control over financial reporting that occurred during the period ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in certain legal proceedings and claims, which arise in the ordinary course of business. In the opinion of the Company, based on consultations with outside counsel, the results of any of these ordinary course matters, individually and in the aggregate, are not expected to have a material effect on its results of operations, financial condition or cash flows. As more information becomes available, if the Company should determine that an unfavorable outcome is probable on such a claim and that the amount of such probable loss that it will incur on that claim is reasonably estimable, it will record a reserve for the claim in question. If and when, the Company records such a reserve, it could be material and could adversely impact its results of operations, financial condition and cash flow.

Iroquois Master Fund matter:

On June 29, 2006, the Company entered into a $37 million convertible debt financing with a group of institutional investors. Under the terms of agreement, the Company issued convertible notes that accrue interest at a rate of 8% per annum, payable quarterly in arrears beginning on October 2, 2006. A member of the lending group which loaned our Company $1,000,000 is Iroquois Master Fund Ltd. (“Iroquois”). During April 2007, Iroquois provided our Company written default notices stating that the Company had failed to pay interest and related penalties under the terms of the note. Upon receipt of the default notice, the Company immediately paid the interest and related penalties. Iroquois further demanded under the terms of default that the Company satisfy certain obligations, including, but not limited to, the lenders’ rights to payment of 125% of the principal amount due plus interest and penalties. Iroquois filed suit against the Company on June 19, 2007 in the Supreme Court of the State of New York County of New York for breach of contract. On December 31, 2008 Iroquois waived all alleged defaults and subsequently withdrew its action against the Company.

Valadata, Inc. (L-60 Inc.) matter:

On July 10, 2006, the Company acquired Valadata, Inc. (“Valadata”), a retail merchant credit card processing provider catering primarily to the restaurant industry. The Company also acquired a separate retail portfolio. The purchase price for the transaction was $5.4 million in cash and an additional $1.5 million over the next two years, subject to performance milestones. The purchase price for the separate retail portfolio was $500,000. The Company determined that the performance milestones were not met as of July 10, 2007 and that no further obligation exists to the former shareholders of Valadata, Inc. However, Pipeline did calculate the residuals of the underlying seller agents of Valadata and made milestone payments to all agents who reached their performance milestones. The former shareholders of Valadata, Inc. disagree with the Company’s determination.

In October 2007, L60, Inc. (“L-60”), as former Valadata shareholders, filed suit against the Company in Maricopa County Superior Court. In its complaint, L60 alleges that Pipeline breached certain agreements made in connection with Pipeline’s acquisition of Valadata, and seeks approximately $1.5M, plus attorneys’ fees and costs. Pipeline vigorously disputes the claims, has filed an answer denying any liability, and has countersued plaintiff and various related parties for, among other things, breach of contract and tortuous interference with contractual relationships. Pipeline’s counterclaims seek compensatory damages, as well as attorneys’ fees. In February of 2008, the Court dismissed Pipeline’s tort claims without prejudice to the extent they are grounded in their contracts with L60, but their contract claims against L60 and its principals remain. Pipeline reached a settlement with respect to its claim for tortuous interference against a third party. Discovery is closed. On February 27, 2009, Pipeline and L60 filed cross motions for summary judgment. Briefing is complete, and oral argument is scheduled for the June 22, 2009. If the Company is not successful in the motions, then a trial is expected.

In February 2008, Pipeline and First Data Merchants Services Corporation (“First Data”) reached a settlement of various disputes which resulted in, among other things, First Data agreeing to release to Pipeline certain funds it was holding in response to L60’s demand not to release such funds. The basis for L60’s demand is described more fully below. As part of that settlement agreement, Pipeline agreed to indemnify First Data from losses arising out of the release of the funds.

On April 8, 2009, L60 filed suit against First Data and its affiliate CTS Holdings, LLC (“CTS”) in Colorado state court to recover the released funds and other alleged damages. The complaint asserts claims for wrongful payment, declaratory judgment and tortuous interference with contract. As a basis for these claims, L60 alleges that Pipeline defaulted on its obligation to make payments on a promissory note for the purchase of Valadata that was secured by Valadata’s accounts receivable. After Pipeline informed L60, in August 2007, that it would not make any further installment payments on the note, L60 notified Valadata’s account debtors, including First Data and CTS, that any future payment should be made directly to L60 and not Valadata. L60 alleges that First Data and CTS ignored the notification and continued to make payments to Valadata. L60 seeks recovery of the unspecified amounts paid by First Data and CTS to Valadata, as well as seeking an order from the court that any future payments on amounts owed to Valadata are made directly to L60, and seeking alleged damages caused by the defendants’ interference with the agreement between L60, Pipeline and Valadata. Given the overlap in factual issues between the Colorado and Arizona actions and pursuant to the above indemnity, the Company retained PCBB to represent First Data and CTS in the Colorado suit. First Data and CTS plan to answer the complaint and simultaneously request that the court stay the Colorado action pending resolution of the Arizona action. The answer is due on May 18, 2009.

CoCard Marketing Group, LLC matter:

On May 16, 2008, the Company and COCARD(R) Marketing Group, LLC (“CoCard”) signed a Definitive Merger Agreement, subsequently amended in September 2008 in an Amended and Restated Agreement and Plan of Merger, (the “Agreement”) for Pipeline to acquire CoCard for approximately $79.5 million in cash and notes plus future considerations based on certain performance measurements. CoCard is a Nashville, Tennessee-based merchant services provider comprised of 73 independent sales offices catering primarily to small and medium-sized retail accounts. CoCard processes over $3 billion of credit card transactions annually from its base of over 26,000 merchants.

The Agreement provided for certain conditions or obligations to be met by the parties in order to close. One such condition was for Pipeline to have consummated an investment transaction by ComVest Investment Partners (“ComVest”), or by one of its affiliates, for an amount equal to at least $50 million.

On December 12, 2008, CoCard filed a complaint in state court in Nashville, Tennessee, against ComVest and Pipeline seeking specific performance of the Agreement, or in the alternative, compensatory and punitive damages allegedly arising out of the termination of the Agreement, together with attorneys fees, costs and other relief. The claims directed against Pipeline are for breach of contract and breach of an alleged covenant of fair dealing. As to

ComVest, the complaint asserts similar contract-related claims, but also alleges an assortment of statutory and common law claims based on ComVest’s conduct in the course of the transaction. In February, the Company and ComVest filed separate motions to dismiss all claims filed against them. Those motions were recently denied, and the Company is now in the process of preparing an answer asserting its defenses, which answer is due on May 18, 2009. No discovery has yet been taken in the case, but is expected to begin in the next few weeks.

The Company’s position is the investment transaction on February 20, 2009 by Pipeline Holdings, Inc, an affiliate of ComVest, did not satisfy the $50 million threshold, and thus, the Company maintains the obligation to close the transaction with CoCard was not triggered.

Garner Gifts contingent payment:

Our payment processor First Data Merchant Services Corporation (“FDMSC”) informed us of suspected fraudulent activity by a merchant that could result in a loss of approximately $150,000. We believe that such loss should be paid by FDMSC pursuant to their indemnification requirements in the ISO Services and Marketing Agreement, as amended, between our companies. They disagree. We filed suit against FDMSC on October 29, 2007. The case citation is Pipeline Data, Inc. v. First Data Merchant Services Corporation, Garner Gifts, and Delayna Garner, United States District Court for the Eastern District of New York. We settled this action in February 2008 with FDMSC whereby FDMSC returned approximately $100,000 to our account.

Our Subsidiary SecurePay.com, Inc (“SecurePay”)

United States District Court of Arizona by Net MoneyIN, Inc. (plaintiff) vs. Mellon Financial Corp., et al (defendants) (Cause No. CV-01-441-TUC-RCC) is an industry-wide lawsuit against numerous defendants based on intellectual property infringement of a payment system. A default judgment has been rendered against several of the parties, including SecurePay. Removal of this judgment is currently being sought. SecurePay views this suit to be without merit.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 17, 2009, we closed the transactions contemplated by the Stock Purchase Agreement between our company and Pipeline Holdings, LLC (“Holdings”), initially signed February 2, 2009, including the purchase of a $15 face amount preferred stock instrument by Holdings. Pursuant to the terms of the agreement Holdings received 82,854,292 shares of our common stock, $.001 par value, (“Common Stock”) and 5 million shares of Series A Convertible Preferred Stock (“Series A Preferred”). Our Series A Preferred is non-voting preferred stock with a par value of $.001 per share. The Series A Preferred currently ranks senior to all other classes and series of the Corporation’s equity securities. Each Series A Preferred share is convertible into our Common Stock at 12.2 cents per share with a 16% payment-in-kind (PIK) per annum, compounded monthly. As of March 31, 2009, the accrued but undeclared cumulative dividend equals $273,293. Each share of stock is convertible into shares of fully paid and non-assessable common stock at the option of the holder. The amount of common shares to be issued are determined by dividing the original face amount of $3.00 per Series A Preferred share by the conversion price per common share of $0.122. In the event that any Series A Preferred are converted, redeemed, or exchanged for another series of preferred stock, they will be cancelled and will not be reissued.

Upon the effectiveness of amendments to our Certificate of Incorporation to increase our authorized shares of Common Stock to 500 million and our authorized shares of preferred stock, par value $0.001, to 10 million, all issued and outstanding Series A Preferred and 82,854,292 common shares shall be automatically exchanged for the Series B Convertible Voting Preferred Stock (“Series B Preferred”). Upon conversion, there shall be 5 million shares of Series B Preferred representing a $15 million face amount preferred convertible stock instrument convertible into our Common Stock at 12.2 cents per share with a 16% PIK. The 5 million Series B Preferred shares shall be initially convertible into 122,950,820 shares or 68% of our Common Stock subject to adjustments for any stock dividends, splits, combinations and similar events.

Neither the Series A Preferred nor the Series B Preferred is redeemable. The Series A Preferred shares and the Series B Preferred shares are automatically convertible in the event of certain liquidity events such as (i) the Company’s sale of its Common Stock in a firm commitment underwritten public offering on the New York Stock Exchange or Nasdaq GS, among other things, yielding net proceeds to the Corporation of no less than $100,000,000 in the aggregate (a “Qualified Public Offering”), (ii) the date specified by written consent of the holders of Preferred Stock, (iii) upon the effectiveness of a registration statement covering resale of common stock or common stock equivalents pursuant to the terms of a private placement of securities by the Corporation (a “Private Placement”), among other things, yielding net proceeds to the Corporation of no less than $100,000,000 in the aggregate; or (iv) after three (3) years from the later to occur of certain trading target prices.

The Series A Preferred shares have a liquidation preference that entitles them to receive, prior to the holders of common stock, an amount per share equal to the sum of (i) at all times prior to the amendment of the Certificate of Incorporation to increase the number of authorized shares of Common Stock of the Corporation to 500,000,000 shares, (A) ten (10) times the applicable original face amount of $3.00 per share plus (B) declared or accrued but unpaid dividends on such share or (ii) at all times after such amendment, two (2) times the original face amount price for such series of Series A Preferred, plus declared or accrued but unpaid dividends on such share. At March 31, 2009, 125,190,927 shares of common stock were reserved for the conversion of the preferred stock.

Proceeds from the Pipeline Holdings financing were used to pay certain outstanding debt payables including the extinguishment of an outstanding put right on 9,398,058 shares of Pipeline Data’s Common Stock held by the former shareholders of Charge.com, Inc., which was redeemable for approximately $16 million with interest accruing at 18%. This put right has been settled in full for $2 million in cash and the return of the Charge.com name with related domain rights, The 9,398,058 shares of Pipeline Common Stock have been returned to the Company for cancellation. In addition, pursuant to the Pipeline Holdings financing, we restructured our $37 million, 8% coupon convertible notes due June 29, 2010. These notes have now been restructured to a $42.1 million loan, with a 10% coupon until June 30, 2010 and a 14% coupon until June 30, 2011. The Company has the option to extend the notes for an additional year until June 30, 2012, at its sole discretion. As restructured, all convertible equity features have been removed from the notes and all 11.1 million detached full-ratchet warrants have been terminated. The completion of the transactions contemplated by the Stock Purchase Agreement between our company and Holdings was a condition precedent to the effectiveness of restructuring Prior to closing of the transaction with Holdings, an Amendment No. 1 to the Securities Purchase Agreement among the more than 75% of the noteholders and our company (“Amendment No. 1”) was executed and held in escrow by lenders’ counsel. All noteholders have agreed to the restructured notes, which such restructuring was effective as of December 31, 2008. Remaining funds from the Pipeline Holdings financing will be used for acquisitions, capital expenditures, organic growth, and working capital.

Proceeds from the Sale of Equity Securities	$14,025,000

Use of Proceeds from the Sale of Equity Securities Offering costs paid to Comvest	$1,453,979

Purchase of shares subject to mandatory redemption from the former Charge.com stockholders	2,000,000
Acquisition of PayPassage, Inc	2,477,011
Increase in working capital to fund ongoing operations	8,094,010

Total use of proceeds	$14,025,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Waived Alleged Default by Iroquois Master Fund Ltd.

On June 29, 2006, the Company entered into a $37 million convertible debt financing with a group of institutional investors. Under the terms of agreement, the Company issued convertible notes that accrue interest at a rate of 8% per annum, payable quarterly in arrears beginning on October 2, 2006. A member of the lending group which loaned our Company $1,000,000 is Iroquois Master Fund Ltd. (“Iroquois”). During April 2007, Iroquois provided our Company written default notices stating that the Company had failed to pay interest and related penalties under the terms of the note. Upon receipt of the default notice, the Company immediately paid the interest and related penalties. Iroquois further demanded under the terms of default that the Company satisfy certain rights, including, but not limited to, the lenders’ rights to payment of 125% of the principal amount due plus interest and penalties. Iroquois filed suit against the Company on June 19, 2007 in the Supreme Court of the State of New York County of New York for breach of contract. On December 31, 2008 Iroquois waived all alleged defaults and subsequently withdrew its action against the Company.

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

PIPELINE DATA INC.
(Registrant)

By:	/s/ Randal A McCoy	By:	/s/Chris Anderson

Name:	Randal A McCoy	Name:	Chris Anderson
Title:	Chief Executive Officer and President	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 14, 2009